Form 10-Q
period 1996-03-31
FITZGERALDS GAMING CORP
filed 1996-05-15
CIK 948087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
 (MARK ONE)

    [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


              For the Transition period from ____________ to ____________ .
                          Commission file number:  0-26518



                         FITZGERALDS GAMING CORPORATION
             (Exact name of registrant as specified in its charter)



                NEVADA                                88-0329170
   (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

                    301 FREMONT STREET, LAS VEGAS NV         89101
               (Address of principal executive offices)    (Zip Code)

                                 (702) 388-2224
              (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]



 Shares outstanding of each of the registrant's classes of common stock as of
                                 May 10, 1996

               Class                      Outstanding as of May 10, 1996
    Common stock, $.01 par value                    3,956,816

                         FITZGERALDS GAMING CORPORATION
                                   FORM 10-Q
                                     INDEX




PART I      FINANCIAL INFORMATION

            ITEM 1           CONSOLIDATED FINANCIAL STATEMENTS

                             CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996 AND                     4
                             DECEMBER 31, 1995

                             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS
                             ENDED MARCH 31, 1996 AND  APRIL 2, 1995                                  6

                             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS
                             ENDED MARCH 31, 1996 AND APRIL 2, 1995                                   7

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               8

            ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS                                      9

PART II     OTHER INFORMATION                                                                        14

            SIGNATURES                                                                               15

                                     PART I
                             FINANCIAL INFORMATION


                                     ITEM 1
                       CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995




ASSETS                                                             MARCH 31, 1996      DEC. 31, 1995
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 21,015,657         $ 19,843,824
   Restricted cash                                                            0              471,569
   Accounts and notes receivable                                      1,865,613            3,006,961
   Inventories                                                        1,287,781            1,027,848
   Prepaid expenses                                                   3,367,267            3,105,729
                                                                    -----------          -----------

        Total current assets                                         27,536,318           27,455,931
                                                                   ------------         ------------

PROPERTY AND EQUIPMENT, net                                         105,647,965          103,802,669
                                                                   ------------         ------------

OTHER ASSETS:
   Restricted cash-construction                                      45,084,308           49,100,000
   Restricted investment                                              1,000,000            1,000,000
   Long-term accounts and notes receivable
      related parties, net of current portion                         2,357,177            1,902,396
   Advances receivable                                                        0            2,500,000
   Investment in 101 Main Street                                      2,628,428                    0
   Investment in Fremont Street Experience                            2,797,762            2,786,384
   Debt offering costs                                                7,221,073            7,357,754
   Other assets                                                       1,391,730            1,308,205
                                                                   ------------         ------------

       Total other assets                                            62,480,478           65,954,739
                                                                   ------------         ------------
TOTAL                                                              $195,664,761         $197,213,339
                                                                   ============         ============




                See notes to consolidated financial statements.

FITZGERALDS GAMING CORPORATION

MARCH 31, 1996 AND DECEMBER 31, 1995




LIABILITIES AND STOCKHOLDERS' EQUITY                              MARCH 31, 1996        DEC. 31, 1995
CURRENT LIABILITIES:
   Current portion of long-term debt                               $  8,736,693         $ 10,498,434
   Current portion of notes payable - related parties                   761,042              727,671
   Accounts payable                                                   4,767,932            5,938,650
   Accrued expenses                                                  13,161,623           10,858,990
   Deferred tax liability                                                63,672               63,672
                                                                   ------------         ------------

                                                                     27,490,962           28,087,417
                                                                   ------------         ------------
LONG-TERM DEBT, NET OF CURRENT PORTION                              138,112,703          137,659,479

NOTES PAYABLE-RELATED
   PARTIES, net of current portion                                    1,773,884            1,807,255

DEFERRED TAX LIABILITY                                                1,420,495            1,420,495
                                                                   ------------         ------------

   Total liabilities                                                168,798,044          168,974,646
                                                                   ------------         ------------

MINORITY INTEREST                                                       309,403              225,097
                                                                   ------------         ------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE PREFERRED STOCK,
   Recorded at liquidation preference value, net of
   Unamortized offering costs and discounts                          12,760,969           11,952,629

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 29,200,000 shares
   Authorized 3,956,816 shares issued and outstanding                    39,568               39,568
   Additional paid-in capital                                        24,455,591           24,455,175
   Accumulated deficit                                              (10,698,814)          (8,433,776)
                                                                   ------------         ------------

   Total stockholders' equity                                        13,796,345           16,060,967
                                                                   ------------         ------------

TOTAL                                                              $195,664,761         $197,213,339
                                                                   ============         ============



                See notes to consolidated financial statements.

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 1996 AND APRIL 2, 1995


                                                                                         QUARTERS ENDED
                                                                              -------------------------------------
                                                                              MARCH 31, 1996          APRIL 2, 1995
OPERATING REVENUES:
  Casino                                                                        $26,906,261            $28,064,601
  Food and beverage                                                               4,686,054              4,725,837
  Rooms                                                                           3,026,792              3,127,733
  Other                                                                           1,718,610              1,752,892
                                                                                -----------            -----------
      Total                                                                      36,337,717             37,671,063
Less promotional allowances                                                       2,972,185              3,145,830
                                                                                -----------            -----------
      Net                                                                        33,365,532             34,525,233
                                                                                -----------            -----------

OPERATING COSTS AND EXPENSES:
    Casino                                                                       13,941,335             14,578,788
    Food and beverage                                                             3,050,063              3,182,023
    Rooms                                                                         1,893,976              1,720,882
    Other operating                                                                 405,366                444,013
    Selling, general and administrative                                          10,030,459              9,838,609
    Depreciation and amortization                                                 1,928,953              2,176,613
                                                                                -----------            -----------
      Total                                                                      31,250,152             31,940,928
                                                                                -----------            -----------
INCOME (LOSS) FROM OPERATIONS                                                     2,115,380              2,584,305

OTHER INCOME (EXPENSE):
    Interest income                                                                 811,598                100,355
    Other income                                                                     65,918                      0
    Interest expense                                                             (5,365,556)            (3,646,314)
    Gain on sale of assets                                                          148,243                101,962
    Equity in income of unconsolidated affiliate                                    128,428                      0
    Minority interest in (income) loss of subsidiaries                              (84,306)              (112,195)
                                                                                -----------            -----------
INCOME (LOSS) BEFORE TAXES                                                       (2,180,295)              (971,887)

INCOME TAX (PROVISION) BENEFIT                                                      733,597               (147,540)
                                                                                -----------            -----------

NET LOSS                                                                         (1,446,698)           $(1,119,427)
                                                                                -----------            -----------

PREFERRED STOCK DIVIDENDS                                                          (808,340)
                                                                                -----------

NET LOSS APPLICABLE TO COMMON STOCK                                             $(2,255,038)
                                                                                -----------

NET LOSS PER COMMON SHARE                                                            $(0.56)
                                                                                ===========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                             4,012,855
                                                                                ===========

                 See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1996 AND APRIL 2, 1995


                                                                                                  QUARTERS ENDED
                                                                                          ------------------------------
                                                                                          MARCH 31, 1996   APRIL 2, 1995
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $ 2,165,456      $   289,572
                                                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                                                                 177,838          115,768
  Repayments from related parties                                                               58,825           48,706
  Acquisiton of property and equipment                                                      (3,732,300)        (960,300)
  Increase in advances receivable                                                                 -            (541,650)
  Decrease in restricted cash                                                                4,015,692             -
  Investment in Fremont Street Experience                                                     (315,500)            -
                                                                                           -----------      -----------

  Net cash provided by (used in) investing activities                                          204,555       (1,337,476)
                                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Advances from related parties                                                                   -             683,494
  Proceeds from issuance of debt                                                             3,200,000          500,000
  Repayment of long-term debt                                                               (4,851,067)      (2,081,207)
  Common stock dividends                                                                          -            (914,791)
  (Increase) decrease in restricted cash                                                       471,569          (49,800)
  Other                                                                                        (18,680)            -
                                                                                           -----------      -----------

  Net cash used in financing activities                                                     (1,198,178)      (1,862,304)
                                                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                                1,171,833       (2,910,208)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                       19,843,824       11,886,001
                                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                            $21,015,657      $ 8,975,793
                                                                                           ===========      ===========

Cash paid for interest                                                                     $ 1,395,164      $ 4,827,847

Summary of non-cash investing and financing activities
Property and equipment acquired through the issuance of debt                               $    70,420      $   621,593
Accretion of discount on preferred stock                                                        47,573             -
Accrual of preferred stock dividends                                                           760,767             -
Advances receivable transferred to investment in 101 Main Street                             2,500,000             -

                See notes to consolidated financial statements.

                         FITZGERALDS GAMING CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements of the Company as of March 31, 1996 and for the quarters ended March 31, 1996 and April 2, 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Investment in 101 Main Street

On February 16, 1996, the Company received approval from the Colorado Limited Gaming Commission to purchase a 22% equity interest in 101 Main Street LLC, the owner of Fitzgeralds Black Hawk Casino. The purchase became effective on February 26, 1996 and the Company began accounting for this investment using the equity method on this date. The Company had advanced $2,500,000 to 101 Main Street, which amount was reclassified to an investment account upon the acquisition of the 22% equity interest.

3.  Recently-Issued Accounting Standard Adopted

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was adopted by the Company during the first quarter of 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro-forma effect on net income and earnings per share.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the Notes thereto included in this report. The following discussion contains certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change.

GENERAL

The Statement of Operations includes figures for Harolds Club, which the Company closed on March 31, 1995 in anticipation of a sale which was completed on May 31, 1995. The discussion below, as it relates to the 1995 Period (as defined), excludes figures for Harolds Club. Certain other changes in operations affecting the period-to-period comparisons below include (a) commencement of the Company's management of the Fitzgeralds Black Hawk Casino on May 23, 1995 (under an exclusive ten-year management agreement) for a monthly management fee payable from that date on; (b) commencement of the Company's management of the Cliff Castle Casino also on May 23, 1995 (under an exclusive five-year management contract) for a monthly management fee and other consideration payable from that date on; and (c) the receipt by the Company of approval from the Colorado Limited Gaming Commission on February 16, 1996 to purchase a 22% equity interest in the owner of Fitzgeralds Black Hawk Casino, which purchase became effective on February 26, 1996.

The Company is in the process of constructing a 507-room hotel and other amenities at Fitzgeralds Tunica and is also in the process of expanding and significantly upgrading its Las Vegas property. The Company expects to complete the Tunica expansion by August 1996 and to complete the Las Vegas renovation and expansion by December 1996.

The Company anticipates that operating results for the thirteen weeks ending June 30, 1996 (its second fiscal quarter) will be lower than those recorded for the thirteen weeks ending July 2, 1995, the equivalent year-earlier period, for basically the same reasons set forth below in analyzing the 1996 Period (as defined) performance in relation to the 1995 Period performance.

SUMMARY

For the thirteen weeks ended March 31, 1996 (the "1996 Period"), Total Revenues were $36.3 million, materially unchanged from $36.0 million for the thirteen weeks ended April 2, 1995 (the "1995 Period"). Total Revenues were positively impacted by management fees from Cliff Castle and Fitzgeralds Black Hawk, which were not operating during the 1995 Period, and an increase in total revenues at Fitzgeralds Las Vegas attributable to the opening of the Fremont Street Experience, partially offset by lower total revenues at Fitzgeralds Reno and Fitzgeralds Tunica.

Income From Operations for the 1996 Period was $2.1 million, a 46.3% decline against $3.9 million for the 1995 Period. The decline in Net Income, from a net income of $0.2 million for the 1995 Period to a net loss of $1.4 million for the 1996 Period, reflected the decline in Income from Operations partially offset by a change in income tax position from a $0.3 million provision to over $0.7 million benefit towards future earnings and an increase in Interest Expense.

Adjusted EBITDA(1), which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, declined 31.6%, from $5.92 million2 for the 1995 Period to $4.04 million for the 1996 Period.

==============================================================================
                          Summary of Operating Results
                             (Dollars in thousands)
- ------------------------------------------------------------------------------

                      Net Operating Revenues             Adjusted EBITDA
                   1996 Period      1995 Period     1996 Period   1995 Period
Las Vegas            $12,157          $11,263         $1,360        $1,438
Tunica                10,400           11,075          1,107         2,848
Reno                   8,351            8,310            852         1,125
Other                  2,458            2,359            725           506

Total                $33,366          $33,007         $4,044        $5,917(2)
==============================================================================

In the above table, "Other" includes management fees from the Oneida Contract, Fitzgeralds Black Hawk and Cliff Castle Casino, as well as results from the Nevada Club and unallocated costs related to corporate overhead.

REVENUES

The Company recorded Total Revenues of $36.3 million and Net Operating Revenues of $33.3 million for the 1996 Period, both representing nominal increases over the 1995 Period's $36.0 million and $33.0 million, respectively. Casino Revenues, which increased nominally for the 1996 Period, represented approximately 74% of Total Revenues in both periods. Among non-casino revenues, Rooms Revenues (at 8.3% and 8.7% of Total Revenues for the 1996 and 1995 Periods, respectively) declined 3.2% from the earlier period, Food and Beverage revenues (at





__________________________________

(1) Earnings Before Interest, Taxes on Income, Depreciation and Amortization plus costs relating to development and pre-opening.
(2) EBITDA for the 1995 Period included the one-time receipt of $665,000 from the Oneida Indian Nation of New York relating to a settlement on fees due on work performed in 1994.

approximately 13% of Total Revenues for both periods) increased 2.4% and Other Revenues (at approximately 4.8% of Total Revenues for both periods) were materially unchanged.

Promotional Allowances decreased 1.9% period-to-period, as a result of the implementation of improved methods to determine which guests should receive complimentary goods and services.

Casino Revenues, approximately 72% of which are derived from slot machine revenues, were materially unchanged since an increase at Fitzgeralds Las Vegas was essentially offset by a decline at Fitzgeralds Tunica. Casino Revenues increased by 6.5% and 3.8% at Fitzgeralds Las Vegas and Fitzgeralds Reno, respectively, and declined by 5.8% at Fitzgeralds Tunica. The increase at Fitzgeralds Las Vegas was the result of increased traffic generated by the Fremont Street Experience, which opened on November 30, 1995, partially offset by lower hold percentages, both at the tables and slot machines. The increase at Fitzgeralds Reno was the result of upgraded slot product which includes bill validators. The decline at Fitzgeralds Tunica resulted primarily from adverse weather conditions for most of the first half of the 1996 Period, as well as the opening of additional casinos and the replacement of weaker competing properties with stronger ones, on a period-to-period comparison.

Non-casino revenues consist of three categories; (i) Room Revenues at Fitzgeralds Las Vegas and Fitzgeralds Reno; (ii) Food and Beverage Revenues at each facility; and (iii) miscellaneous revenues, such as management fees and retail sales.

Room Revenues improved at Fitzgeralds Las Vegas due to a decrease in tour-and-travel customers with replacement by free independent travelers typically paying a higher average daily room rate. Occupancy rates were 96.2% and 97.0%, for the 1996 and 1995 Periods, respectively . The Company anticipates lower Rooms Revenues for Las Vegas for the next five months as all 651 rooms undergo renovation. The Company has received approval to begin operating its hotel at Fitzgeralds Las Vegas as a Holiday Inn franchisee on July 1, 1996. However, since this anticipated start of operations as a franchisee precedes the completion of renovation of the entire facility, it is possible that Holiday Inns might require a delay in the start of franchisee operations. The operations of the hotel at Fitzgeralds Las Vegas as a Holiday Inn should result in higher average room rates and a maintenance of occupancy levels in the 95% or higher range. At Fitzgeralds Reno, lower hotel revenues were the result of both a 5% decline in occupancy levels, to 84%, as well as an approximately $8, or 17.3%, decline in average daily room rate. These declines were the result of increased competition in Reno, coupled with the absence of a four-month-long national bowling tournament which was held in Reno in 1995. A similar tournament will again be held in 1997, but was not held in 1996.

Food and Beverage Revenues posted gains of 9.3%, and 8.7%, respectively, at Fitzgeralds Las Vegas and Fitzgeralds Tunica, as result, respectively, of increased traffic and increased use of food and beverage as promotional items, and posted a 9.4% decline at Fitzgeralds Reno due to lower overall traffic.

Other Revenues did not change materially in the 1996 Period as the management fees from the Cliff Castle and Fitzgeralds Black Hawk casinos realized in the 1996 Period replaced a one-time fee of approximately $665,000 received in the 1995 Period under another contract.

OPERATING EXPENSES

Total Operating Expenses increased 7.5%, from $29.1 million for the 1995 Period to $31.3 million for the 1996 Period, primarily due to a 18.4% increase in General and Administrative Costs, as the Company began developing the corporate infrastructure necessary to implement its business plans following the Company's January 1995 Business Combination (described in the Company's most recent Annual Report on Form 10-K).

Casino expenses were $13.9 million for the 1996 Period, a 4.7% increase over the 1995 Period as the result of increased personnel and other costs in response to market conditions. Food and Beverage expenses declined 2.8%, from $3.14 million for the 1995 Period to $3.05 million for the 1996 Period, again as the result of cost controls in response to the decline in revenues for this department. Rooms expenses increased 10.1%, from $1.7 million for the 1995 Period to $1.9 million for the 1996 Period as a result of higher personnel costs at Fitzgeralds Las Vegas Fitzgeralds Reno.

The three largest cross-departmental operating expense categories of the Company are: personnel, promotional allowances (discussed above), and marketing. The Company continues to experience a tightening of the Reno labor market, with a resulting increase in average payroll cost per employee, and expects increased competition for qualified personnel in Tunica through the end of the year. The Company anticipates further increases in personnel cost as Fitzgeralds Tunica opens its hotel and related facilities and its larger casino, and as Fitzgeralds Las Vegas opens its expanded casino and related facilities.

Marketing Expenses, which includes advertising, promotional material, special events and the operations of the Fitzgeralds Card, have shown a significant increase from the 1995 Period to the 1996 Period. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity at each of the markets in which the Company operates, particularly in Tunica. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to the market.

INCOME FROM OPERATIONS

Income from Operations was $2.1 million for the 1996 Period, a decline of 46.3% from $3.9 million for the 1995 Period (including the one-time fee of $665,000 received on a contract settlement relating to work performed in fiscal 1994) as a direct result of revenues remaining materially unchanged while expenses in certain categories increased as discussed above.

INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

Interest Expense for the 1996 Period, net of interest income, was nearly $4.6 million, a 37.2% increase over the $3.3 million recorded for the 1995 Period. The principal reason for the increase was the issuance of the 13% Senior Secured Notes due 2002 in December 1995.

While the Company recorded slightly over $0.3 million in income tax provision for the 1995 Period, it recorded over $0.7 million in income tax benefit for the 1996 Period, resulting in a net loss figure less than loss before taxes.

NET INCOME

Net Income declined from a net income of $0.2 million for the 1995 Period to a net loss of $1.4 million for the 1996 Period for the various reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had unrestricted cash of $21.0 million, compared with $19.8 million at December 31, 1995, and nearly $8.8 million at April 2, 1995. The unrestricted cash balance at March 31, 1996 included approximately $6.5 million in bankroll, $1.0 million in cash earmarked for capital improvements at Fitzgeralds Reno and $4.0 million earmarked as contingency reserves for the capital improvement projects at Fitzgeralds Las Vegas and Fitzgeralds Tunica. As of March 31, 1996, the Company had over $45.0 million in cash held by a trustee for the completion of construction improvements at Fitzgeralds Tunica and Fitzgeralds Las Vegas. The Company believes that the cash held by the trustee, together with the aforementioned construction reserves held by the Company, will be adequate to complete the planned construction improvements at its Tunica and Las Vegas properties. The Company's $1.0 million credit line at a local bank was not in use at March 31, 1996.

Cash generated from operating activities was $2.2 million for the 1996 Period, which compares with under $1.0 million for the 1995 Period. The primary reason for increased cash generation (despite the decrease in Income from Operations) was a decrease in accounts receivable coupled with an increase in accrued expenses. Investing activities provided a nominal $0.2 million in cash flows for the 1996 Period, compared with over $1.4 million in cash flow uses for the 1995 Period. With respect to financing activities, the Company recorded net cash uses of $1.2 million for the 1996 Period, compared with net cash uses of $1.4 million for the 1995 Period.

The Company has substantial fixed costs, including debt service on the 13% Senior Secured Notes due 2002, as well as a continuing need for funds to finance on-going capital requirements at each of its facilities. The Company believes that its cash flow from operations, together with its cash reserves, will be sufficient to support normal operating and capital needs and its debt service requirements. However, during the 1996 Period, the Company has experienced certain adverse trends described above which appear to be continuing. Certain other events are anticipated, including competitive pressures in the Tunica market associated with the scheduled late June/early July 1996 opening of a new facility by Grand Casinos, and what may be anticipated as the responses, in the form of increased marketing costs, from current competitors; disruption at Fitzgeralds Las Vegas, including the temporary loss of casino space and a portion of its hotel rooms, during the Las Vegas renovation and expansion (the principal effects of which the Company intends to confine to a three-month period) and increasing competition as a result of the completion or major renovation of additional Las Vegas casino-hotels; and competitive pressures associated with the current excess room capacity in the Reno market, exacerbated by the absence during 1996 of a major bowling tournament at the National Bowling Stadium. If such adverse trends continue, reductions in revenues or increases in expenses associated with the foregoing or other factors not currently anticipated would reduce the Company's unrestricted cash resources and could affect the Company's ability to meet debt service and other obligations as they become due.

On May 31, 1995 the Company sold the closed Harolds Club Casino in Reno to an unrelated party who subsequently sold the same casino to a company which has since filed for protection from creditors under the Bankruptcy Act. Under the terms of certain agreements, Fitzgeralds Reno Inc., a wholly-owned subsidiary of the Company, is obligated for certain lease payment in the amount of approximately $650,000 annually, if not paid for by the current owners of Harolds Club.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

Not Applicable


ITEM 2.  CHANGES IN SECURITIES.

Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not Applicable


ITEM 5.  OTHER INFORMATION.

On February 16, 1996 the Company received approval from the Colorado Limited Gaming Commission to purchase a 22% equity interest in 101 Main Street LLC, the owner of Fitzgeralds Black Hawk Casino. The purchase, which was effected through the cancellation of advances in the amount of $2,500,000 made by the Company, became effective on February 26, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 14, 1996


                                        FITZGERALDS GAMING CORPORATION



                                        /s/ Fernando Bensuaski
                                        Fernando Bensuaski
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Duly Authorizd Officer, Principal
                                        Financial Officer and Principal
                                        Accounting Officer)