Form 10-Q
period 1996-06-30
FITZGERALDS GAMING CORP
filed 1996-08-14
CIK 948087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
 (MARK ONE)

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                        COMMISSION FILE NUMBER:  0-26518



                         FITZGERALDS GAMING CORPORATION
             (Exact name of registrant as specified in its charter)





             NEVADA                                    88-0329170
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)


                  301 FREMONT STREET, LAS VEGAS, NEVADA  89101
               (Address of principal executive offices)(Zip Code)

                                 (702) 388-2224
              (Registrant's telephone number, including area code)

                                       NA
  (Former name, former address and former fiscal year, if changed since last report)




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



          Class                               Outstanding as of August 10, 1996
          -----                               ----------------------------------

Common stock, $.01 par value                              4,012,846

                         FITZGERALDS GAMING CORPORATION
                                   FORM 10-Q
                                     INDEX




PART I           FINANCIAL INFORMATION

                 ITEM 1           CONSOLIDATED FINANCIAL STATEMENTS

                                  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996 AND                      4
                                  DECEMBER 31, 1995

                                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER
                                  AND TWO QUARTERS ENDED JUNE 30, 1996 AND JULY 2, 1995                    6

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWO
                                  QUARTERS ENDED JUNE 30, 1996 AND JULY 2, 1995                            7

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               8

                 ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                  CONDITION AND RESULTS OF OPERATIONS                                      9

PART II          OTHER INFORMATION                                                                        17

                 SIGNATURES                                                                               19

                                     PART I
                             FINANCIAL INFORMATION


                                     ITEM 1
                       CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
(DOLLARS IN THOUSANDS)





ASSETS                                                            JUNE 30, 1996       DECEMBER 31, 1995
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 16,941                $ 19,844
   Restricted cash                                                          -                       471
   Accounts and notes receivable                                          1,878                   3,007
   Inventories                                                            1,405                   1,028
   Prepaid expenses                                                       5,165                   3,106
                                                                       --------                --------
     Total current assets                                                25,389                  27,456
                                                                       --------                --------
PROPERTY AND EQUIPMENT, NET                                             125,363                 103,803
                                                                       --------                --------
OTHER ASSETS
   Restricted cash-construction                                          25,148                  49,100
   Restricted investment                                                  1,000                   1,000
   Long-term accounts and notes receivable
      related parties, net of current portion                             2,195                   1,902
   Advances receivable                                                      -                     2,500
   Investment in 101 Main Street                                          2,935                     -
   Investment in Fremont Street Experience                                2,707                   2,786
   Debt offering costs                                                    7,084                   7,358
   Other assets                                                           1,558                   1,308
                                                                       --------                --------
     Total other assets                                                  42,627                  65,954
                                                                       --------                --------
TOTAL                                                                  $193,379                $197,213
                                                                       ========                ========


See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS (CONTINUED)
JUNE 30, 1996 AND DECEMBER 31, 1995
(DOLLARS IN THOUSANDS)


                                                                     JUNE 30, 1996       DECEMBER 31, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                    $  9,179                $ 10,498
   Current portion of notes payable - related parties                        679                     728
   Accounts payable                                                        8,131                   5,939
   Accrued expenses                                                        9,067                  10,859
   Deferred tax liability                                                     64                      63
                                                                        --------                --------
                                                                          27,120                  28,087
                                                                        ---------               --------
LONG-TERM DEBT, NET OF CURRENT PORTION                                   138,132                 137,660

NOTES PAYABLE-RELATED PARTIES, NET OF CURRENT PORTION                      1,773                   1,808
DEFERRED TAX LIABILITY                                                     1,420                   1,420
                                                                        --------                --------
      Total liabilities                                                  168,445                 168,975
                                                                        --------                --------
MINORITY INTEREST                                                            388                     225
COMMITMENTS AND CONTINGENCIES                                           --------                --------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
   recorded at liquidation preference value, net of
   unamortized offering costs and discounts.                              13,635                  11,952

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 29,200,000 shares
      4,012,846 shares and 3,956,816 shares, issued
   Additional paid-in capital                                             24,511                  24,455
   Accumulated deficit                                                   (13,640)                 (8,434)
                                                                        --------                --------
      Total stockholders' equity                                          10,911                  16,061
                                                                        --------                --------
TOTAL                                                                   $193,379                $197,213
                                                                        ========                ========


See notes to consolidated financial statements.

 FITZGERALDS GAMING CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE QUARTERS AND TWO QUARTERS ENDED
 (DOLLARS IN THOUSANDS)

                                                                        QUARTER ENDED              TWO QUARTERS ENDED
                                                                    ---------------------        -----------------------
                                                                    JUNE 30,       JULY 2,       JUNE 30,        JULY 2,
                                                                      1996          1995           1996           1995
                                                                    ----------------------       -----------------------
 OPERATING REVENUES:
     Casino                                                        $   27,343       $29,106       $   54,249     $57,170
     Food and beverage                                                  4,571         4,575            9,257       9,300
     Rooms                                                              3,063         3,507            6,090       6,635
     Other                                                              1,696         1,437            3,415       3,190
                                                                   ----------       -------       ----------     -------
       Total                                                           36,673        38,625           73,011      76,295
 Less promotional allowances                                           (2,837)       (2,898)          (5,810)     (6,043)
                                                                   --- ------       -------       ----------     -------
       Net                                                             33,836        35,727           67,201      70,252
                                                                   ----------       -------       ----------     -------
 OPERATING COSTS AND EXPENSES:
     Casino                                                            13,970        13,519           27,911      28,097
     Food and beverage                                                  3,185         3,154            6,235       6,336
     Rooms                                                              2,020         1,786            3,914       3,507
     Other operating                                                      391           447              797         891
     Selling, general and administrative                               10,706        11,293           20,736      21,132
     Depreciation and amortization                                      1,981         2,244            3,910       4,421
                                                                   ----------       -------       ----------     -------
       Total                                                           32,253        32,443           63,503      64,384
                                                                   ----------       -------       ----------     -------

 INCOME FROM OPERATIONS                                                 1,583         3,284            3,698       5,868
                                                                   ----------       -------       ----------     -------

 OTHER INCOME (EXPENSE):
     Interest Income                                                      615             -            1,427          99
     Other income (expense)                                               (21)        (1)                 45           -
     Interest expense                                                  (4,793)       (3,555)         (10,159)     (7,201)
     Gain on sale of assets                                               123           350              272         452
     Equity in loss of unconsolidated affiliate                          (312)          -               (184)          -
     Minority interest in (income) loss of                                (79)           (7)            (163)       (119)
                                                                   ----------       -------       ----------     -------
 INCOME (LOSS) BEFORE TAXES                                            (2,884)           71           (5,064)       (901)
 INCOME TAX (PROVISION) BENEFIT                                           982        (3,026)           1,715      (3,173)
                                                                   ----------       -------       ----------     -------

 NET LOSS                                                          $   (1,902)      $(2,955)      $   (3,349)    $(4,074)
                                                                   ==========       =======       ==========     =======

 PREFERRED STOCK DIVIDENDS                                               (874)                        (1,682)
                                                                   ----------                     ----------
 NET LOSS APPLICABLE TO COMMON STOCK                               $   (2,776)                    $   (5,031)
                                                                   ----------                     ----------

 NET LOSS PER COMMON SHARE                                             $(0.69)                    $    (1.25)
                                                                   ==========                     ==========
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                    4,012,846                      4,012,846
                                                                   ==========                     ==========



See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS AND TWO QUARTERS ENDED
(DOLLARS IN THOUSANDS)

                                                                              TWO QUARTERS ENDED
                                                                          -------------------------
                                                                           JUNE 30,          JULY 2,
                                                                             1996             1995

NET CASH PROVIDED BY OPERATING ACTIVITIES:                                $    12           $ 3,696
                                                                          -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                305             9,374
  Repayments from related parties                                              83               121
  Acquisition of property and equipment                                   (23,957)           (1,487)
  Increase in advance receivable                                                 -           (1,632)
  Decrease in restricted cash                                              23,952                 -
  Investment in Fremont Street Experience                                    (539)                -
                                                                          -------           -------
    Net cash provided (used) in investing activities                         (156)            6,376
                                                                          -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit                                                  -               600
  Advances from related parties                                                 -               733
  Cash paid to reduce long-term debt                                       (6,680)          (13,001)
  Dividends                                                                  (174)             (915)
  Other                                                                        (8)             (194)
  Decrease (Increase) in restricted cash                                      472               (99)
  Proceeds from issuance of debt                                            3,631                 -
  Purchase of treasury stock                                                    -                 -
                                                                          -------           -------
    Net cash (used) by financing activities                                (2,759)          (12,876)
                                                                          -------           -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            (2,903)           (2,804)

CASH AND EQUIVALENTS BEGINNING OF PERIOD                                   19,844            11,886
                                                                          -------           -------
CASH AND EQUIVALENTS END OF PERIOD                                        $16,941            $9,082
                                                                          =======           =======
CASH PAID FOR INTEREST                                                    $10,511           $ 7,077

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired through the issuance of debt                1,423             4,718
Accretion of discount on preferred stock                                      140                 -
Accrual of preferred stock dividends                                        1,543                 -
Advances receivable transferred to investment in 101 Main Street            2,500                 -


See notes to consolidated financial statements.

                         FITZGERALDS GAMING CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company as of June 30, 1996 and for the quarter and two quarters ended June 30, 1996 and July 2, 1995, respectively, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the two quarters ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.



2.   INVESTMENT IN 101 MAIN STREET

On February 16, 1996, the Company received approval from the Colorado Limited Gaming Commission to purchase a 22% equity interest in 101 Main Street LLC, the owner of Fitzgeralds Black Hawk Casino. The purchase became effective on February 26, 1996 and the Company began accounting for this investment using the equity method as of such date. The Company had advanced $2,500,000 to 101 Main Street, which amount was reclassified as an investment upon the acquisition of the 22% equity interest.



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

                                     ITEM 2



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included in this report. The following discussion contains certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and relate, in certain cases, to future business decisions which are subject to change.

BASIS FOR ANALYSIS

The Statement of Operations includes financial information for Harolds Club, which the Company closed on March 31, 1995 and sold on May 31, 1995. However, the discussion below, as it relates to the 1995 Cumulative Period (as defined), excludes figures for the Company's Harolds Club because such property was not operational from and after April 1, 1995. The closure of Harolds Club is not meaningful in the discussion below as it relates to the 1995 Period (as defined) because Harolds Club was not operational in such period.

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

In the text which follows, "1996 Cumulative Period" means the two quarters ended June 30, 1996 (the Company's first two fiscal quarters), "1995 Cumulative Period" means the two quarters ended July 2, 1995, "1996 Period" means the quarter ended June 30, 1996 (the Company's second fiscal quarter), and "1995 Period" means the quarter ended July 2, 1995.

GENERAL

The Company owns and operates Fitzgeralds-brand casino-hotels in Las Vegas and Reno, Nevada and in Tunica, Mississippi, (these three casino-hotels are hereinafter called the "Core Properties") and owns and operates the Nevada Club casino in Reno, Nevada. Additionally, the Company holds a 22% equity interest in, and manages the Fitzgeralds Casino in Black Hawk, Colorado and manages the Indian-owned Cliff Castle Casino in Camp Verde, Arizona.

RECENT EVENTS

On July 15, 1996, the Company's 652-room hotel in Las Vegas began operating under a thirteen-year exclusive franchise agreement with Holiday Inn Worldwide. Prior thereto, the hotel was not "branded". For the 1996 Cumulative Period, the Las Vegas Hotel operated at a 97.3% occupancy rate1 and recorded an average daily room rate ("ADR") of $33, compared with a 97.1% occupancy rate and a $30 ADR for the equivalent period in 1995. In implementing the Holiday Inn franchise at the Las Vegas Hotel, management aims to achieve higher ADR while maintaining historical occupancy levels. The Company is in the process of expanding and significantly upgrading its Las Vegas property. The Company expects to complete the Las Vegas renovation and expansion by October 1996.

The Company is also in the process of constructing a 507-room hotel (the "Tunica Hotel") and other amenities at Fitzgeralds Tunica. The Company expects to complete the Tunica expansion by September 1996. On July 23, 1996, the Company opened the first 100 rooms of its Tunica Hotel. Through August 10, 1996 the Tunica Hotel opened 253 rooms and had operated at a 100% occupancy.

In July 1996, Cliff Castle Casino in Camp Verde, Arizona completed the first phase of the expansion of its facility. The expansion increased the number of slot machines to 445, expands the restaurant, and, upon approval of the National Indian Gaming Commission, will allow the casino to add 6 poker tables.

In July 1996, Fitzgeralds Black Hawk completed the first phase of the expansion of its facility in this old mining town. The expansion creates a new, six-table poker parlor and increases the number of slot machines to 490.

In August 1996, the Company retained Southcoast Capital Corporation to explore transactions aimed at enhancing the Company's access to capital. Southcoast will examine all alternatives, including a merger, recapitalization of the Company, or possibly joint venture arrangements.

The Company anticipates that operating results for the quarter ending September 29, 1996 (its third fiscal quarter) might be somewhat lower than those recorded for the quarter ended October 1, 1995, the equivalent year-earlier period, for principally the same reasons set forth below in the comparison of 1996 Period performance with that of the 1995 Period performance and that operating results for the quarter ending December 31, 1996 (its fourth fiscal quarter) might be higher than those recorded for the equivalent year-earlier period due to the completion of the expansion and renovations programs at Fitzgeralds Las Vegas and Fitzgeralds Tunica.

SUMMARY

For the 1996 Cumulative Period, the Company recorded net revenues of $67.2 million, a 2.2% decline from the $68.7 million recorded for the 1995 Cumulative Period. Income from Opera-




- ----------------------------------
1 Occupancy figures are based on rooms in services. Since mid-May 1996 a certain number of rooms were out of service each week to accommodate the rooms remodeling schedule.

tions and EBITDA were, respectively, $3.7 million and $7.6 million for the 1996 Cumulative Period, respectively, representing 53.8% and 39.1% declines, respectively, from the $8.0 million and $12.5 million, respectively, recorded for the 1995 Cumulative Period.
- -------------------------------------------------------------------------------


                   OPERATING RESULTS FOR THE FISCAL QUARTERS
                      ENDED JUNE 30, 1996 AND JULY 2, 1995
                                ($ IN THOUSANDS)

                      FITZGERALDS      FITZGERALDS       FITZGERALDS
                       LAS VEGAS          TUNICA           RENO            OTHER            TOTAL
 Net Revenues
   1996 Period         $11,050          $10,153           $9,732           $2,901          $33,836
   1995 Period          10,453           11,088           11,491            2,682           35,714

 EBITDA
   1996 Period            $952             $(9)           $1,603           $1,018           $3,564
   1995 Period           1,159            2,110            2,480              834            6,583

- -------------------------------------------------------------------------------
In the above table, "Other" includes management fees from the Oneida Contract, Fitzgeralds Black Hawk and Cliff Castle Casino, as well as results for the Nevada Club, and corporate overhead costs which were not allocated to each Core Property and, therefore, recorded as an operating expense. It excludes, however, the Company's 22% interest in the EBITDA reported by Fitzgeralds Black Hawk.

TWO QUARTERS ENDED JUNE 30, 1996 COMPARISON TO TWO QUARTERS ENDED JULY 2, 1995

The following table sets forth Net Revenues and EBITDA for each of the Core Properties for the 1996 Cumulative Period and the 1995 Cumulative Period.

REVENUES

For the 1996 Cumulative Period, the Company recorded Net Revenues of $67.2 million, a 2.2% decline from the $68.7 million recorded for the 1995 Cumulative Period. Casino revenues represented 74.3% and 74.6% of Total Revenues respectively for the 1996 Cumulative Period and the 1995 Cumulative Period.
The reasons for these declines in net revenues are property-specific and are discussed below under the comparison of the 1996 Period to the 1995 Period.

OPERATING EXPENSES

Operating expenses increased 4.6% from $60.7 million recorded for the 1995 Cumulative Period to $63.5 million recorded for the 1996 Cumulative Period.
The increase in operating expenses occurred in casino operations (a 4.5% increase), rooms operations (a 11.6% increase) and general & administrative activities (a 7.8% increase) resulting from increased corporate staff, competitive increases in salaries and wages, and the hiring of hotel and other personnel in Tunica in anticipation of the opening of the Tunica Hotel.

INCOME FROM OPERATIONS

Income from Operations for the 1996 Cumulative Period was $3.7 million, a 53.8% decline from the $8.0 million recorded for the 1995 Cumulative Period.
Inasmuch as the Company's business involves a high level of fixed costs, declines in revenues are typically magnified at the Income from Operations level. The opposite is also generally true, that is, incremental revenues, above an existing base, produce much higher operating margins.

INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

Interest expense, net of interest income, rose 30.4%, from $6.7 million for the 1995 Cumulative Period to $8.7 million for the 1996 Cumulative Period due to the December 1995 issuance of the 13% Senior Secured Notes due 2002. For the 1995 Cumulative Period, the Company recorded a tax provision of $3.7 million, while for the 1996 Cumulative Period it recorded a tax benefit of $1.7 million. Income before taxes decreased from $1.5 million to a loss of $5.1 million, reflecting the lower level of Income from Operations and higher interest costs.

NET INCOME

Net Income declined from a net loss of $2.1 million to a net loss of $3.4 million for the various reasons discussed above.

The Company reminds the reader that the above discussion as it relates to the 1995 Cumulative Period excludes Harolds Club.

QUARTER ENDED JUNE 30, 1996 COMPARISON TO QUARTER ENDED JULY 2, 1995

The table below sets forth Net Revenues and EBITDA for each of the Core Properties for the 1996 Period and the 1995 Period.

REVENUES

For the 1996 Period the Company recorded net revenues of $33.8 million, a 5.3% decline from the $35.7 million recorded for the 1995 Period. This decline in net revenues resulted from lower net revenues at Fitzgeralds Tunica and Fitzgeralds Reno, partially offset by higher revenues at Fitzgeralds Las Vegas, all as described below. The comparisons below are between the 1996 Period and the 1995 Period unless otherwise stated:

         In general, revenue levels at Fitzgeralds Las Vegas were partially hindered by interior construction work but were enhanced by the Fremont Street Experience. Net revenues at Fitzgeralds Las Vegas increased 5.7%, to $11.1 million.

         Overall revenue increases in the Tunica market were offset by increased competition (such as the opening of Bally's Harrah's Mardi Gras casinos) and more intensive marketing efforts by all market participants. At Fitzgeralds Tunica, net revenues decreased 8.4%, to $10.2 million.

         The Reno gaming market suffered from general softness during the 1996 Period, caused by the absence of national bowling tournaments (which were in place during the 1995 Period and which will be in place during the equivalent periods in 1997and 1998) and excess capacity resulting from the opening of the Silver Legacy and a 400-room Hampton Inn. At Fitzgeralds Reno, net revenues decreased 15.3%, to $9.7 million.

Net Revenues from sources other than the Core Properties were $2.8 million for the 1996 Period, essentially unchanged from the 1995 Period. Net Revenue figures for the 1996 Period do not include any equity in the net income (or loss) of unconsolidated subsidiaries, such as the Fremont Street Experience LLC and 101 Main Street LLC (the owner of Fitzgeralds Black Hawk) for which the Company recorded, as Other Income a loss of $0.6 million and income of $0.3 million, respectively, for the 1996 Period.

OPERATING EXPENSES

Total Operating Expenses increased 1.9%, from $31.6 million for the 1995 Period to $32.3 million for the 1996 Period, due to company-wide increases in costs, mostly driven my competitive pressures, other than General and Administrative Costs, which were essentially flat.

Casino expenses were $14.0 million for the 1996 Period, a 4.3% increase over the 1995 Period as the result of increased personnel and other costs in response to market conditions. Food and Beverage expenses increased 1.2% from $3.1 million for the 1995 Period to $3.2 million for the 1996 Period, as the result of union-mandated wage increases, partially offset by cost controls. Rooms expenses increased 13.2%, from $1.8 million for the 1995 Period to $2.0 million for the 1996 Period as a result of higher personnel costs at Fitzgeralds Reno and Fitzgeralds Las Vegas and the hiring of personnel for the Tunica Hotel.

Depreciation and Amortization expense declined 6.7% from $2.1 million for the 1995 Period to $2.0 million for the 1996 Period. However, such expense is expected to rise over the near future as approximately $55 million in construction in progress assets are put into service.

The three largest cross-departmental operating expense categories of the Company are personnel, promotional allowances, and marketing. The Company continues to experience a tightening of the Reno labor market, with a resulting increase in average payroll cost per employee, and expects increased competition for qualified personnel in Tunica through the end of the year. The Company anticipates further increases in personnel cost as Fitzgeralds Tunica opens its hotel and related facilities and its expanded casino, and as Fitzgeralds Las Vegas opens its expanded casino and related facilities.

Marketing Expenses, which includes advertising, promotional material, special events and the operations of the Fitzgeralds Card, have increased significantly from the 1995 Period to the 1996 Period. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company oper-ates, particularly in Tunica. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to the market.

INCOME FROM OPERATIONS

Income From Operations for the 1996 Period was $1.6 million, a 61.1% decline from $4.1 million for the 1995 Period. EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, declined 45.9%, from $6.6 million for the 1995 Period to $3.6 million for the 1996 Period.

INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

Interest Expense, net of interest income, for the 1996 Period was $4.2 million, a 23.8% increase over the $3.4 million recorded for the 1995 Period. The principal reason for the increase was the December 1995 issuance of the 13% Senior Secured Notes due 2002.

Income Before Taxes was $0.9 million for the 1995 Period while a Loss Before Taxes of $2.9 million was recorded for the 1996 Period. While the Company recorded $3.3 million in income tax provision for the 1995 Period, it recorded a $1.0 million income tax benefit for the 1996 Period.

NET INCOME

Due to the above factors, and particularly the change in tax liability, Net Income improved from a net loss of $2.4 million for the 1995 Period to a net loss of $1.9 million for the 1996 Period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had unrestricted cash of $16.9 million, compared with $19.8 million at December 31, 1995. The unrestricted cash balances at June 30, 1996 included approximately $6.5 million in bankroll, $0.5 million in cash earmarked for capital improvements at Fitzgeralds Reno and $4.0 million earmarked as contingency reserves for the capital improvement projects at Fitzgeralds Las Vegas and Fitzgeralds Tunica. As of June 30, 1996, the Company had $25.1 million in cash held by a trustee for the completion of construction improvements at Fitzgeralds Tunica and Fitzgeralds Las Vegas. The Company believes that the cash held by the trustee, together with the aforementioned construction reserves held by the Company, will be adequate to complete the planned construction improvements at its Tunica and Las Vegas properties.

Cash provided by operating activities was $13,000 for the 1996 Cumulative Period which compares with cash provided by operating activities of $3.7 million for the 1995 Cumulative Period. The primary reasons for the decrease in cash generation were the reported net loss of $3.3 million, increases in prepaid expenses of $2.1 million and a decrease in accrued and other liabilities of $1.9 million, partially offset by an increase of $2.3 million in accounts payable and a decrease of $1.0 million in accounts receivable.

Cash used in investing activities was $0.2 million for the 1996 Cumulative Period, compared with cash provided by investing activities of $6.4 million for the 1995 Cumulative Period. The cash used in investing activities for the 1996 Cumulative Period was due primarily to the acquisition of property and equipment of $23.96 million in the 1996 Cumulative Period offset by a decrease in restricted cash of $23.95 million. Cash provided by investing activities for the 1995 Cumulative Period was due primarily to the sale of Harolds Club.

The Company recorded net cash used in financing activities of $2.8 million for the 1996 Cumulative Period, compared with $12.9 million in the 1995 Cumulative Period. The cash used in financing activities for the 1996 Cumulative Period was due primarily to the repayment of long-term debt of $6.7 million offset by proceeds from the issuance of debt of $3.6 million. The cash used in financing activities for the 1995 Cumulative Period was primarily due to the repayment of long-term debt of $13 million and the payment of dividends of $0.9 million, offset by proceeds from the issuance of debt of $0.6 million.

The Company has substantial fixed costs, including debt service on the 13% Senior Secured Notes due 2002, as well as a continuing need for funds to finance on-going capital requirements at each of its facilities. During the 1996 Period, the Company has experienced certain adverse trends described above which may continue. Certain other events are anticipated, including competitive pressures in the Tunica market; disruption at Fitzgeralds Las Vegas, including the temporary loss of casino space and a portion of its hotel rooms, during the Las Vegas renovation and expansion (the principal effects of which the Company intends to confine to July-September period) and increasing competition as a result of the completion or major renovation of additional
Las Vegas casino-hotels; and competitive pressures associated with the current excess room capacity in the Reno market. If such adverse trends continue, reductions in revenues or increases in expenses associated with the foregoing or other factors not currently anticipated would reduce the Company's unrestricted cash resources and could affect the Company's ability to meet debt service and other obligations as they become due.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

On May 31, 1995 Fitzgeralds Reno, Inc., ("FRI"), a wholly-owned subsidiary of the Company, sold the closed Harolds Club Casino in Reno to an unrelated party who subsequently sold the same casino to a company whose assets are under control of the Bankruptcy Court in the Northern District of New York. Under the terms of certain agreements, FRI is contingently obligated for certain land lease payments in the amount of approximately $650,000 annually, in addition to certain property-related costs, such as taxes and insurance, if not paid for by the current owner of Harolds Club.

The current owner of Harolds Club has not met its obligations with respect to the land leases and the lessors have demanded payment from FRI and from another, unrelated obligor. On or about August 2, 1996 the land lessors filed suit in District Court seeking payment of approximately $319,280 in unpaid lease payments plus interest, attorneys' fees and costs. FRI intends to vigorously defend these suits and does not believe that any ultimate result will have a material adverse financial impact in its operations.

ITEM 2.  CHANGES IN SECURITIES.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On July 9, 1996, the Company asked the holders of its 13% Senior Secured Notes due 2002 (the "Notes") to consent to the modification of the disbursement agreements regulating the use of certain proceeds from the sale of the Notes. The Company has received consent orally from the required majority holders of the Notes and is in the process of documenting the modification. Upon completion of the consent solicitation, the disbursement agreements will allow the Company to utilize up to $2.4 million in funds previously allocated to construction costs (which costs are being funded through alternative financing) for the payment of construction-period interest.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 14, 1996





                                       FITZGERALDS GAMING CORPORATION





                                       Fernando Bensuaski
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly Authorized Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   August 14, 1996





                                       FITZGERALDS GAMING CORPORATION





                                       /s/ Fernando Bensuaski
                                       -----------------------------------
                                       Fernando Bensuaski
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly Authorized Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)