Form 10-Q/A
period 1996-09-29
FITZGERALDS GAMING CORP
filed 1996-12-24
CIK 948087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q/A
 (MARK ONE)

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________ TO _______________


                        COMMISSION FILE NUMBER:  0-26518


                         FITZGERALDS GAMING CORPORATION
             (Exact name of registrant as specified in its charter)


             NEVADA                                     88-0329170
(State or other jurisdiction of               (IRS Employer Identification
incorporation or organization)                            Number)


                  301 FREMONT STREET, LAS VEGAS, NEVADA  89101
              (Address of principal executive offices) (Zip Code)

                                 (702) 388-2224
              (Registrant's telephone number, including area code)

                                       NA
  (Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [x]

 Shares outstanding of each of the registrant's classes of common stock as of
                               November 10, 1996

               Class                    Outstanding as of November 10, 1996
               -----                    -----------------------------------
  Common stock, $.01 par value                        4,012,846

                         FITZGERALDS GAMING CORPORATION
                                  FORM 10-Q/A
                                     INDEX




PART I    FINANCIAL INFORMATION

          ITEM 1       CONSOLIDATED FINANCIAL STATEMENTS
                       CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 29,
                       1996 AND DECEMBER 31, 1995                             4

                       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS AND THREE QUARTERS ENDED SEPTEMBER 29, 1996 AND
                       OCTOBER 1, 1995                                        6

                       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE QUARTERS ENDED SEPTEMBER 29, 1996 AND
                       OCTOBER 1, 1995                                        7

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             8

          ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                    9

PART II          OTHER INFORMATION                                           19

                       SIGNATURES                                            21

                                     PART I

                             FINANCIAL INFORMATION


                                     ITEM 1

                       CONSOLIDATED FINANCIAL STATEMENTS

  FITZGERALDS GAMING CORPORATION

  CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
  (DOLLARS IN THOUSANDS)





  ASSETS                                                      SEPTEMBER 29, 1996       DECEMBER 31, 1995
  CURRENT ASSETS:
     Cash and cash equivalents                                             $17,130                $19,844
     Restricted cash                                                             -                    471
     Accounts and notes receivable                                           2,170                  3,007
     Inventories                                                             1,659                  1,028
     Prepaid expenses                                                        3,044                  3,106
                                                                   ---------------        ---------------
        Total current assets                                                24,003                 27,456
                                                                   ---------------        ---------------

  PROPERTY AND EQUIPMENT, NET                                              146,765                103,803
                                                                   ---------------        ---------------
  OTHER ASSETS
     Restricted cash-construction                                            5,770                 49,100
     Restricted investment                                                   1,000                  1,000
     Long-term accounts and notes receivable
        related parties, net of current portion                              2,231                  1,902
     Advances receivable                                                         -                  2,500
     Investment in 101 Main Street                                           3,057                    -
     Investment in Fremont Street Experience                                 2,784                  2,786
     Debt offering costs                                                     6,911                  7,358
     Other assets                                                            1,572                  1,308
                                                                   ---------------        ---------------
       Total other assets                                                   23,325                 65,954
                                                                   ---------------        ---------------
  TOTAL                                                                   $194,093               $197,213
                                                                   ===============        ===============



 See notes to consolidated financial statements

                                                                     (continued)

  FITZGERALDS GAMING CORPORATION
  CONSOLIDATED BALANCE SHEETS (CONTINUED)
  SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
  (DOLLARS IN THOUSANDS)


  LIABILITIES AND STOCKHOLDERS' EQUITY                         SEPTEMBER 29, 1996       DECEMBER 31, 1995
  CURRENT LIABILITIES:
     Current portion of long-term debt                                       $8,801                $10,498
     Current portion of notes payable - related parties                         357                    728
     Accounts payable                                                         6,267                  5,939
     Accrued expenses                                                        15,799                 10,859
     Deferred tax liability                                                      63                     63
                                                                    ---------------        ---------------

                                                                             31,287                 28,087
                                                                    ---------------        ---------------
  LONG-TERM DEBT, NET OF CURRENT PORTION                                    138,817                137,660

  NOTES PAYABLE-RELATED PARTIES, NET OF CURRENT PORTION                       1,807                  1,808
  DEFERRED TAX LIABILITY                                                        380                  1,420
                                                                    ---------------        ---------------
        Total liabilities                                                   172,291                168,975
                                                                    ---------------        ---------------
  MINORITY INTEREST                                                             511                    225
                                                                    ---------------        ---------------
  COMMITMENTS AND CONTINGENCIES

  CUMULATIVE REDEEMABLE PREFERRED STOCK,
     recorded at liquidation preference value, net of
     unamortized offering costs and discounts.                               14,545                 11,952

  STOCKHOLDERS' EQUITY:
     Common  stock,   $.01  par   value;  29,200,000   shares
        4,012,846 shares and 3,956,816 shares, issued
     Additional paid-in capital                                              24,511                 24,455
     Accumulated deficit                                                    (17,805)                (8,434)
                                                                    ---------------        ---------------
        Total stockholders' equity                                            6,746                 16,061
                                                                    ---------------        ---------------
  TOTAL                                                                    $194,093               $197,213
                                                                    ===============        ===============


  See notes to consolidated financial statements.

  FITZGERALDS GAMING CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE QUARTERS AND THREE QUARTERS ENDED
       SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
  (DOLLARS IN THOUSANDS)

                                                                           QUARTER ENDED                 THREE QUARTERS ENDED
                                                                      -----------------------         -------------------------
                                                                      SEP. 29,         OCT. 1,         SEP. 29,         OCT. 1,
                                                                        1996            1995             1996             1995
  OPERATING REVENUES:
    Casino                                                            $28,254         $29,976           $82,503         $87,147
    Food and beverage                                                   4,631           4,671            13,888          13,972
    Rooms                                                               4,386           3,296            10,476           9,932
    Other                                                               2,027           1,673             5,442           4,862
                                                                -------------   -------------     -------------   -------------
        Total                                                          39,298          39,616           112,309         115,913
  Less promotional allowances                                          (3,208)         (3,023)           (9,017)         (9,067)
                                                                -------------   -------------     -------------   -------------
        Net                                                            36,090          36,593           103,292         106,846
                                                                -------------   -------------     -------------   -------------
  OPERATING COSTS AND EXPENSES:
      Casino                                                           14,675          14,740            42,587          42,838
      Food and beverage                                                 3,252           3,234             9,487           9,570
      Rooms                                                             2,773           1,803             6,686           5,309
      Other operating                                                     367             445             1,163           1,336
      Selling, general and administrative                              11,216          10,332            31,953          31,464
      Depreciation and amortization                                     2,170           1,933             6,080           6,354
                                                                -------------   -------------     -------------   -------------
        Total                                                          34,453          32,487            97,956          96,871
                                                                -------------   -------------     -------------   -------------
  INCOME FROM OPERATIONS                                                1,637           4,106             5,336           9,975

  OTHER INCOME (EXPENSE):
      Interest Income                                                     394             154             1,821             252
      Other income (expense)                                               36               -                81               -
      Interest expense                                                 (4,664)         (3,469)          (14,823)        (10,670)
      Gain on sale of assets                                               14               4               285             456
      Equity in income of unconsolidated affiliate                        243               -                59               -
      Minority interest in income of subsidiaries                        (123)            (46)             (286)           (165)
                                                                -------------   -------------     -------------   -------------
  INCOME (LOSS) BEFORE TAXES                                           (2,463)            749            (7,527)           (152)

  INCOME TAX (PROVISION) BENEFIT                                         (675)           (260)            1,040          (3,433)
                                                                -------------   -------------     -------------   -------------
  NET INCOME (LOSS)                                                    (3,138)           $489            (6,487)        $(3,585)
                                                                =============   =============     =============   =============

  PREFERRED STOCK DIVIDENDS                                              (910)                           (2,592)
                                                                -------------                     -------------

  NET LOSS APPLICABLE TO COMMON STOCK                                 $(4,048)                          $(9,079)
                                                                -------------                     -------------

  NET LOSS PER COMMON SHARE                                            ($1.01)                           ($2.26)
                                                                =============                     =============
  WEIGHTED AVERAGE
  COMMON SHARES OUTSTANDING                                         4,012,846                         4,012,846
                                                                =============                     =============

  See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE QUARTERS ENDED
SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
(DOLLARS IN THOUSANDS)

                                                                            THREE QUARTERS ENDED
                                                                       -----------------------------
                                                                        SEP. 29,            OCT. 1,
                                                                            1996               1995
NET CASH PROVIDED BY OPERATING ACTIVITIES:                                $4,821             $3,807
                                                                     -----------        -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                             359              9,376
    Repayments from related parties                                           85                150
    Acquisition of property and equipment                                (47,162)            (2,255)
    Distributions from 101 Main Street                                       352                  -
    Increase in advance receivable                                             -               (615)
    Decrease in restricted cash                                           43,330                  -
    Investment in Fremont Street Experience                                 (848)                 -
                                                                     -----------        -----------
      Net cash provided (used) in investing activities                    (3,884)             6,656
                                                                     -----------        -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on line of credit                                               -                500
    Advances from related parties                                              -                868
    Cash paid to reduce long-term debt                                    (7,489)           (14,078)
    Dividends                                                               (293)              (915)
    Other                                                                   (319)            (2,894)
    (Increase) Decrease in restricted cash                                   472               (149)
    Proceeds from issuance of debt                                         3,978              2,700

                                                                     -----------        -----------
      Net cash (used) by financing activities                             (3,651)           (13,968)
                                                                     -----------        -----------
  NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         (2,714)            (3,505)
  CASH AND EQUIVALENTS BEGINNING OF PERIOD                                19,844             11,886
                                                                     -----------        -----------
  CASH AND EQUIVALENTS END OF PERIOD                                     $17,130             $8,381
                                                                     ===========        ===========
  CASH PAID FOR INTEREST                                                 $11,032            $11,867

  SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Property and equipment acquired through the issuance of debt            $1,954             $4,743
  Accretion of discount on preferred stock                                   238
  Accrual of preferred stock dividends                                     2,354
  Advances receivable transferred to investment in 101 Main Street         2,500
  See notes to consolidated financial statements.

                         FITZGERALDS GAMING CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company as of September 29, 1996 and for the quarter and three quarters ended September 29, 1996 and October 1, 1995, respectively, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim consolidated financial statements have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three quarters ended September 29, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

                                     ITEM 2



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included in this report. The following discussion contains certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and relate, in certain cases, to future business decisions which are subject to change. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

BASIS FOR ANALYSIS

The Statement of Operations includes financial information for Harolds Club Casino ("Harolds Club"), which the Company closed on March 31, 1995 and sold on May 31, 1995. However, the discussion below, as it relates to the 1995 Cumulative Period (as defined), excludes figures for Harolds Club because such property was not operational from and after April 1, 1995. The closure of Harolds Club is not meaningful in the discussion below as it relates to the 1995 Quarter Period (as defined) because Harolds Club was not operational in such period.

Certain other changes in operations affecting the period-to-period comparisons below include (a) the commencement of the Company's management of the Fitzgeralds Black Hawk Casino on May 23, 1995 (under an exclusive ten-year management agreement) for a monthly management fee payable from that date on;
(b) the commencement of the Company's management of the Cliff Castle Casino also on May 23, 1995 (under an exclusive five- year management contract) for a monthly management fee and other consideration payable from that date on; and
(c) the receipt by the Company of approval from the Colorado Limited Gaming Commission on February 16, 1996 to purchase a 22% equity interest in the owner of Fitzgeralds Black Hawk Casino, which purchase became effective on February 26, 1996.

In the text which follows, "1996 Cumulative Period" means the three quarters ended September 29, 1996 (the Company's first three fiscal quarters), "1995 Cumulative Period" means the three quarters ended October 1, 1995, "1996 Quarter Period" means the quarter ended September 29, 1996 (the Company's third fiscal quarter), and "1995 Quarter Period" means the quarter ended October 1, 1995.

GENERAL

The Company owns and operates a Fitzgeralds-brand casino-hotel in each of Las Vegas and Reno, Nevada and in Tunica, Mississippi (these three casino-hotels are hereinafter called the "Core Properties") and owns and operates the Nevada Club casino in Reno, Nevada. Additionally, the Company holds a 22% equity interest in and manages the Fitzgeralds Casino in Black Hawk, Colorado and manages the Indian-owned Cliff Castle Casino in Camp Verde, Arizona.

RECENT EVENTS

On July 15, 1996, the Company's 652-room hotel in Las Vegas (the "Las Vegas Hotel") began operating under a thirteen-year exclusive franchise agreement with Holiday Inn Worldwide. Prior thereto, the Las Vegas Hotel was not part of a national reservation system. For the 1996 Cumulative Period, the Las Vegas Hotel operated at a 96.2% occupancy rate and recorded an average daily room rate ("ADR") of $33, compared with a 95.8% occupancy rate and a $29 ADR for the 1995 Cumulative Period. The Holiday Inn reservation system generated occupancy representing less than 3% of the total rooms sold during the 1996 Quarter Period. In implementing the Holiday Inn franchise at the Las Vegas Hotel, management aims to achieve a higher ADR while maintaining historical occupancy levels. There can be no assurance that such goals will be achieved or that, even as a Holiday Inn franchisee, occupancy levels or ADR (or both) will not decline in future periods.



With the exception of the conversion of eighteen rooms into nine suites and the completion of normal punch list items, the Company has completed the renovation and expansion project at its Las Vegas property. The project included renovation of the building's facade, the renovation of all of the hotel rooms, the remodeling and expansion of the two-floor casino and the construction of four new restaurants.

With the exception of the completion of normal punch list items, the Company has also completed construction of a 507-room hotel tower (the "Tunica Hotel") and other amenities, such as two new restaurants and a special events center, at Fitzgeralds Tunica. The Tunica Hotel operated for nearly all of the 1996 Quarter Period at an 89% average occupancy rate (based on the average of 250 rooms available for guest use during the 1996 Quarter Period) and a $53 ADR.



In July 1996, Fitzgeralds Black Hawk completed the first phase of the expansion of its facility in Black Hawk, Colorado. The expansion creates a new, six-table poker parlor and increases the number of slot machines to 490 from 410.

THREE QUARTERS ENDED SEPTEMBER 29, 1996 COMPARISON TO THREE QUARTERS ENDED OCTOBER 1, 1995

The following table sets forth Net Revenues and EBITDA for each of the Core Properties for the 1996 Cumulative Period and the 1995 Cumulative Period. (EBITDA or earnings before interest, income taxes, depreciation and amortization is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding Depreciation and Amortization expense to Income from operations. However, EBITDA should only be read in conjunction with all of the Company's financial data presented herein, and should not be construed as an alternative to either Income From Operations as an indicator of the Company's financial performance or to Cash Flows from Operating Activities as a measure of liquidity.) The "Other" column includes management fees from the Oneida Contract, Fitzgeralds Black Hawk and Cliff Castle Casino, results for the Nevada Club, and the portion of corporate overhead costs not allocated to each Core Property and, therefore, recorded as an operating expense. No recognition is given in the Other column, however, to the Company's 22% interest in the EBITDA recorded by Fitzgeralds Black Hawk because the Company's equity interest in the Black Hawk facility is recorded as a minority interest in the net income of an unconsolidated subsidiary after the calculation of EBITDA. Fitzgeralds Black Hawk recorded, in total, $7.5 million in EBITDA for the 1996 Cumulative Period. In addition, the Other column excludes approximately $611,000 in cash distributions (representing 22% of all cash distributions made) received by the Company during the 1996 Cumulative Period from the owner of Fitzgeralds Black Hawk. Because Harolds Club was closed on March 31, 1995 and sold on May 31, 1995, the following financial information and discussion excludes Harolds Club financial information, although such financial information is included in the Consolidated Statements of Operations included elsewhere herein.


                OPERATING RESULTS FOR THE THREE FISCAL QUARTERS
                  ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                ($ IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------
                                            FITZGERALDS    FITZGERALDS     FITZGERALDS
                                             LAS VEGAS        TUNICA          RENO           OTHER          TOTAL
 Net Revenues
   1996 Cumulative Period                        $32,579        $33,533         $28,571         $8,609       $103,292
   1995 Cumulative Period                         31,823         34,639          30,833          8,019        105,314

 EBITDA
   1996 Cumulative Period                         $2,165         $2,315          $4,327         $2,608        $11,415
   1995 Cumulative Period                          3,001          7,711           5,629          2,186         18,527
----------------------------------------------------------------------------------------------------------------------





         NET REVENUES

For the 1996 Cumulative Period, the Company recorded Net Revenues of $103.3 million, a 1.9% decline from the $105.3 million recorded for the 1995 Cumulative Period. Casino revenues represented 79.9% and 81.4% of Net Revenues for the 1996 Cumulative Period and the 1995 Cumulative Period, respectively. The reasons for the declines in net revenues are property-specific and are discussed below under the comparison of the 1996 Quarter Period to the 1995 Quarter Period.

         OPERATING EXPENSES

Operating expenses increased 5.1% from $93.2 million recorded for the 1995 Cumulative Period to $98.0 million recorded for the 1996 Cumulative Period.
The increase in operating expenses occurred in casino operations (a 2.7% increase), rooms operations (a 25.9% increase) and selling, general & administrative activities (a 8.1% increase) resulting from higher marketing costs in Tunica, increased corporate staffing and the hiring of hotel and other additional personnel at Fitzgeralds Tunica in anticipation of the opening of the Tunica Hotel, the hiring of additional Food & Beverage personnel at Fitzgeralds Las Vegas and Fitzgeralds Tunica in anticipation of the opening of additional food outlets, and market increases in salaries and wages. Some or all of such expenses may continue to increase for competitive or other reasons.

         INCOME FROM OPERATIONS

Income from Operations for the 1996 Cumulative Period was $5.3 million, a 56.0% decline from the $12.1 million recorded for the 1995 Cumulative Period.
Because the Company's business involves a high level of fixed costs, declines in revenues are typically magnified at the Income from Operations level.

         INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

Interest expense, net of interest income, rose 30.0%, from $10.0 million for the 1995 Cumulative Period to $13.0 million for the 1996 Cumulative Period due to the Company's December 1995 issuance of $123 million principal amount of 13% Senior Secured Notes due 2002 with Contingent Interest (the "Senior Secured Notes"). Income before taxes decreased from $2.3 million to a loss of $7.5 million, reflecting the lower level of Income from Operations and higher interest costs. For the 1995 Cumulative Period, the Company recorded a tax provision of $3.9 million, while for the 1996 Cumulative Period it recorded a tax benefit of $1.0 million.

         NET INCOME

Net Income declined from a net loss of $1.7 million to a net loss of $6.5 million for the various reasons discussed above.

QUARTER ENDED SEPTEMBER 29, 1996 COMPARISON TO QUARTER ENDED OCTOBER 1, 1995



The following table sets forth Net Revenues and EBITDA for each of the Core Properties for the 1996 Quarter Period and the 1995 Quarter Period. The "Other" column includes management fees from the Oneida Contract, Fitzgeralds Black Hawk and Cliff Castle Casino, results for the Nevada Club, and corporate overhead costs not allocated to each Core Property and, therefore, recorded as an operating expense. No recognition is given in the Other column, however, to the Company's 22% interest in the EBITDA recorded by Fitzgeralds Black Hawk because the Company's equity interest in the Black Hawk facility is recorded as a minority interest in the net income of an unconsolidated subsidiary after the calculation of EBITDA. Fitzgeralds Black Hawk recorded, in total, $2.8 million in EBITDA for the 1996 Quarter Period. In addition, the Other column excludes approximately $176,000 in cash distributions (representing 22% of all cash distributions made) received by the Company during the 1996 Quarter Period from the owner of Fitzgeralds Black Hawk. Because Harolds Club was closed on March 31, 1995 and sold on May 31, 1995, the following financial information and discussion excludes Harolds Club, although such financial information is included in the Consolidated Statements of Operations included elsewhere herein.




-------------------------------------------------------------------------------
                OPERATING RESULTS FOR THE THIRD FISCAL QUARTERS
                  ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                ($ IN THOUSANDS)

                                   FITZGERALDS    FITZGERALDS     FITZGERALDS
                                    LAS VEGAS        TUNICA          RENO           OTHER          TOTAL
 Net Revenues
   1996 Quarter Period              $9,371        $12,980        $10,348          $3,391        $36,090
   1995 Quarter Period              10,108         12,475         11,032           2,978         36,593

 EBITDA
   1996 Quarter Period               $(284)        $1,217         $2,114            $760         $3,807
   1995 Quarter Period                 404          2,753          2,025             845          6,027
------------------------------------------------------------------------------------------------------------------





         NET REVENUES

For the 1996 Quarter Period, the Company recorded net revenues of $36.1 million, a 1.4% decline from the $36.6 million recorded for the 1995 Quarter Period. Revenues declined in all operating areas other than Rooms revenues, which recorded a 33.1% increase due to the opening of the Tunica Hotel and stronger room rates at the Las Vegas Hotel, partially offset by lower rooms revenues, due to both lower occupancy and lower ADR, at Fitzgeralds Reno.



         Although Fitzgeralds Las Vegas benefited during the 1996 Quarter Period from the traffic generated by the new Fremont Street Experience, revenues were significantly constrained during such period by construction activity inside the casino which impaired access to, and detracted from the environment of, the casino throughout the 1996 Quarter Period (as well as in October 1996). Additionally, construction activity caused the number of slot machines available to the public to decline from the 1,000-level during most of 1995 to as low as 600 machines during certain periods of construction activity. Net revenues at Fitzgeralds Las Vegas declined 7.3% to $9.4 million, with only the rooms department recording higher revenues.

         At Fitzgeralds Tunica, net revenues increased 4.0% to $13.0 million in the 1996 Quarter Period compared to $12.5 million in the 1995 Quarter Period, due largely to nearly $1.1 million in Rooms revenues recorded during the 1996 Quarter Period. The Tunica Hotel opened in July 1996 with 100 rooms which number increased to the full 507 rooms by November 3, 1996. The increase in Rooms revenues was partially offset by a decline in Casino revenues to $11.6 million for the 1996 Quarter Period from $12.1 million for the 1995 Quarter Period. Casino revenues declined despite modest growth in the Tunica gaming market because of greater competition resulting from the opening of three new casino properties, Bally's, Harrah's Mardi Gras and Grand Casino, in 1996. According to published industry figures, while gaming revenues for Tunica County for the month of September 1996 increased 14.0% over those in September 1995, the number of gaming positions in the market increased by a much larger 64.2%, resulting is a 30.5% decline in daily revenue per gaming position. In addition to the increase in competition, Fitzgeralds Tunica was also impacted by more intensive marketing efforts by all market participants.

         The Reno gaming market continued to suffer from general softness during the 1996 Quarter Period, caused by excess capacity resulting from the opening of the Silver Legacy in July 1995 and subsequent hotel expansions at other gaming facilities. At Fitzgeralds Reno, net revenues decreased 6.2%, to $10.3 million. However, the property posted an increase in EBITDA due largely to controlled decreases in non-payroll operating costs but also due, in part, to one-time reversals of accrued costs.

Net Revenues from sources other than the Core Properties were $3.4 million for the 1996 Quarter Period, essentially unchanged from the 1995 Quarter Period. Net Revenue figures for the 1996 Quarter Period do not include any equity in the net income (or loss) of unconsolidated subsidiaries, such as the Fremont Street Experience LLC and 101 Main Street LLC (the owner of Fitzgeralds Black
Hawk) for which the Company recorded, as Other Income, loss-before-taxes of $232,000 and income-before-taxes of $474,000, respectively, for the 1996 Quarter Period. Losses at Fremont Street Experience LLC are expected to continue indefinitely.

         OPERATING EXPENSES

Total Operating Expenses increased 6.1%, from $32.5 million for the 1995 Quarter Period to $34.5 million for the 1996 Quarter Period, due primarily to increases in Rooms operating expenses, increases in Selling, General & Administrative expenses and increases in Depreciation and Amortization expenses.

Casino expenses were $14.7 million for the 1996 Quarter Period, essentially unchanged from the 1995 Quarter Period. Food and Beverage expenses increased 0.5%, from $3.2 million for the 1995 Quarter Period to $3.3 million for the 1996 Quarter Period, as the result of union-mandated wage increases, partially offset by increased cost controls implemented in July 1996. Rooms ex-penses increased 53.8%, from $1.8 million for the 1995 Quarter Period to $2.8 million for the 1996 Quarter Period, as a result of the opening of the Tunica Hotel and higher personnel costs at both Fitzgeralds Reno and Fitzgeralds Las Vegas for the reasons described in the quarterly comparison.

Selling, General & Administrative expenses increase 8.7% from the $10.3 million recorded for the 1995 Quarter Period to $11.2 million recorded for the 1996 Quarter Period. This increase reflects primarily increased marketing costs, especially at Fitzgeralds Tunica, due to competitive factors.

Depreciation and Amortization expense increased 12.2% from $1.9 million for the 1995 Quarter Period to $2.2 million for the 1996 Quarter Period. Such expense is expected to rise in subsequent quarters as approximately $55 million in construction-in-progress assets are put into service. All but approximately $6.0 million in such assets were put into service by the end of the 1996 Quarter Period.

The Company's three largest cross-departmental operating expense categories are personnel, promotional allowances and marketing. The Company continues to experience a tightening of the labor markets in which it operates, with a resulting increase in average payroll cost per employee. The Company anticipates that such costs will continue to rise with increasing competition for qualified personnel. The Company continually evaluates its staffing needs as a means of controlling this, its largest expense segment. Increases in the number of hours worked during the 1996 Quarter Period, compared with the 1995 Quarter Period, reflect the addition of personnel at Fitzgeralds Tunica to prepare for the opening of and to staff the new hotel and related facilities and its expanded casino. Similarly, additional personnel were hired at Fitzgeralds Las Vegas in connection with the opening of its expanded casino and additional restaurants.

Marketing expenses, which includes advertising, promotional material, special events and the operations of the Fitzgeralds Card, increased significantly from the 1995 Quarter Period to the 1996 Quarter Period. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to the market.

         INCOME FROM OPERATIONS

As a result of the foregoing, Income From Operations for the 1996 Quarter Period was $1.6 million, a 60.2% decline from $4.1 million for the 1995 Quarter Period. EBITDA, which the Company also uses as a measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, declined 36.8%, from $6.0 million for the 1995 Quarter Period to $3.8 million for the 1996 Quarter Period.



         INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

Interest Expense, net of interest income, for the 1996 Quarter Period was $4.3 million, a 28.9% increase over the $3.3 million recorded for the 1995 Quarter Period. The principal reason for the increase was the December 1995 issuance of the Senior Secured Notes.

Income Before Taxes was $0.7 million for the 1995 Quarter Period while a Loss Before Taxes of $2.5 million was recorded for the 1996 Quarter Period. The Company recorded $0.3 million in income tax provision for the 1995 Quarter Period, and a $0.7 million income tax provision for the 1996 Quarter Period.

         NET INCOME

Due to the above factors, Net Income declined from net income of $0.5 million for the 1995 Quarter Period to a net loss of $3.1 million for the 1996 Quarter Period.



LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 1996, the Company had unrestricted cash of $17.1 million, compared with $19.8 million at December 31, 1995. The unrestricted cash balance at September 29, 1996 included $6.8 million in bankroll and $2.3 million in construction contingency reserves.

Additionally, as of September 29, 1996, the Company had restricted cash of $5.8 million held by a trustee for the completion of construction improvements at Fitzgeralds Tunica and Fitzgeralds Las Vegas. While the Company has not completed its review and approval of certain billings for work performed, it believes that the cash held by the trustee, together with the contingency reserves held by the Company, will be adequate to pay such billings once finalized.

Cash provided by operating activities was $4.8 million for the 1996 Cumulative Period which compares with cash provided by operating activities of $3.8 million for the 1995 Cumulative Period. The primary reasons for the increase in cash generation, despite the $2.9 million decrease in net income, were a $1.1 million decrease in accounts receivable in the 1996 Cumulative Period versus a $1.6 million increase in the 1995 Cumulative Period; a $3.3 million increase in accounts payable and accruals in the 1996 Cumulative Period versus a decrease of $0.7 million in the 1995 Cumulative Period; a $1.0 million decrease in deferred income taxes in the 1996 Cumulative Period versus a $3.0 million increase in the 1995 Cumulative Period; and an increase in discount amortization of $0.5 million.

Cash used in investing activities was $3.9 million for the 1996 Cumulative Period, compared with cash provided by investing activities of $6.7 million for the 1995 Cumulative Period. Cash used in investing activities for the 1996 Cumulative Period was due primarily to the acquisition of property and equipment of $47.2 million offset by a decrease in restricted cash of $43.3 million. Cash provided by investing activities for the 1995 Cumulative Period was due primarily to the sale of Harolds Club.

The Company recorded net cash used in financing activities of $3.7 million for the 1996 Cumulative Period, compared to $14.0 million in the 1995 Cumulative Period. The cash used in financing activities for the 1996 Cumulative Period was due primarily to the repayment of long-term debt of $7.5 million, which was partially offset by proceeds from the issuance of debt of $4.0 million. The cash used in financing activities for the 1995 Cumulative Period was primarily due to the repayment of long-term debt of $14.1 million and the payment of debt to related parties in the amount of $2.9 million, which was partially offset by proceeds from the issuance of debt of $2.7 million.

The Company has realized lower than expected cash flows in 1996 as a result of construction disruption, increased competition and other factors discussed herein which had a greater adverse effect than anticipated on business levels
at the Company's properties.   The Company believes that operating performance
at Fitzgeralds Las Vegas will improve now that the expanded and renovated facilities are fully opened and the disruption from construction activity has terminated. In addition, the opening of the Tunica Hotel has resulted in increases in revenues at Fitzgeralds Tunica. However, inclement weather during the winter season can have a significant adverse impact on the performance of the Company's properties. In addition, competitive and other market factors over which the Company has no or limited control are expected to continue to affect the performance of such properties.

The Company anticipates lower Income From Operations and EBITDA for the fiscal quarter ending December 31, 1996, compared to the equivalent quarter of 1995, as the result of construction at Fitzgeralds Las Vegas during the month of October, traditionally among the best revenue months for the Company's properties, as well as due to the increases in personnel and marketing costs discussed herein. Although, as a result of the completion of construction, costs controls and other operational matters, the Company anticipates increases in Net Revenues at its properties for 1997 and, in turn, higher Income From Operations and EBITDA, no assurance can be given that management will meet its objectives.


The Company has considerable fixed costs associated with the operation of its properties. In addition, the Company's annual interest expense on the Senior Secured Notes currently aggregates $15,990,000, payable in equal installments on June 30 and December 31 of each year.

Based on the Company's current cash position, anticipated cash flows and expenses, and in light of the uncertainties associated with the impact of weather conditions on operating performance for the first quarter of 1997, management believes that in order to maintain prudent levels of cash reserves while remaining current on all obligations, including the Senior Secured Notes, the Company requires additional funding. Accordingly, the Company has reached an oral agreement in principle for a two-year loan (the "New Loan"), subject to the consent of all of the holders of the Senior Secured Notes and the completion of satisfactory documentation. The Company and new lenders are in the process of preparing documentation for the New Loan as well as that for the solicitation of written consent of the holders of the Senior Secured Notes.
The parties are attempting to accomplish a funding of the New Loan by December 31, 1996. There can be no assurance, however, that the holders of the Senior Secured Notes will consent to the New Loan or that the transaction will be consummated.

The New Loan will provide approximately $4.9 million in net proceeds to the Company and will be repayable, without pre-payment penalty, at any time through maturity at the option of the Company. Repayment of the New Loan will be guaranteed by the Company's subsidiaries, as is the case of the Senior Secured Notes. The New Loan and related guaranteed will be secured, directly or indirectly, by some or all of the same assets of the Company and its subsidiaries which serve as collateral for the Senior Secured Notes. However, the New Loan will rank senior to the Senior Secured Notes pursuant to a subordination agreement to be entered into between the new lender(s) and the holders of the Senior Secured Notes, or, in each case, their representatives. As a result of such subordination, the new lender(s) will be entitled to have the New Loan paid from the proceeds obtained upon liquidation of the Company's assets before such proceeds are used to pay the Senior Secured Notes. Similarly, in the event of a sale of assets requiring the application of net cash proceeds to repurchase Senior Secured Notes, the new lenders will be entitled to have their New Loan repaid first. Except as described above, the covenants, events of default and other provisions imposed under the New Loan will be substantially the same as those contained in the Indenture governing the Senior Secured Notes.

In the event that the Company is unable to consummate the New Loan or to do so by December 31, 1996, it believes that it will not pay in a timely fashion interest due on the Senior Secured Notes on such date. A failure to pay interest on the Senior Secured Notes when due which is not cured within 30 days thereafter would constitute an event of default under the Senior Secured Notes Indenture. Such an event of default would permit the holders of at least 25% in principal amount of the Senior Secure Notes to cause all of such notes to be accelerated so as to become immediately due and payable in full.

                                    PART II

                               OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.



Harolds Club

On May 31, 1995 Fitzgeralds Reno, Inc. ("FRI"), a wholly-owned subsidiary of the Company, sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently sold Harolds Club to a company the assets of which are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments in the amount of approximately $650,000 annually and certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid for by the current owner of Harolds Club.

The current owner of Harolds Club has not met its obligations with respect to the land leases and the lessors have demanded payment from the current lessor, FRI and from another, unrelated guarantor. On or about August 2, 1996, each of the five land lessors filed separate actions in the Second Judicial District Court (Washoe County), State of Nevada, seeking payment from FRI and the other guarantor of an aggregate of approximately $319,280 in unpaid lease payments plus interest, attorneys' fees and costs. On October 31, 1996, four of the land lessors entered into a Stipulation with each of the named defendants pursuant to which the parties agreed to stay all action in the suits until April 15, 1997 in order to, among other things, allow the current owners an opportunity to find a buyer for the property and to allow FRI time to attempt to preserve the right to operate unrestricted gaming in the property.

The one land lessor who failed to join in the Stipulation has indicated an intention to dismiss FRI and all other defendants except one, from its lawsuit. However, that dismissal has not yet occurred. On October 31, 1996, one of the named defendants filed a cross-claim against FRI and the other defendants for indemnification and has threatened to make further claims against FRI. FRI intends to vigorously defend this action as well as the other four actions should Harolds Club not be sold by April 15, 1997.



John G. Metzker

In November 1994, John Metzker ("Metzker"), a former stockholder of FRI, filed a complaint in the Second Judicial District Court in Washoe County, Nevada.
The complaint, which arose out of the sale of plaintiff's stock to FRI, alleges that the plaintiff is entitled to additional consideration in connection therewith based on certain valuations of Harolds Club and for damages for his failure to be released from certain bank guarantees. Harolds Club was sold in May 1995, which released the former stockholder from his bank guarantees. On September 13, 1996, after a trial, the Court ordered (i) an increase in the principal amount of a seven-year promissory note payable by FRI to Metzker in partial payment of his interest in FRI from $4.97 million to $5.74 million (the "FRI Note"); and (ii) the immediate payment by Metzker to FRI of an approximately $600,000 promissory note made by Metzker (the "Metzker Note"). The Court has not yet for-malized its order into a final judgment, nor has the Court ruled on motions made by both Metzker and FRI to be awarded costs and attorneys fees. The parties are engaged in ongoing discussions to find a solution to the disputes involving the FRI Note and the Metzker Note. If a resolution cannot be reached, FRI intends to appeal the trial Court's judgment. If FRI does not appeal or does not prevail on appeal, the monthly payments due under the FRI Note will be adjusted on a pro-rata basis and will become payable retroactively to May 1994.



ITEM 2.  CHANGES IN SECURITIES.

Not Applicable



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

On July 9, 1996, the Company asked the holders of its 13% Senior Secured Notes due 2002 (the "Notes") to consent to the modification of the disbursement agreements regulating the use of certain proceeds from the sale of the Notes. The Company has received consent from the required majority holders of the Notes and has amended the disbursement agreements to allow the Company to utilize up to $2.4 million in funds previously allocated to construction costs (which costs were either deferred or funded through alternative financing) for the payment of construction-period interest.



ITEM 5.  OTHER INFORMATION.

None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   December 23, 1996


                                       FITZGERALDS GAMING CORPORATION




                                       /s/ Fernando Bensuaski
                                       ----------------------------------------
                                       Fernando Bensuaski
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly Authorized Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)