Form 10-K405
period 1996-12-31
FITZGERALDS GAMING CORP
filed 1997-03-31
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from              to
                                       ------------    ----------

                         Commission file number: 0-26518


                         FITZGERALDS GAMING CORPORATION
             (Exact name of registrant as specified in its charter)

                NEVADA                                       88-0329170
   (State or other jurisdiction of                         (IRS. Employer
    incorporation or organization)                      Identification No.)

                     301 FREMONT STREET, LAS VEGAS NV 89101
               (Address of principal executive offices)(Zip Code)

                                 (702) 388-2224
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
              Cumulative Redeemable Preferred Stock, $.01 par value
                         Common Stock Purchase Warrants
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 15, 1997, there was no voting stock held by non-affiliates of the Registrant. As of March 15, 1997, the number of outstanding shares of the Registrant's Common Stock was 4,012,846.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                        Exhibit Index Located on Page 50

                         FITZGERALDS GAMING CORPORATION

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



PART I....................................................................................2

   ITEM 1. BUSINESS.......................................................................2
     General..............................................................................2
     Operating Strategy...................................................................3
     Historical Development...............................................................4
     Properties...........................................................................4
     Governmental Regulation.............................................................14
   ITEM 2. PROPERTIES....................................................................14
   ITEM 3. LEGAL PROCEEDINGS.............................................................14
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................16

PART II..................................................................................17

   ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........17
   ITEM 6. SELECTED FINANCIAL DATA.......................................................18
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS............................................................................19
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................35
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
   DISCLOSURE............................................................................35

PART III.................................................................................36

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...............................36
   ITEM 11. EXECUTIVE COMPENSATION.......................................................40
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............45
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................46

PART IV..................................................................................47

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............47

SIGNATURES...............................................................................48

                                     PART I


ITEM 1.        BUSINESS

GENERAL

Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company operating six properties in four states. The Company has had more than eleven years of gaming experience and markets its properties primarily to middle-market customers by emphasizing its Fitzgeralds brand and its "Fitzgeralds Irish Luck" theme. In Nevada, the Company owns and operates three properties: the Fitzgeralds Casino-Hotel located at the Fremont Street Experience in Las Vegas ("Fitzgeralds Las Vegas"); the Fitzgeralds Casino-Hotel Reno located in downtown Reno ("Fitzgeralds Reno"); and the Nevada Club Casino ("Nevada Club") also located in downtown Reno. Outside of Nevada, the Company owns and operates the Fitzgeralds Casino-Hotel in Tunica, Mississippi ("Fitzgeralds Tunica"). In addition, the Company owns a 22% equity interest in and manages the Fitzgeralds Casino in Black Hawk (near Denver), Colorado ("Fitzgeralds Black Hawk") and manages the Cliff Castle Casino, ("Cliff Castle"), a gaming facility in Camp Verde (between Phoenix and Flagstaff), Arizona, owned by the Yavapai-Apache Indian Nation, under a management agreement expiring in May 2000. The Company has an option to acquire the remaining 78% equity interest in Fitzgeralds Black Hawk exercisable, upon 30 days prior notice, on the second anniversary of the opening of Fitzgeralds Black Hawk (the "Black Hawk Option"). Both Cliff Castle and Fitzgeralds Black Hawk opened on May 23, 1995. Although the Company is currently in discussions with potential lenders to fund the exercise of the Black Hawk Option, and to obtain funding for the expansion of Fitzgeralds Black Hawk, there can be no assurance that the Company will be able to obtain financing on acceptable terms or at all. As of December 31, 1996, the Company owned or operated approximately 130,155 square feet of casino space containing 4,723 slot machines and 129 table games, including Keno and bingo.

In December 1995, the Company issued $123.0 million of 13% Senior Secured Notes due 2002 with Contingent Interest (the "Senior Secured Notes") and 1,672,023 Common Stock Purchase Warrants as well as $20.0 million of Cumulative Redeemable Preferred Stock (the "Preferred Stock") and 1,003,214 Common Stock Purchase Warrants (the "December 1995 Offerings"). The net proceeds to the Company after issuance costs were approximately $122.0 million. The Company utilized approximately $64.1 million of the proceeds to retire certain indebtedness of the Company and utilized approximately $52.0 million of the proceeds to renovate and expand its Fitzgeralds-brand properties in Las Vegas and Tunica. These renovation and expansion activities were substantially completed as of the end of 1996. In December 1996, the Company issued $5,882,000 of 13% Priority Notes due 1998 (the "Priority Notes"). The net proceeds to the Company from the sale of the Priority Notes were approximately $4,735,000 and were used for working capital purposes.

The Company currently conducts substantially all of its business through four wholly-owned subsidiaries: Fitzgeralds Reno, Inc. ("FRI"); Fitzgeralds South, Inc. ("FSI"), Fitzgeralds Incorporated ("FI") and Nevada Club, Inc. ("NCI"). FRI directly owns and operates Fitzgeralds Reno; FSI owns and operates Fitzgeralds Las Vegas and Fitzgeralds Tunica through wholly owned subsidiaries; NCI directly owns and operates Nevada Club; and FI, through Fitzgeralds Black Hawk, Inc. ("FBHI") a wholly owned subsidiary, which operates Fitzgeralds Black Hawk and owns a 22% equity interest in 101 Main Street LLC ("101 Main", the owner of Fitzgeralds Black Hawk. FI also operates Cliff Castle through Fitzgeralds Arizona Management, Inc. ("FAMI") of which the Company owns an 85% equity interest. Lastly, FI, through Fitzgeralds New York, Inc. ("FNYI"), of which the Company owns an 85% equity interest, is receiving a fee in consideration of work performed prior and subsequent to the opening of the Turning Stone Casino, a Class III casino in Verona (near Syracuse), New York, owned by the Oneida Indian Nation.

Unless the context otherwise requires, the "Company" refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive offices of the Company are located at 301 Fremont Street, Las Vegas, Nevada 89101, and its telephone number is (702) 388-2224. Its facsimile number is (702) 382-5562 and its chief financial officer can be reached via e-mail at cfofitz@aol.com.

OPERATING STRATEGY

The Company's operating and growth strategy is to establish its national gaming brand by emphasizing its "Fitzgeralds Irish Luck" theme and by promoting and maintaining a loyal customer base of repeat visitors. The Company's operating strategy is characterized by several principal elements including:

Development of National Gaming Brand

All of the Company's Fitzgeralds-brand properties are based on an Irish Luck theme, utilizing various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow, as well as Irish music and themed restaurants and bars. The company believes that its theme creates a comfortable and consistent environment together with a distinctive brand identity for customers throughout its markets. The theme allows the Company to capitalize on its belief that every casino guest wants to feel lucky and, by associating luck with the Fitzgeralds name, "Fitzgeralds Irish Luck" becomes unique. The Company believes that it has been successful in creating an association between its Fitzgeralds properties and the concept of "Irish Luck."

Middle Market Customer Focus

The Company provides a high-quality casino entertainment experience at an affordable price to attract the middle market guests which the Company believes constitute the largest segment of potential gaming customers, whom it is then able to identify, qualify and target for direct marketing activities. The importance of friendly and efficient service is stressed continuously through extensive employee training. The Company's approach to business, includes personal contact with trained hosts, moderately priced food, beverages, and lodging and the use of the Fitzgeralds Card, as part of a frequent player recognition program. The Company believes that such approach to business provides a comfortable, "Lucky" environment designed to promote customer loyalty, a high rate of repeat business and the basis for the further development of its national brand.

Emphasis on Slot Play

The Company emphasizes slot machine play, the fastest growing and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological development that is resulting in the replacement of mechanical devices with advanced interactive electronic games. These newer games offer greater variety, higher pay-outs, and longer periods of play for the casino entertainment dollar relative to simple mechanical devices. In order to maximize revenue, subject to the availability of financing of which there can be no assurance, the Company intends to continue investing in state-of-the-art machines and related equipment, such as bill acceptors, player tracking, and continue replacing older models with the most current product offerings.

HISTORICAL DEVELOPMENT

The Company and its senior management have been active in the development of facilities in new gaming jurisdictions. The Company's senior management team has an aggregate of over 50 years of diversified multi-jurisdictional gaming experience in competitive markets.

The Company's ability to expand in the future will depend upon a number of factors including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions may be limited in number,
(iii) political factors; (iv) the risks typically associated with any new construction; and (v) the availability of adequate financing on acceptable terms, particularly in light of restrictive covenants in certain debt instruments (relating to the Senior Secured Notes and the Priority Notes) which may limit the Company's ability to obtain such financing. As a result, there can be no assurance that the Company will be able to expand to any additional locations or, if such expansion occurs, that it will be successful.

PROPERTIES

The Company currently owns and operates three Nevada properties (Fitzgeralds Las Vegas, Fitzgeralds Reno and Nevada Club) and one Mississippi property (Fitzgeralds Tunica). The Company also operates two additional properties, Fitzgeralds Black Hawk, in which the Company also owns a 22% equity interest, and Cliff Castle. All of the data below are as of December 31, 1996.

Fitzgeralds Las Vegas

Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third, and Fourth Streets at the Fremont Street Experience in Las Vegas. The 34-story building contains a 638-room (including 28 suites) hotel, which operates under a franchise agreement with Holiday Inn, and a 34,985 square foot casino with 980 slot machines and 33 table games. The casino also offers a 42-seat keno lounge and a sports book (operated by a third party). The facilities include four newly-completed restaurants: the 240-seat Molly's Coffee Shoppe and Buffet, the 82-seat Limericks Steakhouse, the 86-seat Vincenzo's Italian Cafe and a McDonald's restaurant (which is operated by McDonald's Corporation). Additionally, the property includes an under-construction Ice Cream Shoppe and Coffee Pub, three bars and a gift shop. Situated in downtown Las Vegas, the property is accessible via Interstate 15 and US 95 and markets to Las Vegas tourists, numbering approximately 29.5 million in 1996, and, to a lesser extent, to the approximately 1.1 million residents of the Las Vegas valley.

In September 1995, the Company entered into an 13-year franchise license agreement with Holiday Inns Franchising, Inc. ("HIFI") to operate the Fitzgeralds Las Vegas hotel as a Holiday Inn commencing in July 1996. Under the agreement, the Fitzgeralds Las Vegas hotel has been included in the Holiday Inn worldwide reservation system and has use of the Holiday Inn copyrights, trademarks and similar property rights used by other Holiday Inn licensees. The Company is the exclusive licensee of Holiday Inn-branded hotels within a defined territory encompassing downtown Las Vegas. The Company pays a monthly royalty based on a percentage of Fitzgeralds Las Vegas' revenues from room rentals after deduction of sales and room taxes. The Company also pays marketing, reservation and similar fees based on such revenues or the number of guest rooms.

The Company, together with other Fremont Street casino operators and the City of Las Vegas, developed a major attraction known as the Fremont Street Experience. The Company believes the Fremont Street Experience, which opened in November 1995, is a "must-see" attraction which will restore and enhance the intimacy and visual excitement of downtown Las Vegas. Further, with its appeal to adults, together with its location on Fremont Street, the Fremont Street Experience is distinguishable from other Las Vegas attractions. The Fremont Street Experience is designed to draw both locals and tourists who might not otherwise visit the downtown area and provides additional reasons to visit downtown. The Fremont Street Experience is kept fresh and current through periodic changes to the Sky Parade Light Show as well as a variety of special events and festivals. There can be no assurances that the Fremont Street Experience can be successful in increasing the number of visitors to downtown Las Vegas.

In late November 1996, the Company completed the renovation and expansion of Fitzgeralds Las Vegas in order to improve the property's competitiveness. The renovation and expansion included the following elements:

o Renovating all hotel rooms as well as the first and second floors of the Casino, the casino entrance and facade and all exterior signage.

o Adding approximately 5,000 sq. ft. of casino space, offering additional slot machines and table games, and expanding the second floor of the casino with a balcony to capitalize on the Fremont Street Experience light show and other events.

o Rebuilding and adding restaurants, which include a new McDonald's, a new and expanded Molly's Coffee Shoppe and Buffet, Limericks Steakhouse and Vincenzo's Italian cafe, relocating and building three new kitchens, a bakery, the under-construction Ice Cream Shoppe and Coffee Pub (to be operated by a third-party) and adding a separate entertainment lounge.

In addition, the Company upgraded its slot product and, in January 1996, introduced a player tracking system utilizing the Fitzgeralds Card.

Fitzgeralds Tunica

Fitzgeralds Tunica, which opened in June 1994, is located in Tunica County, Mississippi, approximately 30 miles south of downtown Memphis off Commerce Road (Route 304), an artery off of both Highway 61, the highway leading south to Greenville and Vicksburg, and Interstate 55, the freeway leading to Jackson.

Fitzgeralds Tunica is located on a 121-acre site owned by the Company. The facility consists of an Irish Castle-shaped dockside casino located 150 feet from the Mississippi River in a man-made, water-filled basin . Fitzgeralds Tunica's casino was constructed on two connected barges on which it built a 79,500 square-foot building of which the casino comprises 36,000 square feet. Additionally, the facility consists of a 9-story, castle-themed hotel tower attached to the casino. The hotel tower was completed in October 1996 and contains 507 rooms (of which 70 are suites), an indoor swimming pool, an exercise room and a 10,000 sq. ft. special events center. The hotel was partially opened to the public in July 1996, with all rooms available by November 1996.

The casino contains 1,180 slot machines and 37 table games. The first floor also contains an entertainment stage, the Blarney Stone Bar, Mr. O'Lucky's Gift Shop, the Fitzgeralds Card Center, the Grand Hall special events center and access to the hotel's public areas. The second floor contains additional casino space, the 52-seat Sports Pub, the 290-seat Molly's Coffee Shoppe and Buffet and the 65-seat Limericks Steakhouse.

Fitzgeralds Reno

Fitzgeralds Reno is located on a 22,500 square-foot lot in downtown Reno on Virginia Street and Commercial Row next to the landmark Reno Arch. Fitzgeralds Reno consists of a 16-story, 351-room hotel and a 26,260 square-foot casino, offering 898 slot machines, 32 table games, a 100 seat keno lounge and bingo. The facility also includes the 140-seat Molly's Garden Coffee Shop, the 220-seat Mr. O'Lucky's Buffet and the 120-seat Limericks Pub & Grille, three bars, a 50-seat entertainment lounge and a gift shop (leased to a third party). Fitzgeralds Reno leases, on a short-term basis, a portion of a nearby 850-space parking garage to provide 300 parking spaces for its guests. The Company owns additional property for expansion. No assurance can be given that the Company will have adequate parking in the future.

The Company has received preliminary approvals to build an enclosed, temperature-controlled pedestrian bridge (the "Rainbow Bridge") that would link the sidewalk located across the railroad tracks near the Eldorado Hotel and Casino to Fitzgeralds Reno's second floor. The project is still in the design stage and, therefore, the Company has not determined final development costs. However, the Company estimates a total cost of $1.5 million of which $1.0 million will be borne by the Union Pacific Railroad and any amount above that by the Company. The Company anticipates starting construction on the Rainbow Bridge in June 1997 and completing construction by October 1997.

The marketing and operating philosophy at Fitzgeralds Reno emphasizes high-volume business by providing moderately priced hotel rooms, food and beverages in the comfortable, friendly atmosphere of a themed Irish Luck facility. Fitzgeralds Reno primarily targets "free and independent" travelers, who are not affiliated with a tour group, many of whom drive to Reno from California, Oregon and Washington.

Fitzgeralds Reno has embarked on a renovation program funded or to be funded by internal cash flow and a variety of lending sources. Subject to the availability of sufficient cash flow and financing, of which there can be no assurance, this renovation program is expected to be completed by the Spring of 1998. To date, the Company has renovated Molly's Garden Coffee Shop and Mr. O'Lucky's Buffet (to function as both an upgraded buffet and VIP guest-event venue) and has upgraded its existing slot products and introduced a player tracking system for slots, tables and keno utilizing the Fitzgeralds Card. In addition, the Company has commenced refurbishing and upgrading all hotel rooms. The Company also intends to remodel the exterior facade, including new signage, the main entrance and the casino area on the second floor of Fitzgeralds Reno.

Fitzgeralds Black Hawk

Fitzgeralds Black Hawk, which opened in May 1995, is located at the entrance to Black Hawk, Colorado, the closest gaming area to the Denver market. A 392-space, all valet parking garage was completed in September 1995. Fitzgeralds Black Hawk consists of a two-story building, the interior of which features high ceilings and other architectural detail which sets it apart visually from other Black Hawk casinos. The main floor includes an 8,650 square-foot casino, the 82-seat Shamrock Cafe and the Fitzgeralds Card center. The main floor casino contains 490 slot machines, six table games and six poker tables. The existing 8,500 square-foot second floor is mostly unfinished and is being partially used for offices and storage. The garage, which is the only covered parking in Black Hawk, differentiates Fitzgeralds Black Hawk from most of its competitors which lack adequate or convenient parking facilities.

The Fitzgeralds Black Hawk site has been master-planned by the Company to include an 80-room hotel, an expansion of the parking garage, and additional casino, restaurant and supporting space. As a first phase, the Company intends to add approximately 24,000 square feet of additional public space (the "Expansion Project") to the facility. Subject to the exercise of the Black Hawk Option, the completion of plans and specifications, the receipt of all necessary permits and licenses, the expiration or early termination of two existing office-space leases, and the availability of adequate financing, of which there can be no assurance, the Company currently intends to commence the Expansion Project as soon as feasible following the exercise of the Black Hawk Option. Since only conceptual drawings and preliminary budgets have been developed for the Expansion Project, no reliable construction costs or completion schedule for the Expansion Project are currently available, although preliminary construction costs are estimated at approximately $5.0 million plus the cost of gaming equipment, most of which the Company would also expect to finance.

In October 1994, the Company entered into a Membership Purchase Agreement (analogous to a stock purchase agreement for a corporation) with 101 Main, which developed and owned Fitzgeralds Black Hawk. Under the terms of the Membership Purchase Agreement, as amended, the Company acquired a 22% equity interest in 101 Main and has an option to acquire the remaining 78% equity interest in 101 Main, exercisable, upon 30 days prior notice, on May 23, 1997 (the "Exercise Date"), at a price which will depend upon the then-market value of 101 Main as determined on the basis of a pre-established earnings formula.

Under the terms of the Membership Purchase Agreement with 101 Main, market value for Fitzgeralds Black Hawk is defined as the sum of (a) six times annualized earnings before interest, taxes, depreciation and amortization of 101 Main for the four fiscal quarters preceding the second anniversary of the opening date (May 23, 1995) plus (b) current assets less all liabilities as the end of the most recent fiscal year of 101 Main (the "Market Value"). If the Market Value is equal to or less than $50 million, the purchase price of the 78% membership interest will be the lesser of (a) 78% of the Market Value or (b) 78% of $35 million, but not less than $13.2 million ("Purchase Price"). If the Market value exceeds $50 million, the Purchase Price of the 78% membership interest will be 78% of the $35 million plus 35% of the Market Value in excess of $50 million. In addition, in connection with the exercise of such option, the Company would be required to obtain the release of guarantees by certain principals of 101 Main for which the Company could incur additional expense. The Purchase Price will be payable in full at closing. The purchase of 78% membership interest will also be subject to Colorado Limited Gaming Commission approval, which must be obtained within a specified time period after exercise of the Black Hawk Option. The Company has filed an application with the Colorado Limited Gaming Commission seeking its approval of the purchase. Based on operating results to date, the Company believes that the Purchase Price will be approximately $27.3 million.

Although the Company is currently in discussions with potential lenders to provide approximately $44.0 million in financing for the Purchase Price and related costs in connection with the exercise of the Black Hawk Option, the refinancing of approximately $10.0 million existing mortgage indebtedness on Fitzgeralds Black Hawk and to fund the Expansion Project, there can be no assurance that the Company will obtain financing on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, it would likely be unable to exercise the Black Hawk Option or undertake the Expansion Project.

In addition to its membership interest, FBHI has entered into a 10-year management agreement with 101 Main to manage casino operations. As compensation, FBHI is entitled to receive a management fee equal to 8% of Fitzgeralds Black Hawk's annualized earnings, before interest, taxes, depreciation and amortization, payable monthly.

Cliff Castle Casino

The Cliff Castle Casino, which opened in May 1995, is an Indian gaming facility in Camp Verde, Arizona operating Class II and Class III gaming. The Cliff Castle Casino is located adjacent to the 82-room Cliff Castle Lodge which is managed for the Yavapai-Apache Indian

Nation (the "Yavapai Nation") by a third party. Camp Verde is located approximately 75 miles north of Phoenix, 45 miles south of Flagstaff, and 25 miles southeast of Sedona, Arizona. The 75-acre site is adjacent to Interstate 17, a major business and tourist route linking Phoenix to Flagstaff and the Grand Canyon. The Cliff Castle Casino currently includes an approximate 10,000 square-foot casino with 454 slot machines, 5 poker tables (which started operations on December 31, 1996), a 70-seat restaurant and a bar.

The Company, through its 85% owned subsidiary, FAMI, entered into a five-year management agreement with the Yavapai Nation to develop and manage the Cliff Castle Casino. Under the terms of the FAMI Management Agreement, FAMI is entitled to receive a management fee based on a percentage of Net Revenues (as defined, a figure which approximates pre-tax income) of the casino ranging from 10% to 19%, provided that the Yavapai Nation is entitled to receive a minimum payment of $500,000 per month ("Minimum Payment"), which payment is guaranteed by FI. However, the FAMI Management Agreement may be terminated by FAMI if such payment guarantee is required to be made from a source other than the gross receipts of the casino for more than three consecutive months. Since the opening of Cliff Castle, the Yavapai Nation has received more than the Minimum Payment each month. The Company received $0.9 million and $2.6 million in management fees from Cliff Castle for 1995 and 1996, respectively.

Prior to the receipt of the requisite approvals of the FAMI Management Agreement by the National Indian Gaming Commission ("NIGC"), FAMI provided technical and consulting services to the Yavapai Nation with respect to the construction and operation of the casino facility pursuant to a Technical Services and Casino Consulting Agreement (the "FAMI Consulting Agreement"). Under the FAMI Consulting Agreement, FAMI received consulting services fees of $541,000. Because the construction commenced prior to the approval of the FAMI Management Agreement by the NIGC, the Company believed it was entitled to a $700,000 bonus payment from the Yavapai Nation. The Yavapai Nation disputed the obligation to make such payment and, pursuant to an arbitration proceeding held during 1996, it was determined that no such payment was required. See Note 12 of Notes to Consolidated Financial Statements.

OTHER GAMING ASSETS

Nevada Club

The Company has owned and operated the Nevada Club since 1988. The Nevada Club is located on Virginia Street across the street from Fitzgeralds Reno. The 14,260 square-foot casino is located on two floors and includes 523 slot machines, 10 table games, a 30-seat keno lounge, the 90-seat Kilroy's Restaurant and two bars. Due to the Company's desire to focus its Reno activities on its Fitzgeralds-brand property, since early 1995 the Company has been actively seeking a buyer for the Nevada Club, although there can be no assurance that it will be successful in finding a buyer.

Verona, New York

In April 1993, the Company entered into a Technical Assistance and Management Agreement with the Oneida Indian Nation of New York to provide loans and technical and consulting services to develop, open and manage, for five years, Turning Stone Casino, a Class III casino in Verona (near Syracuse), New York. The casino was opened in July 1993 under a consulting agreement with FNYI, an 85% owned subsidiary, and Mr. Philip D. Griffith, the Company's President and Chief Executive Officer. However, prior to final approval of the Technical Assistance and Management Agreement by the NIGC, the Oneida Nation elected in early 1994 to self-manage the facility. In consideration of the work performed by the Company prior and subsequent to the opening of the casino, FNYI entered into a settlement agreement, dated as of March 30, 1995, pursuant to which FNYI is receiving from the Oneida Indian Nation 48 monthly payments of $133,333 ($6.4 million in the aggregate), commencing retroactively as of August 1, 1994. The retroactive payments ($933,333 in the aggregate) were made on March 31, 1995 and subsequent monthly payments have been made.

COMPETITION

There is intense competition among companies in the gaming industry, many of which have greater name recognition and financial and marketing resources than the Company. In addition to the regional competitors described below, the Company competes with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers but also for employees and potential future gaming sites. The Company also competes, to some extent, with other forms of gaming on both a local and national level, including state-sponsored lotteries, on and off-track wagering and card parlors, among others. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States has affected competitive conditions faced by the Company and will continue to do so in the future.

Nevada Operations

Fitzgeralds Las Vegas competes primarily with other downtown casino properties, casino properties located near the Nevada/California state line and certain facilities located on the Las Vegas Strip. The Company also believes that it competes, to a lesser extent, with the local neighborhood casinos and casino-hotels on the Boulder Strip and in the Laughlin market.

The Las Vegas market is highly competitive. The Company has experienced competition from new and existing Las Vegas casino-hotels which have sought to attract some of the same "middle-market" players and tour and travel visitors targeted by Fitzgeralds Las Vegas. The Company anticipates continuing increased competition for these customers. Moreover, three substantial new properties have opened on the Las Vegas Strip within the past two years and several additional major new projects have been announced or are under construction on or near the Las Vegas Strip, in addition to several casinos catering to local residents. These new properties, as well as any other major additions, expansions or enhancements to existing properties by the Company's competitors, could have a material adverse impact on the Company's business.

Fitzgeralds Reno and the Nevada Club (collectively, the "Reno Properties") encounter strong competition from other hotel and casino facilities in the Reno area. The Reno Properties also encounter competition from gaming establishments in other areas of Nevada and, to a lesser extent, other jurisdictions in the United States where gaming has been legalized (including Indian gaming establishments). Fitzgeralds Reno competes with other properties principally on the basis of location and direct marketing while the Nevada Club principally competes on the basis of price and location.

Additional competition may come from the expansion or construction of other hotel and casino properties or the upgrading of other existing facilities in the Reno area. There can be no assurance that such growth will not adversely affect the pricing policies at the Reno Properties, including the room pricing policies at Fitzgeralds Reno.

In addition, management believes that the introduction of casino gaming, or the expansion of presently conducted gaming activities (particularly at Indian establishments) in areas in or close to Nevada, such as California, Oregon, Washington, Arizona or western Canada could have an adverse impact on operations at the Company's Las Vegas and Reno Properties and, depending on the nature, location and extent of such operations, such impact could be material.

The Company's ability to maintain its competitive position in Las Vegas and Reno will require the expenditure of sufficient funds for such items as updating slot machines to reflect changing technology, periodic refurbishing of rooms and public service areas and replacing obsolete equipment on an ongoing basis. There can be no assurance that the Company will generate sufficient internal funds or obtain sufficient additional financing to fund such expenditures.

Mississippi Operations

Fitzgeralds Tunica competes primarily with nine other dockside gaming facilities in the Tunica area, four of which are approximately one mile north of Fitzgeralds Tunica and four of which are approximately four miles south of Fitzgeralds Tunica. One of its southern neighbors has announced its intention of closing in the near future. The Company is not aware of any new entrants to the market. However, the Company expects that each of the existing gaming facilities will build hotel rooms and other facilities in the next two years.

In addition to the substantial competition in the immediate vicinity of Fitzgeralds Tunica, the Company competes with other Mississippi operations. Additionally, the Company could face competition for Memphis, Tennessee and Little Rock, Arkansas customers from surrounding areas. There can be no assurance that the State of Tennessee or the State of Arkansas will not in the future legalize casino gaming. In November 1992, and again in November 1996, De Soto County, the northwestern-most Mississippi county and the nearest to Memphis, Tennessee, voted against authorizing gaming activities for the second time. Arkansas voters also voted against gaming in the November 1996 election. Because Fitzgeralds Tunica is heavily dependent upon the patronage of Memphis residents and tourists, the opening of gaming casinos in Tennessee or in other locations closer to Memphis could materially and adversely affect the Company's operations.

Colorado Operations

The Company's Colorado operations face competition from existing and proposed facilities in the Black Hawk, Colorado gaming market. Based on its knowledge of the market, the necessary public hearings and filings for any development work, and construction time, the Company believes that it is unlikely that there will be new market entrants before 1998. The Company believes that it is among the revenue leaders in the Black Hawk/Central City market.

Indian Gaming Operations

The Cliff Castle Casino in Camp Verde, Arizona competes with another Indian casino in Prescott, Arizona, approximately 30 miles away, and with other casinos located on Indian lands around the Phoenix, Arizona area and elsewhere in the State of Arizona, as well as with casinos in Nevada, including Laughlin and Las Vegas. The spread of casinos on Indian lands in Arizona could result in the approval by Arizona voters of full-scale gaming in Arizona, which would adversely impact operations at the Cliff Castle Casino.

EMPLOYEES

The Company's management has consistently approached business with the fundamental belief that the success of its casinos and hotels depends both on the excellence of its guest services as well as the attitude and friendliness of its staff. Since most casino-hotels are similar in what they offer in gaming products, management believes that one of the reasons it has been able to compete with limited capital expenditures is its dedication to the goal of superior guest services which can only be delivered by properly trained, satisfied employees. As of December 31, 1996, the Company directly employed approximately 3,110 persons and managed an additional 560 persons. Management believes that it has excellent relations with its employees and its unions. Fitzgeralds Las Vegas employed approximately 1,010 people at December 31, 1996, approximately 450 of whom are represented by the Culinary and Bartenders Union under a three-year contract which expires on May 31, 1997. In addition, five employees are represented by the Carpenter's Union under a contract which expires on May 31, 1997. Fitzgeralds Tunica employed approximately 960 people at December 31, 1996. Fitzgeralds Reno and Nevada club employed approximately 1,100 people at December 31, 1996. Additionally, Fitzgeralds Black Hawk and Cliff Castle each employed approximately 270 at December 31, 1996. None of the employees of Fitzgeralds Tunica, Fitzgeralds Reno, Nevada Club, Fitzgeralds Black Hawk or Cliff Castle are represented by a union.

GOVERNMENTAL REGULATION

The ownership and operation of casino gaming facilities in Nevada, Mississippi, Colorado and Arizona are subject to various state and local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, the City of Las Vegas, the City of Reno, the Mississippi Gaming Commission, the Mississippi State Tax Commission, the Mississippi Alcohol Bureau of Control, the Colorado Limited Gaming Commission, the Colorado Division of Gaming the National Indian Gaming Commission, the Arizona State Department of Gaming and the Yavapai-Apache Tribal Gaming Commission. The Company holds all licenses and permits it needs to operate its owned and managed facilities. Directors, officers and key employees of the Company are required to hold individual licenses, which requirements vary from jurisdiction to jurisdiction. Licenses and permits of gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Holders of the Company's securities are required to secure independent licenses and permits under certain circumstances.

ITEM 2.        PROPERTIES

Reference is made to the information contained under Item 1.- Business - Properties of Part I of this Report on Form 10-K.

ITEM 3.        LEGAL PROCEEDINGS

On May 31, 1995 Fitzgeralds Reno, Inc. ("FRI"), a wholly-owned subsidiary of the Company, sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently sold Harolds Club to a company the assets of which are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments in the amount of approximately $600,000 annually and certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid for by the current owner of Harolds Club.

The current owner of Harolds Club has not met its obligations with respect to the land leases and the lessors have demanded payment from the current lessor, FRI and from another, unrelated guarantor. On or about August 2, 1996, each of the five land lessors filed separate actions in the Second Judicial District Court (Washoe County), State of Nevada, seeking payment from FRI and the other guarantor of an aggregate of approximately $319,280 in unpaid lease payments plus interest, attorneys' fees and costs. On October 31, 1996, four of the land lessors entered into a Stipulation with each of the named defendants pursuant to which the parties agreed to stay all action in the suits until April 15, 1997 in order to, among other things, allow the current owners an opportunity to find a buyer for the property and to allow FRI time to attempt to preserve the right to operate non-restricted gaming in the property. On March 20, 1997, the Nevada Gaming Commission approved the application filed by Nevada Club, Inc. to operate non-restricted gaming at Harolds Club for a period not to exceed one year from the date of approval. The Company intends to operate 21 slot machines at Harolds Club, on behalf of its owner, and at no significant cost to the Company, for a total of two hours per calendar quarter in order to preserve existing grandfather's rights which would allow a new purchaser to operate a non-restricted facility without building hotel rooms.
See Note 9 of Notes to Consolidated Financial Statements.

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

In November 1994, John Metzker ("Metzker"), a former stockholder of FRI, filed a complaint in the Second Judicial District Court in Washoe County, Nevada. The complaint, which arose out of the sale of plaintiff's stock to FRI, alleges that the plaintiff is entitled to additional consideration in connection therewith based on certain valuations of Harolds Club and for damages for his failure to be released from certain bank guarantees. Harolds Club was sold in May 1995, which released the former stockholder from his bank guarantees. On September 13, 1996, after a trial, the Court ordered (i) an increase in the principal amount of a seven-year promissory note payable by FRI to Metzker in partial payment of his interest in FRI from $4.97 million to $5.70 million (the "FRI Note"); and
(ii) the immediate payment by Metzker to FRI of an approximately $600,000 promissory note made by Metzker (the "Metzker Note"). The Court has not yet formalized its order into a final judgment. In response to both parties' motion for costs and attorneys' fees, on January 15, 1997 the Court entered an order requiring each party to pay its own costs and attorneys' fees. The parties are engaged in ongoing discussions to find a solution to the disputes involving the FRI Note and the Metzker Note. If a resolution cannot be reached, FRI intends to appeal the trial Court's judgment. If FRI does not appeal or does not prevail on appeal, the monthly payments due under the FRI Note will be adjusted on a pro-rata basis and will become payable retroactively to May 1994. See Note 15 of Notes to Consolidated Financial Statements.

In October 1993, FMI executed a road contract (the "Contract") with Treasure Bay Gaming and Resorts, Inc. ("Treasure Bay") to share equally the cost of a road leading to the two properties (the "Roadway") and of the acquisition of a 3.67 acre tract of land (the "Tract"). The Company believes that it has paid its portion of such costs, although documents filed by Treasure Bay in the Treasure Bay bankruptcy proceeding referred to below reflect its claim that approximately $300,000 remains outstanding. Pursuant to the Contract, the Roadway and Tract were acquired by Treasure Bay and the Roadway was constructed providing access from Commerce Road to the Fitzgeralds Tunica and Treasure Bay casinos. Pursuant to Treasure Bay's acquisition contract and deed, Treasure Bay was also obligated to convey the Roadway to Tunica County within a reasonable time after its development, and adjacent land owners and utility companies were to be entitled to full rights of access.

Treasure Bay is currently subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code (the "Bankruptcy Code"). Preliminary title reports on the Roadway and

Tract indicate that a deed of trust securing $115 million in Treasure Bay bonds and approximately $8 million in mechanics' and materialmen's liens are recorded against such properties. In addition, the lien of the deed of trust is prior to the Company's easement rights over two additional tracts that are necessary for access to the property. The holder of the deed of trust was aware of the rights of FMI at the time the deed of trust was recorded. To quiet title in the Roadway and the Tract, FMI filed an adversary proceeding against Treasure Bay and others claiming an interest in the Roadway and the Tract. FMI's complaint seeks, among other relief, a declaratory judgment that FMI owns an unencumbered, undivided one-half interest in the Roadway and Tract; the avoidance of all liens on the Roadway and Tract; and a determination that neither Treasure Bay nor any other party has any interest in the Tract. While Treasure Bay does not dispute FMI's undivided one-half interest in the Roadway and Tract, there is a dispute between Treasure Bay and FMI as to what, if any, FMI owes Treasure Bay for developing the Roadway and purchasing the Tract. In an effort to compromise and settle its tax liability on the Roadway, Tract, and other real property it owns, in September 1996, Treasure Bay executed a Quitclaim Deed in favor of Tunica County to convey a one-half interest in the Tract. Prior to this conveyance, all lien-holders released their liens against the Tract. To the best of FMI's knowledge, several liens are still pending against the Roadway.

It is not possible at the present time to predict the outcome of the Treasure Bay bankruptcy. Furthermore, there can be no assurance that Tunica County would be prepared to accept the conveyance of the Roadway at this time in light of the liens, in which case FMI would continue to undertake maintenance of the Roadway. FMI is in physical possession of and utilizing the Roadway and Tract. The loss of access to the Roadway would require the Company to construct a new road to its property. However, both the Bankruptcy Code and the Mississippi law offer protection to FMI, as a purchaser in possession, in spite of there being no recorded deeds in favor of FMI. In addition, both the Bankruptcy Code and Mississippi law offer protection to FMI with regard to deeds of trust recorded at a time when the holder thereof had knowledge of FMI's claim. Accordingly, the Company believes that FMI will continue to have full access and use of the Roadway and the Tract.

The Company is a party to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the issuance of the Priority Notes in December 1996, the Company solicited and obtained the consent of all of the holders of the Senior Secured Notes to amend the Indenture pursuant to which the Senior Secured Notes were issued and to make conforming changes to the collateral documents relating to the Senior Secured Notes pursuant to a first supplemental indenture and global amendment to collateral documents, each dated as of December 30, 1996.

                                     PART II


ITEM 5.        MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

The Company's Common Stock is not listed or traded on any exchange. At December 31, 1996, there were approximately 30 holders of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends (including with respect to the Preferred Stock) in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The ability of the Company or its subsidiaries to pay dividends is restricted by the indentures governing the Senior Secured Notes and the Priority Notes and, with respect to the Common Stock, the Certificate of Designation for the Preferred Stock. If a holder of securities is disqualified by any gaming authorities from owning such securities, such holder will not be permitted to receive any dividends if, and when declared by the Company's Board of Directors with respect to such securities. See Item 1 - Business - Governmental Regulation.

ITEM 6.        SELECTED FINANCIAL DATA

                         FITZGERALDS GAMING CORPORATION
                                 (IN THOUSANDS)

                                                           DECEMBER 31
                                      -----------------------------------------------------
                                        1992       1993        1994       1995       1996
STATEMENT OF OPERATIONS DATA
     Net Operating Revenues           $110,327   $110,057    $131,834   $141,397   $140,530
     Income from Operations(1)          11,610     10,174       1,997     13,768      3,871
     Interest Expense, Net               7,122      6,343      10,228     14,706     18,187
     Net Income (Loss)                   6,793      4,186      (5,979)    (4,255)   (13,494)

OTHER DATA:
     EBITDA:(2)
        Fitzgeralds Las Vegas         $  7,023   $  6,946    $  4,926   $  4,084   $  1,656
        Fitzgeralds Tunica                   -          -       6,361      9,934      3,790
        Fitzgeralds Reno                11,073     10,500       8,345      7,009      4,596
        Other(3)                         1,978        801        (555)     2,481      2,726
                                      --------   --------    --------   --------   --------
               Total EBITDA           $ 20,074   $ 18,247    $ 19,077   $ 23,508   $ 12,768
                                      ========   ========    ========   ========   ========
     Net Cash Provided by (Used in):
        Operating Activities          $ 10,825   $  8,381    $  7,738   $  8,468   $    759
$       Investing Activities             1,913     (7,655)    (34,736)   (50,404)    (6,368)
        Financing Activities           (12,727)       944      30,302     49,894       (885)
     Depreciation and Amortization       7,520      6,772       8,271      8,010      8,897
     Capital Expenditures                4,439      6,913      46,046     14,532     57,026

BALANCE SHEET DATA
     Cash                             $  6,912   $  8,582    $ 11,886   $ 19,844   $ 13,349
     Total Assets                       89,358     93,598     137,660    197,213    191,179
     Short-Term Debt                    22,660     17,065      11,619     11,226     27,750
     Long-Term Debt                     52,634     53,772     100,849    139,467    127,882
     Preferred stock, Net of
       Offering Costs and Discount           -          -           -     11,953     15,489
     Stockholders' Equity (Deficiency)   6,666     14,113      11,087     16,061     (2,043)

(1) The Company sold Harolds Club on May 31, 1995 for cash of $8,900 and retired secured debt of $7,668. At December 31, 1994, the Company recorded an allowance of $1,401 against the book value of the assets of Harolds Club which were sold to write such assets down to estimated realized value as evidenced by the sales price of $8,900.

(2) EBITDA, or "earnings before interest, taxes on income, depreciation, and amortization," is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. EBITDA excludes EBITDA for Harolds Club for all periods presented. EBITDA for 1994 also excludes pre-opening expenses of Fitzgeralds Tunica of $4,856. EBITDA for 1996 does not include the Company's 22% interest in Fitzgeralds Black Hawk nor $594 in cash received by the Company as a result of its 22% interest in 101 Main.

(3) Other includes results for the Nevada Club, management fees and corporate costs not allocated to the three core properties

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements, including the notes thereto, listed in Item 14(a).

Harolds Club operating results are not discussed below because that property was sold on May 31, 1995, after being closed, in anticipation of sale, on March 31, 1995. See Item 3 - Legal Proceedings. Operating costs and expenses for Fitzgeralds Reno for 1995 and 1996 reflected certain amounts previously incurred in Harolds Club's operations including, but not limited to, certain management and other salaries. Operating results for Nevada Club are also excluded since it is being actively marketed for sale and, in management's opinion, its results are not material with respect to the ongoing operations of the Company.

In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Reform Act") was enacted. The Reform Act contains amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934 which provides protection from liability in private lawsuits for "forward-looking" statements made by persons specified in the Reform Act. The Company wishes to take advantage of the "Harbor Safe" provisions of the Reform Act. The Company cautions readers that, with the exception of historical matters, the matters discussed in this annual report on Form 10-K contained forward-looking statements that involve risks and uncertainties, including but not limited to factors relating to the highly competitive nature of the gaming business, its sensitivity to changes and economic conditions, the Company's growth and expansion plans, the results of financing efforts, government and other regulatory matters, the Company's high level of indebtedness, the need for additional financing, the volatility of historical operating results, quarterly earnings fluctuation and seasonality, the requirements for the management of growth and the ability to hire and retain key management and other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results and cause such results to defer materially and adversely from those expressed in any forward-looking statement made by or on behalf of the Company.

OVERVIEW

Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Reno have been owned and operated by the Company or its affiliates since 1987, 1994 and 1985, respectively. Between December 1994 and February 1995, a business combination was effected, resulting in the existing single ownership structure for the companies operating Fitzgeralds-brand casinos. Such business combination was accounted for as a combination of entities under common control which is a method similar to a pooling of interests. As part of the business combination, certain subsidiaries converted from S corporation status to C corporation status. This conversion resulted in the recording of a $3,002,235 increase in the provision for income taxes for the fiscal year ended December 31, 1995 to record the deferred tax liability resulting from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Because certain of the operating subsidiaries were not subject to income taxes prior to the business combination, the discussion of Results of Operations includes an analysis of income before income taxes rather than net income.

In May 1995, the Company, under exclusive management contracts, opened two properties outside of Nevada -- Fitzgeralds Black Hawk and Cliff Castle.

Concurrently with the December 1995 Offerings, the Company acquired those portions of FMI (20%) and FI (2%) which it did not own. During 1996, the Company expended approximately $52.0 million to significantly renovate and expand Fitzgeralds Las Vegas and Fitzgeralds Tunica. See Properties - Fitzgeralds Las Vegas and Properties - Fitzgeralds Tunica.

The Company, on a consolidated basis, experienced a nominal increase in net operating revenues (excluding Harolds Club and Nevada Club) from $132.8 million in 1995 to $134.2 million in 1996 principally as a result of the Fitzgeralds Tunica hotel being operational for part of 1996 and improved average daily room rate at the Fitzgeralds Las Vegas hotel.

In 1995 and 1996, casino operations (excluding Harolds Club and Nevada Club) provided an average of approximately 81.0% and 78.9% of the Company's net revenues, respectively, and substantially all of its income from operations. Slot machine income has been the primary component of the Company's gaming revenues, providing an average of approximately 76.6% of such revenues during the last two years. Management anticipates that income from operations for the Company for the first quarter of 1997 will be higher than for the first quarter of 1996. The principal factor for the anticipated increase is better performance at Fitzgeralds Tunica as the result of its hotel which became fully operational subsequent to the third quarter of 1996.

The narrative discussion below is focused on the principal ongoing operating properties of the Company, unless otherwise noted, which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno, and Fitzgeralds Inc. (the "Properties"). Fitzgeralds Inc. encompasses the operations of Fitzgeralds Black Hawk and Cliff Castle.

BUSINESS SEASONALITY

The Company's business is subject to the seasonality of the gaming business, which varies slightly geographically. At Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At each of the three other Fitzgeralds-brand properties, business levels are typically weaker from Thanksgiving through the end of the spring and typically stronger from mid-June to mid-November. The Company also believes that its business is affected by the number of gaming positions available at each property during the year. The following table sets forth the number of slot machines and table games available at each of the Company's properties at December 31, 1995 and December 31, 1996.

                             FITZGERALDS  FITZGERALDS  FITZGERALDS     NEVADA    FITZGERALDS     CLIFF
                              LAS VEGAS     TUNICA        RENO          CLUB      BLACK HAWK     CASTLE
                             ------------ ------------ ------------ ------------ ------------ ------------
   Slot Machines
      December 31, 1995              923        1,039          908          553          421          370
      December 31, 1996              980        1,180          898          523          490          454

   Table Games
      December 31, 1995               23           46           33           10           10            0
      December 31, 1996               33           37           32           11           12            5

The reduction in number of gaming positions at Fitzgeralds Las Vegas was the result of construction-related activities which caused portions of the casino to be closed from time to time. The Company believes that non-seasonal variances
(i) at Fitzgeralds Las Vegas were principally the result of major construction activities and the resulting disruption in the casino; (ii) at Fitzgeralds Tunica were principally the result of the opening of Harrah's Mardi Gras in April of 1996, the opening of Grand Casino Tunica in June 1996 and the subsequent 1996 opening of Fitzgeralds Tunica hotel; (iii) at Fitzgeralds Reno were principally the result of market adjustments to prior expansion of capacity; and (iv) at both Fitzgeralds Black Hawk and Cliff Castle were principally the result of property stabilization and growth in number of gaming devices.

RECENT EVENTS

As described elsewhere in this Form 10-K, operations at Fitzgeralds Las Vegas and Fitzgeralds Tunica were adversely impacted by construction and other factors during much of 1996, and particularly during the third and fourth quarters. The substantial completion of construction at both properties in December 1996 allowed the Company to begin implementation of marketing programs designed to increase patronage. Based on preliminary figures for the twelve weeks ended March 23, 1996, the Company anticipates that, on a consolidated basis, its consolidated EBITDA for the first quarter of 1997 will exceed those levels recorded for the first quarter of 1996. While the Company anticipates that first quarter 1997 EBITDA levels at Fitzgeralds Las Vegas will be below those recorded for the first quarter of 1996, and while it anticipates that first quarter 1997 EBITDA levels at Fitzgeralds Reno and Nevada Club will be approximately the same as those recorded for the first quarter of 1996, the Company anticipates that EBITDA at Fitzgeralds Tunica will be significantly higher than those recorded for the first quarter of 1996.

Unusual weather conditions in the upper Mississippi, resulting from larger-than-usual snow packs thawing at a fast rate, may cause significant flooding throughout the lower Mississippi in late-winter and early-spring. Above-normal flooding can adversely impact business volume and profitability in Tunica, including Fitzgeralds Tunica.

RESULTS OF OPERATIONS

The following table (dollars in thousands) sets forth for the periods indicated certain Income Statement Data and Other Data for the Company's properties.


                                           YEAR ENDED DECEMBER 31
                                    --------------------------------------
     INCOME STATEMENT DATA(1)           1994         1995         1996
     NET REVENUES:
          Fitzgeralds Las Vegas        $ 43,937     $ 42,653     $ 43,483
          Fitzgeralds Tunica             28,438       46,466       48,748
          Fitzgeralds Reno               38,166       40,212       37,076
          Nevada Club(2)                  7,012        7,037        6,432
          Other(3)                          238        3,509        4,791
                                     ----------    ---------     --------
               Total                   $117,791     $139,877     $140,530
                                     ==========    =========     ========
     INCOME (LOSS) FROM OPERATIONS:
          Fitzgeralds Las Vegas        $  2,184     $  2,403     $  (330)
          Fitzgeralds Tunica               (629)       6,230         (597)
          Fitzgeralds Reno                6,346        4,997        2,318
          Nevada Club(4)                    152           97         (381)
          Other(5)                       (1,526)       1,667        2,861
                                     ----------    ---------     --------
               Total                   $  6,527     $ 15,394     $  3,871
                                     ==========    =========     ========
     EBITDA:
          Fitzgeralds Las Vegas           4,926        4,084        1,656
          Fitzgeralds Tunica(6)           6,361        9,934        3,790
          Fitzgeralds Reno                8,345        7,009        4,596
          Nevada Club                       506          392         (148)
          Other                          (1,061)       2,089        2,874
                                     ----------    ---------     --------
          Total                          19,077       23,508       12,768
                                     ==========    =========     ========

At Fitzgeralds Black Hawk, net revenues were $28.0 million and $11.1 million and EBITDA (after the payment of management fees) were $9.0 million and $2.0 million for 1996 and 1995, respectively.

-------------------------------

(1) Excludes the results of Harolds Club. While figures for Nevada Club are included, these are not included in the discussions which follow.

(2)   The Company is currently actively marketing the Nevada Club for sale.

(3) Includes fees from management contracts from Fitzgeralds Black Hawk, Cliff Castle and Turning Stone (Oneida).

(4) The operating results for the Nevada Club are not included in the discussion of Company performance.

(5) Includes management fees from Fitzgeralds Black Hawk and Cliff Castle from May 23, 1995.

(6)   Excludes pre-opening charges of $4.9 million in 1994.

FISCAL 1996 COMPARISON TO FISCAL 1995

Operating Revenues.

Net operating revenues for Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Inc. ("the Properties"), increased a nominal 1.0% from $132.8 million recorded in 1995 to $134.1 million recorded for 1996. Figures for the Properties Inc. include management fees from Fitzgeralds Black Hawk, Cliff Castle and the Turning Stone Casino but exclude any amounts relating to the operations of (i) Harolds Club in 1995, (ii) Nevada Club for 1996 and 1995, and (iii) the Company's 22% share of the net revenues of 101 Main for 1996 and 1995.

Promotional allowances (complimentaries) for the Properties increased 7.7% from the $11.1 million recorded for 1995 to $12.0 million recorded for 1996 due mostly to a 46.9% increase in complimentaries at Fitzgeralds Tunica, an indication of the level of competitiveness in that market, partially offset by a 14.4% decrease at Fitzgeralds Reno. Complimentaries at Fitzgeralds Las Vegas increased 3.3%.

Casino revenues for the Properties decreased 1.7% from $107.5 million recorded for 1995 to $105.8 million recorded for 1996. Casino revenues were nominally higher at Fitzgeralds Las Vegas, increasing from $30.4 million recorded for 1995 to $30.6 million recorded for 1996, nominally lower at Fitzgeralds Tunica, decreasing from $44.9 million recorded for 1995 to $44.8 million recorded in 1996, and declined $1.9 million at Fitzgeralds Reno.

        Fitzgeralds Las Vegas recorded increases in casino revenues during the first half of 1996, compared to the similar period in 1995, but recorded a significant decline for the third fiscal quarter and a relatively flat fourth quarter. Management believes that the declines in revenues recorded in the second half of 1996 were attributable to construction disruption from early May through mid-November.

        Fitzgeralds Tunica recorded decreases in casino revenues varying from 4.1% to 8.4% for each of the first three quarters of 1996 (when compared to the similar quarters of 1995) but recorded a 16.7% increase for the fourth quarter of 1996. Decreases in the first three quarters of 1996 were attributable to intense competition in a market which recorded a nearly 64% increase in gaming positions only partially offset by a 20% increase in gaming revenues, thus creating a nearly 27% net dilution in the market. The increase in the fourth quarter of 1996 was largely attributable to the opening of the hotel at Fitzgeralds Tunica (100 rooms in July and the balance of the 507 rooms by October) and the maturing of its marketing programs.

        Fitzgeralds Reno recorded an increase in casino revenue for the first quarter of 1996 (when compared to the similar quarter of 1995) due mostly to an upgrade of the Company's slot product. Casino revenues in each of the three remaining quarters were lower than those at similar quarters of 1995 as a result of generally weaker market conditions as a result of the absence of national bowling tournaments in 1996 (which return to Reno in both 1997 and 1998), as well as from market saturation resulting from the opening, in mid-1995, of the Silver Legacy Resort as well as the subsequent opening of additional rooms. Fitzgeralds Reno is attempting to become more competitive through a remodeling program which started in early 1996 and is expected to continue throughout 1997. A similar pattern in casino revenue variations was recorded by the Nevada Club.

Food and beverage revenues for the Properties increased 3.5% from $16.5 million in 1995 to $17.0 million in 1996, principally as the result of a 25.0% increase at Fitzgeralds Tunica, as well as a 2.3% increase in food and beverage revenue for Fitzgeralds Las Vegas, partially offset by Fitzgeralds Reno's food and beverage revenue decrease of 9.4%. Fitzgeralds Las Vegas's food and beverage operations suffered from significant construction-related disruptions from May through November 1996, Fitzgeralds Tunica increased the number of food outlets during 1996, and Fitzgeralds Reno's operations were adversely impacted by a softer market and an increase in food and beverage capacity in the market.

Room revenues increased 21.0% from $13.1 million in 1995 to $15.9 million in 1996, due to the opening of the hotel at Fitzgeralds Tunica and a 13.4% increase in room revenues at Fitzgeralds Las Vegas partially offset by an 18.0% decline at Fitzgeralds Reno. Fitzgeralds Tunica's hotel opened with 100 rooms in July 1996 and the balance of its 507 rooms were available by October 1996. Increased revenues at Fitzgeralds Las Vegas resulted from the completion of the renovation of all of its rooms in September 1996 and an increase average daily rates throughout the year. The decline at Fitzgeralds Reno was the result of market saturation and more intense competition for hotel guests.

Other revenues for the Properties increased 8.2% from $6.8 million in 1995 to $7.4 million in 1996. While other revenues decreased 17.4%, 15.4% and 40.4% at Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Reno, respectively. Fitzgeralds Inc. recorded a 36.5% increase primarily as a result of increases in management fees from Fitzgeralds Black Hawk, Cliff Castle and Turning Stone Casino. The major components of other revenues are gift shop sales and management fees.

Operating Costs and Expenses.

Operating costs and expenses for the Properties, including costs and expenses related to the management contracts and each property's share of corporate costs, increased 10.6% from $117.4 million in 1995 to $129.8 million in 1996. Increases of 8.9% and 22.6% were recorded at Fitzgeralds Las Vegas and Fitzgeralds Tunica, respectively, while operating costs at Fitzgeralds Reno decreased by 1.3%.

Casino costs and expenses for the Properties increased 4.7% from $51.9 million in 1995 to $54.4 million in 1996. Fitzgeralds Las Vegas recorded a 4.5% increase in casino costs, due primarily to union-mandated payroll increases, and increases in security department payroll which is allocated in part to the casino. Fitzgeralds Tunica recorded a 12.5% increase due to increases in volume. Fitzgeralds Reno recorded a decline of 5.7% resulting primarily from cost control efforts, especially in payroll.

Costs and expenses in the food and beverage department at the Properties increased 8.8% from $11.3 in 1995 to $12.3 million in 1996. Other than Fitzgeralds Reno, which recorded a 10.0% decline in costs in this area, due to lower revenues and better controls over cost of sales, costs and expenses in this department increased elsewhere in the Company. Fitzgeralds Las Vegas recorded a 16.0% increase year-to-year due to union-mandated increases in compensation and early hiring of staff for its three new restaurants. Fitzgeralds Tunica recorded a 29.2% increase in food and beverage costs due to increases in revenue and increases in staff levels to accommodate the two additional restaurants.

Rooms costs and expenses increased 35.4% from $7.1 million in 1995 to $9.6 million in 1996. The increase is attributable to the addition of a hotel at Fitzgeralds Tunica, which expenses for 1996 represented nearly 74.9% of the total increase in costs, as well as to union- and market-related costs at Fitzgeralds Las Vegas, where costs increased 11.9% for the year. Costs at Fitzgeralds Reno were essentially unchanged.

Selling, general and administrative expenses for the Properties increased 14.3% from $38.0 million in 1995 to $43.3 million in 1996. The increase was primarily attributable to greater marketing and special events expense, resulting from expenditures made to increase casino traffic. Higher levels of selling, general and administrative expenses were recorded at all properties, with the greatest increase being at Fitzgeralds Tunica which recorded a 25.0% increase from 1995 to 1996, while Fitzgeralds Las Vegas and Fitzgeralds Reno recorded increases of 10.7% and 5.7%, respectively.

Depreciation and Amortization.

Depreciation and amortization expense of the Properties was $8.7 million in 1996 compared to $7.4 million for 1995, an increase of 17.1%. The largest increase in depreciation expense is accounted for by Fitzgeralds Tunica, which recorded $4.4 million in 1996 compared with $3.7 million in 1995, due to the start of operations of the hotel in the last quarter of 1996.

Income from Operations.

Income from operations for the Properties decreased 72.4%, from $15.4 million for 1995 to $4.3 million for 1996. For the various reasons described above, Fitzgeralds Las Vegas' income from operations decreased 113.7% (from $2.4 million in 1995 to a loss of $330,000 in 1996), Fitzgeralds Tunica' income from operations decreased 109.6% (from $6.2 million in 1995 to a loss of $597,000 in 1996) and Fitzgeralds Reno's income from operations decreased from $5.0 million in 1995 to $2.3 million in 1996, a 53.6% decrease. These decreases were slightly offset by an approximate $1.1 million increase in Fitzgeralds Inc.'s income from operations due to increased management fees from both Cliff Castle and Fitzgeralds Black Hawk.

Net Interest Expense.

Net Interest Expense for the Properties (interest expense less interest income) rose 27.7% from the $13.9 million recorded for 1995 to $17.7 million for 1996. This increase is due to the issuance of the Senior Secured Notes, proceeds from which were used to construct the hotel at Fitzgeralds Tunica, to renovate Fitzgeralds Las Vegas and to refinance then existing indebtedness.

Income Before Income Taxes.

For the reasons described above, the Properties recorded loss before taxes of $14.1 million in 1996, compared to the $875,000 in income before taxes recorded for 1995. Income before taxes declined at each property other than Fitzgeralds Inc. which recorded a $2.1 million increase due to management fees being received for the entire year in 1996 compared to only seven months in 1995 as well as improved performance for comparable months at Fitzgeralds Black Hawk and Cliff Castle Casino.

FISCAL 1995 COMPARISON TO FISCAL 1994

Operating Revenues.

Net operating revenues for the Properties increased 19.9% to $132.8 million in 1995 compared to $110.8 million in 1994. This increase was primarily attributed to Fitzgeralds Tunica, which generated net operating revenues of $46.5 million in 1995 in comparison to $28.4 million in the prior year (Fitzgeralds Tunica commenced operations in June 1994) as well as an increase of $3.3 million in management fee's attributable to Fitzgeralds Black Hawk and Cliff Castle, which both commenced operations in May 1995, and income from the settlement agreement entered with the Oneida Indian Nation in connection with work performed prior and subsequent to the opening of the Turning Stone Casino. Fitzgeralds Reno also experienced a 5.4% increase in net operating revenues. These increases were partially offset by a 2.9% decrease in net operating revenues for Fitzgeralds Las Vegas resulting from the continued deterioration in downtown accessibility due to the construction related to the Fremont Street Experience, as well as to related construction on adjacent streets. The Fremont Street Experience opened on November 30, 1995.

Promotional allowances (complimentaries) for the Properties increased 11.2% to $11.1 million in 1995 from $10.0 million in 1994. The increase was attributable to a 65.5% increase to $2.9 million in complimentaries at Fitzgeralds Tunica compared to $1.7 million in the prior year. Complimentaries at both Fitzgeralds Las Vegas and Fitzgeralds Reno remained relatively constant at an aggregate of approximately $8.2 million for 1995 and 1994.

Casino revenues for the Properties increased 19.2% to $107.5 million in 1995 from $90.2 million in 1994. This increase was attributable to $44.9 million in casino revenues generated by Fitzgeralds Tunica in 1995 in comparison to $27.4 million in the prior year. In addition, Fitzgeralds Reno generated a 5.7% increase in casino revenues for 1995 primarily from a 5.6% increase in slot revenues. These increases were partially offset by a 5.9% decrease in casino revenues for Fitzgeralds Las Vegas in 1995 resulting from a 6.7% decrease in slot revenue and a 3.6% decrease in table games revenue, decreases which were largely attributable to construction disruption associate with the Fremont Street Experience.

The average number of slot machines in Las Vegas decreased to 968 for 1995 from 990 for 1994, while the average slot win per day decreased to $63 in 1995 from $66 in 1994. The average number of table games was 28 in both 1995 and 1994. The average win per table per day decreased to $657 for 1995 from $680 in 1994. The average number of slot machines at Fitzgeralds Reno decreased to 883 in 1995 from 901 in 1994, while the average win per machine increased to $67 in 1995 from $63 in 1994. The average number of table games at Fitzgeralds Reno remained constant at 31, while the average win per table per day increased slightly to $615 in 1995 from $614 in 1994. Fitzgeralds Tunica average win per machine and average win per table were $92 and $495 respectively in 1995. These averages are not comparable to 1994 win figures since the property commenced operations in June 1994 and the previous year figures are not reflective of an entire year of operations.

Food and beverage revenues for the Properties increased 10.1% to $16.5 million in 1995 from

$15.0 million in 1994, principally as the result of Fitzgeralds Tunica, which generated $3.7 million in food and beverage revenue in 1995 compared to $2.4 million in the prior year. In addition, Fitzgeralds Reno experienced a 6.3% increase in food and beverage revenue for 1995, while Fitzgeralds Las Vegas food and beverage revenue decreased 1.7% for such year.

Room revenues increased 4.8% to $13.1 million in 1995 from $12.5 million in 1994. Fitzgeralds Las Vegas and Fitzgeralds Reno operated at 93.2% and 91.7% average occupancy levels respectively in 1995 in comparison to 98.1% and 91.5% respectively, in the prior fiscal year. The decreased occupancy for Fitzgeralds Las Vegas was partially offset by an increase in the average daily rate to $31.50 in 1995 from $27.18 for 1994. Occupancy and average room rate at Fitzgeralds Reno were relatively flat in 1995 compared to prior fiscal year.

Other revenues increased 121.4% to $6.8 million in 1995 compared to $3.1 million in 1994, resulting from Fitzgeralds Tunica which generated $750,000 in other revenues in comparison to $377,000 for the prior year. The major component of other revenues are gift shop and management fees. Other revenues from management contracts increased $3.3 million in 1995 compared to the prior fiscal period due to Fitzgeralds Black Hawk and Cliff Castle both commencing operations May 23, 1995 and a settlement agreement reached with the Oneida Indian Nation regarding a previous management contract for the Turning Stone Casino.

Operating Costs and Expenses.

Operating costs and expenses for the Properties, including management contracts, increased 18.0% to $117.4 million in 1995 compared to $99.6 million (excluding Fitzgeralds Tunica pre-opening expenses of $4.9 million) in 1994. The increase was primarily the result of operating costs and expenses of $40.2 million for Fitzgeralds Tunica in 1995 in comparison to $24.2 million (excluding pre-opening expenses of $4.9 million) in the prior year. This increase was offset by a 3.6% decrease for Fitzgeralds Las Vegas and a 10.7% increase for Fitzgeralds Reno.

Casino costs and expenses for the Properties increased 18.1% to $52.0 million in 1995 from $44.0 million in 1994. The increase resulted primarily from casino costs and expenses at Fitzgeralds Tunica of $21.0 million in comparison to $13.3 million in the prior year period. An 8.0% increase in casino costs and expenses for Fitzgeralds Reno was partially offset by a 5.0% decrease in casino costs and expenses for Fitzgeralds Las Vegas as a result of the implementation of cost control measures. Fitzgeralds Reno experienced increased operating costs primarily because of higher labor expenses due to the impact of the opening of the Silver Legacy Resort as well as the absorption of certain Harolds Club operating costs after its closure and a more liberal policy of granting complimentaries to remain competitive with other casinos in the market place which have either improved the aesthetics of their properties or increased the availability of complimentary food, beverage and/or rooms to guests. Casino costs and expenses for the Properties, as a percentage of consolidated casino revenues, decreased slightly to 48.3% in 1995 from 48.8% in 1994.

Costs and expenses in the food and beverage department at the Properties increased 10.1% to $11.3 in 1995 compared to $10.2 million in 1994. This increase was attributable primarily to a 14.2% increase in costs at Fitzgeralds Reno, 8.2% increase at Fitzgeralds Las Vegas, and a 7.3% increase at Fitzgeralds Tunica in similar costs and expenses.

Rooms costs and expenses increased 3.4% to $7.1 million in 1995 from $6.9 million in 1994. Fitzgeralds Tunica did not operate a hotel during such period.

Selling, general and administrative expenses for the Properties increased 26.9% to $38.0 million in 1995 compared to $29.9 million in 1994. The increase was primarily attributable to $13.9 million in selling, general and administrative expenses associated with Fitzgeralds Tunica in comparison to $7.3 million for the prior year and to an increase in selling, general and administration expenses for Fitzgeralds Reno of $1.6 million or 15.3%, the latter being primarily due to a $1.1 million or 30.1% increase in marketing and special events expense, as well as an increase in administrative payroll and related expenses resulting from the absorption of certain fixed personnel costs which had previously been absorbed by Harolds Club. Selling, general and administrative expenses for Fitzgeralds Las Vegas and FI remaining substantially the same. In addition, the Properties accrued $215,000 in payroll expenses during 1995 pursuant to the granting of employee stock options, while no such expense was accrued for 1994.

Depreciation and Amortization.

Depreciation and amortization expense of the Properties was $7.4 million in 1995 compared to $6.9 million in 1994, an increase of 7.6%. The increase resulted primarily from $3.7 million in depreciation and amortization for Fitzgeralds Tunica in comparison to $2.1 million in the prior year partially offset by a 38.7% or $1.1 million decrease in depreciation and amortization for Fitzgeralds Las Vegas compared to the prior year.

Income from Operations.

Income from operations for the Properties increased 141.4% to $15.4 million for 1995 compared to $6.4 million in 1994. The increase was principally due to improvement at Fitzgeralds Tunica, from a loss of $629,000 in 1994 to income of $6.2 million in 1995 as well as an increase of $3.3 million in income from management contracts. The increase in Tunica resulted primarily from the longer operating period in 1995 and the existence of $4.9 million in pre-opening expenses in 1994, a non-recurring item. Fitzgeralds Reno posted a decline of 21.3% and Fitzgeralds Las Vegas posted a 10.0% increase in income from operations compared to the prior year. The increase in management fee income reflects the settlement agreement with the Oneida Indian Nation as well as income associated with Fitzgeralds Black Hawk and Cliff Castle both of which opened in May 1995. The decline in income from operations at Fitzgeralds Reno and the increase in income from operations at Fitzgeralds Las Vegas resulted from the items discussed in the preceding paragraphs.

Net Interest Expense.

Net Interest Expense for the Properties (interest expense less interest income) rose 55.1%
from the $8.9 million recorded in 1994 to $13.9 million in 1995. This increase resulted primarily from a higher level of debt due to the issuance of the Senior Secured Notes to finance construction of Fitzgeralds Tunica and the purchase of additional slot machines at Fitzgeralds Reno and Fitzgeralds Las Vegas.

Income Before Income Taxes.

The Properties recorded income before taxes of $875,000 in 1995, as opposed to a loss of $2.0 million recorded in 1994. The increase was primarily attributable to the longer period of operations for Fitzgeralds Tunica, as well as the inception of management fee income. Both Fitzgeralds Reno and Fitzgeralds Las Vegas experienced a decline in income before taxes for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

The Company had $13.3 million and $19.8 million in unrestricted cash, respectively, at December 31, 1996 and 1995, which included, respectively, proceeds from the December 1996 offering of the Priority Notes and the December 1995 Offerings. The cash balance at December 31, 1996 included nearly $2.0 million which the Company had set aside for construction contingencies and is reported after the payment of $8.0 in accrued interest on the Senior Secured Notes. The Company's primary source of liquidity has been net cash provided by operating activities and net proceeds from borrowings. Net cash provided by operating activities decreased to $758,599 for 1996 from $8.5 million in the prior year. This decrease was due to lower revenue levels at each of the Properties and higher levels of operating expenses at Fitzgeralds Las Vegas and Fitzgeralds Tunica.

Net cash used in investing activities decreased to $6.4 million for the period ended December 31, 1996 primarily as a result of the construction and expansion of Fitzgeralds Las Vegas and Fitzgeralds Tunica compared to net cash used in investing activities of $50.4 million in 1995. Acquisition of property, plant and equipment utilized $53.3 million in 1996 compared to $9.8 million in 1995, the increase being principally attributable to the construction of the Fitzgeralds Tunica hotel in 1996. The acquisition of property, plant and equipment was funded largely by a $46.8 million decline in restricted cash balances.

Net cash used by financing activities was $885,058 in 1996 compared to net cash provided by financing activities of $49.9 million in 1995. In December 1996 the Company issued $5,882,000 of 13% Priority Notes due 2002. The proceeds to the Company before issuance costs were $5,010,000 and were used for working capital purposes. Other borrowings raised total proceeds from issuance of debt to $9.6 million. The Priority Notes are callable by the Company upon 30-day notice at a discount from the face amount to reflect a pre-determined yield to the holder. During the year, the Company repaid $10.2 million in long-term debt.

In December 1995 the Company completed a public offering of $123.0 million of Senior Secured Notes and $20.0 million of Preferred Stock, together with 2,675,237 Common Stock Purchase Warrants. Fixed interest is payable on the Senior Secured Notes at the rate of 13% per annum semiannually on June 30 and December 31, commencing June 30, 1996. If neither a Qualified Public Offering nor a Qualified Public Company Merger (as each is defined) is consummated prior to December 31, 1997, Contingent Interest will be payable on the Senior Secured Notes, on each subsequent interest payment date, in an aggregate amount equal to 25% of the Company's Consolidated EBITDA for the six-month periods ending on or about March 31 and September 30 (each a "Semiannual Period"), up to a limit of $50.0 million of the Company's Consolidated EBITDA during any two consecutive semiannual periods ending on or about September 30. Under certain circumstances, the Company, at its option, may defer payment of all or a portion of any installment of Contingent Interest. See Note 8 of Notes to Consolidated Financial Statements.

The Senior Secured Notes are redeemable, at the option of the Company, at any time before December 31, 1999 in whole (but not in part), or at any time thereafter in whole or in part, at the redemption prices set forth herein plus accrued and unpaid interest to the date of redemption. The Senior Secured Notes are redeemable at par prior to December 31, 1997. The Senior Secured Notes are secured by substantially all of the assets of the Company's existing and future Restricted Subsidiaries (as defined) other than Fitzgeralds Reno, Inc., and by a pledge of the stock of all existing wholly owned Restricted Subsidiaries and certain future subsidiaries.

Dividends on the Preferred Stock are cumulative and payable quarterly (when and if declared by the Board) in an amount equal to 15% of the Liquidation Preference. The Preferred Stock may be redeemed at any time by the Company at a redemption price equal to 100% of the Liquidation Preference. The Company is obligated to redeem the Preferred Stock on December 31, 2005 at a redemption price equal to 100% of the Liquidation Preference. The Company will be obligated, subject to certain covenants and restrictions described herein, to offer to repurchase the Senior Secured Notes and Preferred Stock in the event of a Change of Control. In addition, if the Company consummates a Qualified Public Offering, it will be required to offer to repurchase 35% of the Preferred Stock then outstanding at a price equal to 100% of the Liquidation Preference. During 1996, the Company declared and accrued $3.2 million in preferred stock dividend.

The Common Stock Purchase Warrants entitle the holders thereof to purchase in the aggregate 2,675,237 shares, or approximately 40% of the outstanding Common Stock on a fully diluted basis. An aggregate of 1,153,121 Common Stock Purchase Warrants are currently exercisable. The remaining 1,153,121 Common Stock Purchase Warrants may be redeemed or canceled at no cost in connection with a Qualified Public Offering or a Qualified Public Company Merger occurring prior to December 31, 1997. With regard to certain additional outstanding warrants, see Note 7 of Notes to Consolidated Financial Statements.

The Company received net proceeds from the December 1995 Offerings of approximately $122.0 million. The Company utilized approximately $64.1 million to retire various indebtedness and approximately $52.0 million to renovate and expand its Fitzgeralds-brand properties in Las Vegas and Tunica, with the balance being used for issuance costs and general corporate purposes.

In December 1996, the Company issued $5,882,000 of Priority Notes. Net proceeds to the Company were approximately $4,735,000, which funds were used for working capital. The Priority Notes are secured by substantially all assets securing the Senior Secured Notes. The Priority Notes rank senior to the Senior Secured Notes and the liens securing the Priority Notes rank senior to the liens securing the Senior Secured Notes. The covenants, events of default and other provisions of the Priority Notes are substantially the same as those contained in the Indenture governing the Senior Secured Notes.

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $12.9 million for 1996 (excluding $148,000 negative EBITDA for Nevada Club) and $23.1 million in 1995 (excluding $1.3 million negative EBITDA for Harolds Club and $392,000 positive EBITDA for Nevada Club). EBITDA is calculated by adding depreciation and amortization expenses to income from operations. While EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) or to cash flows from operations, it is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming analysts.

The Company currently owns a 22% interest in 101 Main. The Company has an option to acquire the remaining 78% in 101 Main, exercisable in May 1997.
See Business - Properties - Fitzgeralds Black Hawk.

The Company is actively seeking a buyer for Nevada Club. Upon the sale of Nevada Club, notes payable by NCI to a bank, which are secured by Nevada Club assets and guaranteed by a principal stockholder of the Company (but not by the Company itself), will be retired. Such notes payable totaled $3.0 million in principal amount as of December 31, 1996 and have covenants placing certain restrictions on NCI and requiring that certain financial ratios be maintained. As of December 31, 1996, NCI was not in compliance with certain of these covenants but received a waiver from the bank for a period of one year. NCI continues to make scheduled principal and interest payments on the notes. See Note 7 of Notes to Consolidated Financial Statements.

In connection with the acquisition of Fitzgeralds Reno, the Company executed a promissory note, the principal amount of which approximated $18 million on December 31, 1996. The note is payable in monthly installments of $250,000, including interest at prime plus 1%, with the remaining unpaid principal balance due December 2001. Based on a verbal agreement with the holder of the note, since March 1996 the Company has made interest only payments on the note and, at December 31, 1996, was $900,000 in arrears on principal. Although the holder of the note has not placed a note into default or demanded payment of either the principal in arrears or the entire principal balance, such holder has not waived any rights under the note agreement. As a result of improving cash flows at Fitzgeralds Reno, the Company is currently negotiating with the holder of the note to resume principal payments and defer principal payments in arrears to a future date. In addition, the Company is seeking to refinance the mortgage secured indebtedness at Fitzgeralds Reno. There can be no assurance that the Company will be successful in doing so. See Note 7 of Notes to Consolidated Financial Statements.

The Company may be contingently liable for certain land lease payments on the Harolds Club, which it sold in May 1995. Refer to Footnote number 9 of the Consolidated Financial Statements.

The Indentures governing the Senior Secured Notes and the Priority Notes contain financial and other covenants which, among other things, limit the Company and its restricted subsidiaries from making certain payments to and investments in unrestricted subsidiaries and third parties, incurring indebtedness, entering into transactions with affiliates and selling assets, with specified exceptions. The payment of dividends and making of investments are also be subject to restriction.

Apart from the December 1996 Priority Notes, the Company's principal sources of capital will consist of cash from operations and vendor and lease financing of gaming and other equipment. Based upon preliminary consolidated operating results through March 23, 1997, and based upon anticipated levels of operations, the Company currently expects its cash flows from operations will be sufficient to enable the Company to satisfy its anticipated operating cash requirements, including interest payments on the Senior Secured Notes, the Priority Notes and other debt through 1997. However, there can be no assurance as to the actual level of operating cash requirements or of the amount of cash flows from operations or their sufficiency to meet such requirements. Future cash requirements could exceed the amounts currently anticipated, while future operating cash flow could be less than current expectations.

The Company is currently in discussions with various potential lenders from which it seeks to borrow approximately $44.0 million. The net proceeds from the proposed loan would be utilized to exercise the Black Hawk Option (at approximately $27.3 million), to refinance existing indebtedness of Fitzgeralds Black Hawk (at approximately $10.0 million), to fund the Fitzgeralds Black Hawk Expansion Project (at an estimated cost of approximately $5.0 million) and to pay for issuance costs. The Company anticipates that such financing would occur at the FBHI or 101 Main level, with a guaranty of the Company, and that such loan would be secured by the assets of 101 Main. There can be no assurance that the Company will obtain financing on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, it would likely be unable to exercise the Black Hawk Option or undertake the Expansion Project. See Business
- Properties - Fitzgeralds Black Hawk.

The Company also intends to seek refinancing the Senior Secured Notes and the Priority Notes prior to December 31, 1997. The Company's ability to achieve such refinancing will be dependent on a number of factors, including the financial performance of the Company and its properties for the first two or three quarters of 1997, the status of the financial markets, the status of the general economy, regulatory requirements and other factors over some of which the Company has no control.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Information required by this item is listed under Item 14 of Part IV of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following tables set forth certain information with respect to the officers, directors and significant employees of the Company as of December 31, 1996:


                        EXECUTIVE OFFICERS AND DIRECTORS

Name                    Age   Position(s) Held
----                    ---   ----------------
Jerome H. Turk(1)       53    Chairman of the Board and Director
Philip D. Griffith      52    President, Chief Executive Officer and Director
Fernando Bensuaski      47    Executive Vice President, Chief Financial Officer
                              and Secretary
Michael A. Ficaro       49    Director
Patricia W. Becker      44    Director

                              SIGNIFICANT EMPLOYEES

Name                      Age    Position(s) Held
----                      ---    ----------------
Michael E. McPherson      46     Senior Vice President of Operations
Paul H. Manske            45     Senior Vice President of Marketing
Cara L. Brown             35     Vice President and General Counsel
Max L. Page               47     Executive Vice President of FRI and NCI and General
                                      Manager of Fitzgeralds Reno and Nevada Club
James O. Buchanan         47     Vice President of FMI and General Manager of
                                      Fitzgeralds Tunica
William J. Noonan, III    44     Vice President of FLVI and General Manager of
                                      Fitzgeralds Las Vegas
Joe C. Collins            57     Vice President of FBHI and General Manager of
                                      Fitzgeralds Black Hawk

PHILIP D. GRIFFITH, President, Chief Executive Officer and a Director of the Company since its inception, co-founded FRI in 1984. Mr. Griffith has been Chief Executive Officer of FRI and NCI since their respective dates of inception. He also served as President of such companies from such dates of inception until December 1993, at which time he became Chairman of such companies. He served as Chairman of the Board and Co-Chief Executive Officer of FLVI from January 1991 until November 1993, from which date he served as Chairman of the Board and

------------------------

(1) Mr. Turk resigned as an officer and director of the Company and its subsidiaries effective January 1, 1997.

Treasurer until May 1994. He founded FI in 1993. From the date of the Business Combination agreement in September 1994, Mr. Griffith served as Chief Executive Officer and in January 1995, Mr. Griffith became President and Chief Executive Officer of FRI, NCI and each other significant subsidiary of the Company. As of September 1995, Mr. Griffith serves as President and Chief Executive Officer of each significant subsidiary of the Company. Prior to his involvement with the Fitzgeralds group of companies, Mr. Griffith was active in the gaming industry in a variety of positions, serving as Chief Financial Officer and then President of Harolds Club in Reno from 1973 to 1984 and President of the Sands Hotel and Casino in Las Vegas from 1982 to 1984. From 1968 to 1973, Mr. Griffith was a Certified Public Accountant with the St. Louis, Missouri and Las Vegas offices of Deloitte Haskins & Sells.

FERNANDO BENSUASKI joined the Company as Executive Vice President and Chief Financial Officer in September 1995, and was appointed Secretary on December 1, 1995. Since 1980, Mr. Bensuaski had been the president and sole stockholder of Bensuaski & Co., Inc., a Las Vegas-based financial consulting firm providing advisory services to the gaming and certain other specialized industries, and, in addition, from 1986 to 1995, Mr. Bensuaski had been the president and sole stockholder of Kahala Development Corporation, a developer of condominium and commercial real estate properties in the greater Las Vegas area. In September 1991, a partnership of which Kahala Development Corporation was a general partner filed for protection under Chapter 11 of the Federal Bankruptcy Act, which petition was dismissed in December 1991. Mr. Bensuaski holds a degree in Physics from Northwest Nazarene College and graduated from Columbia University's Executive Management Program, the Pacific Coast Banking School at the University of Washington and the National Commercial Lending School at the University of Oklahoma.

MICHAEL A. FICARO joined the Company as Director in December 1995. Mr. Ficaro has been a partner in the Chicago law firm of Hopkins & Sutter since 1989. Mr. Ficaro has been an adjunct faculty member at John Marshall Law School since 1986 and the National College of District Attorneys since 1978. From 1990 to 1992, Mr. Ficaro was appointed to the position of Special States Attorney of Cook County, Illinois. From 1981 to 1989, Mr. Ficaro served in the office of the Attorney General of Illinois as First Assistant Attorney General (1988-1989), Charitable Trust Division Chief (1987-1989) and Director of Enforcement (1986-1989). From 1982 to 1984, he was appointed Special Assistant United States Attorney. From 1978 to 1981, Mr. Ficaro was Deputy States Attorney of Cook County, after serving since 1972 as Assistant States Attorney of Cook County.

PATRICIA W. BECKER joined the Company as a Director in December 1995. Ms. Becker is a self-employed consultant, served as Chief of Staff to Nevada Governor Bob Miller from October 1993 to January 1995. From September 1984 to October 1993, Ms. Becker was a senior vice president, general counsel and secretary for Harrah's Entertainment, Inc., where she was responsible for all legal affairs of the company and was a member of the senior strategic management group. From January 1983 to September 1984, Ms. Becker was a member of the Nevada State Gaming Control Board. From July 1979 to January 1983, Ms. Becker was a deputy and chief deputy attorney general assigned to the Nevada Gaming Division. Ms. Becker is a vice chair for the Gaming Law Section of the American Bar Association, a past president of the Nevada Trial Lawyers Association of Gaming Attorneys and a director of VLT, Inc.

MICHAEL E. MCPHERSON was named Senior Vice President of Operations for the Company in September 1995. From November 1994 to September 1995 Mr. McPherson was the Vice President of Finance for the Company. He also served as Vice President of FRI and NCI since March 1993 and as Treasurer of such companies since September 1987. He is an associate member of the Nevada Society of Certified Public Accountants.

PAUL H. MANSKE was named Senior Vice President of Marketing for the Company in December 1996. Mr. Manske was a founder of FRI in 1984. From 1978 to 1984, Mr. Manske was Vice President of Marketing for Harolds Club and Sands Hotel/Casino with the Howard Hughes organization. From 1964 to 1978, he was a marketing executive with the Ford Motor Company. Mr. Manske holds a degree in Business Administration from Jacksonville University.

CARA BROWN was named Vice President and General Counsel for the Company in May 1996. For three years prior to May 1996, Ms. Brown was an associate counsel at Harrah's Entertainment, Inc.'s Southern Nevada operations and Assistant Secretary for Harrah's Las Vegas, prior to which, for three years, she was an attorney with a Las Vegas law firm. Ms. Brown holds an undergraduate degree in Industrial Relations from the University of North Carolina at Chapel Hill and a JD degree from the Marshall-Wythe School of Law at the College of William and Mary in Williamsburg, Virginia.

MAX L. PAGE has served as Executive Vice President of FRI and NCI since September, 1988. Since November 1994, he has also served as General Manager of such companies. From October 1987 to January 1989, Mr. Page was Vice President of Operations of FRI. Mr. Page holds an undergraduate degree in political science and a graduate degree in public administration from Brigham Young University.

JAMES O. BUCHANAN was named Vice President and General Manager of Fitzgeralds Tunica in January 1995, after serving first as Senior Director of Gaming, then as Senior Director of Operations and then as Acting General Manager of such property for the preceding 13 months. Prior to moving to Fitzgeralds Tunica, Mr. Buchanan was employed at Fitzgeralds Reno as Corporate Director of Slot Products from July 1987 to August 1990 and Director of Slots from August 1990 to December 1993. Mr. Buchanan holds a degree in Biology from Florida State University.

WILLIAM J. NOONAN, III was named Vice President and General Manager of Fitzgeralds Las Vegas in May 1994. Prior to joining the Company, Mr. Noonan was employed as a City Manager for six years, serving in such capacity in Cape Coral, Florida, from September 1987 to January 1991, and in Las Vegas, Nevada, from February 1991 to July 1993. Mr. Noonan was also engaged in business and gaming consulting services from August 1993 to January 1994. Mr. Noonan holds a degree in public administration from Southwest Missouri University.

JOE C. COLLINS became Vice President and General Manager of Fitzgeralds Black Hawk in January 1995. Prior to that time, Mr. Collins had been Hotel Director at Fitzgeralds Reno from April 1985 to December 1994.

BOARD OF DIRECTORS

Directors are elected at the annual meeting of the stockholders held in May of each year, and each director is elected to serve until his successor shall be elected and shall qualify. The Company did not hold a stockholders meeting in 1996. The number of Directors which constitutes the whole Board may not be less than three or not more than nine, except that in cases where all the shares of the Company are owned beneficially and of record by either one or two shareholders, the number may be less than three but not less than the number of shareholders.

The Audit Committee of the Board of Directors is comprised of Ms. Patricia Becker as chairperson and Mr. Michael Ficaro, and the Compensation Committee of the Board of Directors, comprised of Mr. Michael Ficaro as chairperson and Ms. Patricia Becker. The Board of Directors does not have a Stock Option Committee or a Compliance Committee. However, Ms. Becker performs the functions of a compliance officer for the Company as chairman of its (non-Board) Gaming Compliance Committee. The Audit Committee is charged with reviewing the audited financial statements of the Company and making recommendations to the full Board on matters concerning the Company's internal and external audits and the selection of independent public accountants. The Compensation Committee is responsible for establishing salaries, bonuses, and other compensation for the Company's executive officers, being also the administering committee under the Company's Stock Option Plan.

Directors who are also employees of the Company do not receive any compensation for their services. The Company has adopted a policy, effective December 13, 1995, to pay to Directors who are not employees of the Company fees of $25,000 per year and $1,000 per Board meeting attended in person or telephonically. Outside directors will also receive a one-time grant of options to purchase 5,000 shares of the Common Stock at the market price of the Common Stock on the date of grant. These options will expire five years from the dates of grant. No fee will be payable for participation in Board committee meetings. However, Ms. Becker is paid, as chair of the Company's Gaming Compliance Committee (a non-Board committee), an additional fee of $30,000 per year and participates in all health insurance plans available to the Company's employees generally.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more that 10% of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and 10% stockholders are also required by the Commission rules to furnish the Company with copies of all
Section 16 (a) forms they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 4 or 5 were required for such persons, the Company believes that during fiscal 1996, all Section 16 (a) filing requirements applicable to its officers, directors and 10% stockholders were complied with.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the cash compensation earned for services performed for the Company during the three fiscal years ended December 31, 1994 through 1996 by the Company's Chief Executive Officer and each of its other most highly compensated executive officers (collectively, the "named executive officers").

                                SUMMARY COMPENSATION TABLE
                                   ANNUAL COMPENSATION(1)

                                                            SECURITIES
                                                            UNDERLYING     ALL OTHER
                           FISCAL                          OPTIONS/SARS   COMPENSATION
       NAME & POSITION      YEAR   SALARY ($)  BONUS ($)         #           ($)(2)
       ---------------      ----   ----------  ---------   ------------   -------------
Philip D. Griffith          1996     461,250      -             -            76,737
  President & Chief         1995     512,888      -          75,000           3,750
  Executive Officer         1994     509,509      -             -             7,286

Jerome H. Turk(3)           1996     461,250      -             -            74,345
  Chairman                  1995     410,354      -          75,000           3,348
                            1994     350,000      -             -             3,906

Terrance W. Oliver(4)       1996     192,500      -             -            29,351
  Executive Vice            1995     256,021      -          50,000           3,750
  President & COO           1994     252,439      -             -             4,903

Fernando Bensuaski(5)       1996     256,250      -             -                 -
  Executive Vice            1995      73,090      -          50,000               -
  President & CFO           1994         -        -             -                 -

Michael E. McPherson        1996     128,077   15,000           -                 -
  Senior Vice President     1995     124,038      -          21,854           2,550
  Operations                1994     123,770      -             -             2,226

Paul H. Manske              1996     195,000    2,500           -             3,665
   Senior Vice President    1995     195,000      -           7,500           2,039
   Marketing                1994     195,000      -             -             6,299

Max Page                    1996     200,000    5,000           -             4,026
  Exec. V. P. FRI           1995     200,000      -          10,000           4,094
  and General Manager       1994     195,000      -             -             4,062
  of Fitzgeralds Reno

----------------------

(1) The Incremental cost to the Company of providing perquisites and other personal benefits including health insurance and automobile lease payments during the last three fiscal years did not exceed, as to any "named executive officer", the lesser of $50,000 or 10% of the total salary and bonus paid to such executive officer for any such year and, accordingly, is omitted from the table.

(2) Amounts represent premiums on split-dollar life insurance policies and the Company's Profit Sharing and 401 (k) contributions. In fiscal 1996, the Company's Profit Sharing and 401 (k) contributions funded were $2,375, $2,375, $0 for Messrs. Griffith, Turk, and Oliver. During 1996, the Company paid $60,048, $69,560 and $43,336 in premiums on split-dollar life insurance coverage for Messrs. Griffith, Turk and Oliver, respectively. See Employment Agreements with Executive Officers and Key Employees.

(3) Mr. Turk resigned as an officer and director of the Company effective January 1, 1997.

(4) Mr. Oliver resigned as an officer and director of the Company and its subsidiaries as of June 30, 1996. His stock options expired unexercised on August 30, 1996.

(5) Mr. Bensuaski joined the Company as Executive Vice President and Chief Financial Officer in September 1995.

                            OPTIONAL/SAR GRANTS IN LAST FISCAL YEAR


        There were no options granted to named executive officers during 1996.

                       Aggregate Options/SARs Exercises in
                                Last Fiscal Year

                                                                                             Value of
                                                         Number of Securities               Unexercised
                          Shares                        Underlying Unexercised         In-the-Money Options/
                        Acquired or     Value           Options at Year End (#)       SARs at Fiscal Year End
          Name          Exercised #    Realized     Exercisable      Unexercisable(1)         ($) (1)
   ------------------- -------------- ----------- ----------------- ------------------ ----------------------
   Philip D. Griffith        0            0              25,000             50,000              0/0
   Jerome H. Turk(2)         0            0              25,000             50,000              0/0
   Terrance W. Oliver(3)     0            0                   0                  0              0/0
   Fernando Bensuaski        0            0              16,666             33,334              0/0
   Michael E. McPherson      0            0              15,187              6,667              0/0
   Paul H. Manske            0            0               2,500              5,000              0/0
   Max Page                  0            0               3,333              6,666              0/0

------------------------

(1) The exercise price of the unexercised options exceeds the assigned value of the Common Stock. The Company's Common Stock is not publicly traded.

(2) Mr. Turk resigned as an officer and director of the Company as of January 1, 1997. His options expire on April 1, 1997.

(3) Mr. Oliver resigned as an officer and director of the Company as of June 30, 1996. His options expired on September 30, 1996.

Employment Agreements with Executive Officers and Key Employees

The Company has entered into employment agreements with each of Messrs. Griffith and Bensuaski and with Ms. Brown, and is negotiating an agreement with Mr. Manske, to serve in their present offices for terms expiring June 30, 1998 (in the case of Messrs. Griffith and Bensuaski), April 30, 1998 (in the case of Ms. Brown) and December 31, 1998 (in the case of Mr. Manske). The agreements with Messrs. Griffith, Bensuaski, Manske, and Ms. Brown provide (or, in the case of Mr. Manske will provide for) initial base salaries of $450,000, $250,000, $225,000 and $100,000, respectively, and a 5% annual salary increase. Messrs. Griffith, Bensuaski and Manske will participate in the Company's Executive Bonus Plan, an executive health plan and any other benefit plan established for selected officers of the Company. The employment agreements provide (or in the case of Mr. Manske, will provide) that in the event of a termination of employment without "good cause" (as defined in the agreement), such persons will be entitled to any unpaid salary through the end of the term of their agreement. The agreement with Mr. Griffith provides for the Company to pay the annual premiums on life insurance coverage of $10 million for a period of ten years, starting January 1996, even in the event that Mr. Griffith is no longer employed by the Company and provides that all insurance premiums paid by the Company will be refunded to it from the insurance proceeds when payable under the policy. Prior to his resignation, Mr. Turk had entered into a similar employment agreement with the Company which provided for an annual base salary of $450,000 and $10 million in life insurance coverage. Effective with Mr. Turk's resignation, his employment agreement is being modified to provide for an annual base salary of $240,000. The Company and Mr. Turk are in the process of documenting such modifications.

FRI has entered into an employment agreement with Mr. Page, under which he was appointed Vice President of FRI and NCI for a term expiring on December 31, 1997. Under his employment agreement, Mr. Page receives a minimum annual salary of $195,000 and also participates in an executive health plan and may participate in any other benefit plan established by FRI for its executives. FRI also maintains life insurance coverage with respect to and for the benefit of Mr. Page in an amount equal to his annual base salary. Mr. Page is entitled to certain severance payments in the event of a termination of employment by reason of disability or death. His employment agreement includes a covenant not to compete for a term of two years after termination of employment.

In accordance with industry practice, the Company has employment agreements with certain of its other vice presidents and departmental directors.

Executive Bonus Plan

The Company has established an Executive Bonus Plan to provide the senior executive officers of the Company with a performance-based compensation program. Under the Executive Bonus Plan, the Company will set aside a portion of its annual consolidated EBITDA each year so long as EBITDA for such year is at least $30 million. The set aside amount will start at 1.4% of EBITDA at the $30 million level and increase by one-tenth of one percent for each $1 million of EBITDA above $30 million up to a limit of 3%. The Compensation Committee will have full discretion concerning the payment of executive bonuses. No bonuses have been paid in the past under this plan.

Stock Options

Stock Option Incentive Plan. The Company has adopted a Stock Option Incentive Plan (the "Option Plan"). The following is a description of the plan.

The Option Plan provides for the grant of options to purchase Common Stock either that are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or that are not intended to so qualify ("non-qualified options"). All officers, directors, employees, consultants, advisers, independent contractors and agents are eligible to receive options under the Option Plan, except that only employees are eligible to receive incentive stock options. The maximum number of shares which are available for issuance under the Option Plan is 600,000. No person eligible to receive options under the Option Plan may receive options for the purchase of more than an aggregate of 100,000 shares. As of March 15, 1997, there were 375,000 options outstanding under the plan, of which 127,667 were vested. The exercise price of all such options is $4.50 per share.

The Option Plan is administered by the Board of Directors or, in its discretion, by a committee of the Board of Directors appointed for that purpose (the "Committee"), which, subject to the terms of the Option Plan, has the authority in its sole discretion to determine: (a) the individuals to whom options shall be granted; (b) the time or times at which options may be exercised; (c) the number of shares subject to each option, the option price and the duration of each option granted; and (d) all of the other terms and conditions of options granted under the Option Plan.

The exercise price of options granted under the Option Plan must be at least equal to the fair market value of the shares on the date of grant (110% of fair market value in the case of participants who own shares possessing more than 10% of the combined voting power of the Company) and may not have a term in excess of 10 years from the date of grant (five years in the case of participants who are more than 10% stockholders). No optionee may receive in any year incentive stock options, whether under the Option Plan or any other plan of the Company or any of its subsidiaries, to purchase Common Stock if the aggregate fair market value (determined at the time the incentive stock option is granted) of the stock for which the incentive stock options are exercisable for the first time by such optionee during any calendar year exceeds $100,000.

Options granted under the Option Plan are not transferable other than by will or the laws of descent and distribution. Unless otherwise determined by the Board of Directors or the Committee in connection with the grant of any non-qualified stock options, all stock options granted under the Option Plan will expire 90 days after the date of the optionee's termination of employment or other relationship with the Company for any reason other than death or permanent disability and one year after the optionee's termination of employment or other relationship by reason of death or permanent disability (but not, in either case, later than the scheduled expiration date). The termination of employment or other relationship of an optionee will not accelerate or otherwise affect the number of shares with respect to which a stock option may be exercised, which are limited to that number of shares which could have been purchased pursuant to the option had the option been exercised by the optionee on the date of such termination of employment or other relationship. In the case of death, options are permitted to be exercised by the person or persons to whom the rights under the options pass by will or by the laws of descent or distribution. No option is exercisable if such exercise would create a right of recovery for "short swing" profits under
Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), unless such restriction is expressly waived by the holder of the option.

If the number of outstanding shares of Common Stock is increased or decreased, or if such shares are exchanged for a different number or kind of shares through reorganization, merger, recapitalization, reclassification, stock dividend, stock split, combination of shares or other similar transaction, the aggregate number of shares available for issuance under the Option Plan, the number of shares subject to outstanding options, the per share exercise price of outstanding options and the aggregate number of shares with respect to which options may be granted to a single participant will be appropriately adjusted by the Board of Directors or the Committee. No grant of options is permitted to be made under the Option Plan more than 10 years after its date of adoption. The Board of Directors has authority to terminate or to amend the Option Plan, subject to the approval of the Company's stockholders under certain circumstances, provided that such action does not impair the rights of any holder of outstanding options without the consent of such holder.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of the Company is comprised of Mr. Michael A. Ficaro and Ms. Patricia W. Becker, Chairperson, neither of whom was during 1996 or had previously been an officer of employee of the Company.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 1996 with regard to the beneficial ownership of Common Stock by (i) each person who, to the knowledge of the Company, beneficially owns more that 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each other person named in the Summary Compensation Table (see Item 11 - Executive Compensation), and
(iv) all executive officers and directors of the Company as a group.


                            SHARES OWNED BENEFICIALLY

         NAME(1)                                 NUMBER OF SHARES     PERCENTAGE
         -------                                 ----------------     ----------
Philip D. Griffith(2)                                  2,586,023          64.0%

Jerome H. Turk                                           858,948          21.3%

Terrance W. Oliver(3)                                    135,571           3.4%

Fernando Bensuaski(4)                                     16,333              *

Michael A. Ficaro(5)                                       1,667              *

Patricia W. Becker(6)                                     29,142              *

Max Page(7)                                              126,898           3.2%

Paul H. Manske(8)                                        126,065           3.1%

All directors and executive officers as a
group (five persons)                                   2,759,230          67.5%

        *  Less than 1%

----------------------

(1) The address of Messrs. Griffith and Turk is 301 Fremont Street, Las Vegas, Nevada 89101.

(2) Mr. Griffith's stock is held by the Philip D. Griffith Trust of which Mr. Griffith is the sole trustee. Includes 25,000 shares which may be acquired upon exercise of options.

(3) Mr. Oliver's stock is held by the Oliver Special Trust of which Mr. Oliver is the sole trustee.

(4) Represents shares which may be acquired by Mr. Bensuaski upon exercise of options exerciseable within 60 days.

(5) Represents shares which may be acquired by Mr. Ficaro upon exercise of options exerciseable within 60 days.

(6) Includes 1,667 shares which may be acquired by Ms. Becker upon exercise of options exercisable within 60 days.

(7) Represents shares which may be acquired by Mr. Page upon exercise of options exercisable within 60 days.

(8) Includes 2,500 shares which may be acquired by Mr. Manske upon exercise of options exercisable within 60 days.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1996, FLVI, FRI, and FMI purchased $2,093, $130,067, and $292,495 of gaming equipment, signage, and supplies, respectively, from Mikohn Gaming Corporation ("Mikohn"), and FLV and FRI paid participation fees of $18,584 and $18,836, respectively. Mr. Terrance Oliver, a former executive officer and director of the Company through June 30, 1996, serves as a director and beneficially owns more than 6.5% of the outstanding common stock of Mikohn. The Company anticipates that its subsidiaries will continue to purchase equipment from Mikohn in the ordinary course of business.

A fee is payable to executive officers of the Company who agree to provide any requested guarantee of Company borrowings. Such fee, which is set by the Board of Directors on a case by case basis, is generally equal to 2 percent of the amount guaranteed. During 1996, Mr. Philip Griffith guaranteed borrowings aggregating approximately $4.9 million and received fees of $42,657.

Messrs. Turk and Griffith each loaned an aggregate of $1,350,000 to FLVI in connection with its investment in Fremont Street Experience, LLC. Of such amounts, each such person lent $788,400 in November 1993 and $561,600 in January 1994. The loans were evidenced by notes, bearing interest at the rate of 7% per annum, payable on the earlier of December 31, 1995 of demand. In July 1995, the Company repaid such loans in full with the proceeds of a $2.7 million bank loan severally guaranteed as to one-half of such amount by each of Messrs. Turk and Griffith. The $2.7 million bank loan was repaid by the Company in December 1995 with a portion of the net proceeds from the December 1995 Offerings.

{Lincoln Partners}

For additional information required by this item see Item 12 - Compensation Committee.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.     Financial Statements. The following financial statements are attached:

               Independent Auditors Report
               Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Income for years ended
                      December 31, 1996, 1995, and 1994
               Consolidated Statements of Changes in Stockholders' Equity
                      (Deficiency) for the Years ended December 31, 1996, 1995, and 1994
               Consolidated Statements of Cash Flows for the years ended
                      December 31, 1996, 1995, and 1994
               Notes to Consolidated Financial Statements

        2.     Financial Statement Schedules

               None are required.

        3.     Exhibits  Refer to (c) below

(b) For the fiscal year ended December 31, 1996, the Company filed the following reports on Form 8-K:

        (i)    Form 8-K, Item 6, filed as of June 21, 1996

        (ii)   Form 8-K, Item 5, filed as of January 13, 1997

(c) Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits hereto.

                                        SIGNATURES



        Pursuant to the requirements of Section 13 on 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.


                                  Fitzgeralds Gaming Corporation


                                  By: /s/ FERNANDO BENSUASKI
                                     -------------------------------------
                                         Fernando Bensuaski
                                         Executive Vice President
                                         Chief Financial Officer
                                         and Secretary

                                POWER OF ATTORNEY


        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip D. Griffith and Fernando Bensuaski, and each of them, his or her own attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                           Title                             Date
---------                           -----                             ----
/s/ PHILIP D. GRIFFITH              President, Chief Executive        March 27, 1997
--------------------------------    Officer, and Director (Principal
 Philip D. Griffith                 Executive Officer)



/s/ FERNANDO BENSUASKI              Executive Vice President, Chief   March 27, 1997
--------------------------------    Financial Officer, and Secretary
 Fernando Bensuaski                 (Principal Financial and
                                    Accounting Officer)



/s/ MICHAEL A. FICARO               Director                          March 27, 1997
--------------------------------
 Michael A. Ficaro


/s/ PATRICIA W. BECKER              Director                          March 27, 1997
--------------------------------
 Patricia W. Becker

                                INDEX TO EXHIBITS


                                                                                  SEQUENTIALLY
EXHIBIT                                                                           NUMBERED
NUMBER     DOCUMENT                                                               PAGE
---------- ---------------------------------------------------------------------- ------------
2(a)1      (i) Recapitalization Agreement, dated March 14, 1994, among
           Fitzgeralds South, Inc. (formerly Fitzgeralds Gaming Corporation),
           Fitzgeralds Las Vegas, Inc. and certain stockholders thereof; (ii)
           Plan of Reorganization and Stockholders Agreement, dated December 5,
           1994, among Fitzgeralds Gaming Corporation and stockholders of
           Fitzgeralds Reno, Inc., Fitzgeralds South, Inc., Fitzgeralds Inc.,
           Nevada Club, Inc.; and (iii) Supplement to Plan of Reorganization and
           Stockholders Agreement, dated December 30, 1994, between Fitzgeralds
           Gaming Corporation and the stockholders of Fitzgeralds Reno, Inc. and
           Nevada Club, Inc.

3(a)1      (i) Articles of Incorporation, as amended, and (ii) By-Laws of
           Fitzgeralds Gaming Corporation.

3(b)1      (i) Articles of Incorporation, as amended, and (ii) By-Laws of
           Fitzgeralds South, Inc.

3(c)1      (i) Articles of Incorporation, as amended, and (ii) By-Laws of
           Fitzgeralds Reno, Inc., as amended.

3(d)1      (i) Articles of Incorporation, as amended, and (ii) By-Laws of
           Fitzgeralds Incorporated.

3(e)1      (i) Articles of Incorporation, as amended, and (ii) By-Laws of Nevada
           Club.

3(f)1      (i) Articles of Incorporation, as amended, and (ii) By-Laws of
           Fitzgeralds Las Vegas, Inc.

3(g)1      (i) Articles of Incorporation, as amended, and (ii) By-Laws of
           Fitzgeralds Fremont Experience Corporation.

3(h)1      (i) Articles of Incorporation, as amended, and (ii) By-Laws of Polk
           Landing Entertainment Corporation.

3(i)1      (i) Articles of Incorporation, as amended, and (ii) By-Laws of
           Fitzgeralds Black Hawk, Inc.

4(a)1      Form of Indenture, by and among Fitzgeralds Gaming Corporation,
           Fitzgeralds South, Inc., Fitzgeralds Reno, Inc., Fitzgeralds
           Incorporated, Nevada Club, Inc., Fitzgeralds Las Vegas, Inc.,
           Fitzgeralds Fremont Experience Corporation, Polk Landing
           Entertainment Corporation an Fitzgeralds Black Hawk, Inc. and First
           Interstate Bank of Nevada, N.A., as trustee.

4(b)1      Form of Company Accounts Pledge Agreement by and between Fitzgeralds
           Gaming Corporation, as grantor, and First Interstate Bank of Nevada,
           N.A., as collateral agent.

4(c)1      Form of Company Pledge Agreement by and between Fitzgeralds Gaming
           Corporation, as pledgor, and First Interstate Bank of Nevada, N.A., as collateral agent.

4(d)1      Form of Company Security Agreement by and between Fitzgeralds Gaming
           Corporation, as grantor, and First Interstate Bank of Nevada, N.A., as collateral agent.

4(e)1      Form of Disbursement and Escrow Agreements by and among Fitzgeralds
           Gaming Corporation, First Interstate Bank of Nevada, N.A., as escrow agent, First Interstate Bank of Nevada, N.A., as collateral agent, and each of Fitzgeralds Las Vegas, Inc.

           and Polk Landing Entertainment Corporation.

4(f)1      Form of Subsidiary Pledge Agreement between Fitzgeralds South, Inc.,
           Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc., and
           Fitzgeralds Fremont Experience Corporation, as pledgors, Fitzgeralds
           Gaming Corporation and First Interstate Bank of Nevada, N.A., as collateral agent.

4(g)1      Form of Subsidiary Security Agreement between Fitzgeralds South,
           Inc., Fitzgeralds Incorporated, Nevada Club, Inc., Fitzgeralds Las
           Vegas, Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds
           Black Hawk, Inc., Fitzgeralds New York, Inc. and Fitzgeralds Arizona
           Management, Inc., as grantors, and First Interstate Bank of Nevada,
           N.A., as collateral agent.

4(h)1      Forms of Subsidiary Deeds of Trust by and among each of Fitzgeralds
           South, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc.,
           Fitzgeralds Fremont Experience Corporation, Polk Landing
           Entertainment Corporation, Fitzgeralds Black Hawk, Inc., Fitzgeralds
           New York, Inc. and Fitzgeralds Arizona Management, Inc., as trustor,
           First Interstate Bank, as trustee and First Interstate Bank of
           Nevada, N.A., as beneficiary.

4(i)1      Form of Preferred Ship Mortgage by and between Polk Landing
           Entertainment Corporation and First Interstate Bank of Nevada, N.A., as collateral agent.

4(j)1      Form of Environmental Indemnity Agreement by and between Fitzgeralds
           Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds Reno, Inc.,
           Fitzgeralds Incorporated, Nevada Club, Inc., Fitzgeralds Las Vegas,
           Inc., Fitzgeralds Fremont Experience Corporation, Polk Landing
           Entertainment corporation, Fitzgeralds Black Hawk, Inc., Fitzgeralds
           New York, Inc. and Fitzgeralds Arizona Management, Inc., as indemnitors, and First Interstate Bank of Nevada, N.A., as indemnitee.

4(k)1 Form of Certificate of Designation of Preferences and Rights for the Preferred Stock.

4(l)1      Form of Warrant Agreement between the Company and First Interstate
           Bank of Nevada, N.A., as Warrant Agent.

4(m)3 First Supplemental Indenture, dated as of December 3, 1996, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc.,
           Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las
           Vegas, Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds
           Mississippi, Inc. (formerly Polk Landing Entertainment Corporation),
           Fitzgeralds Black Hawk, Inc., and Wells Fargo Bank, N.A. (formerly
           First Interstate Bank of Nevada, N.A.) as trustee.

10(a)1     Agreement for Amendment, Extension and Restructure of Loans, dated
           September 27, 1991, First Amendment to Agreement for Amendment,
           Extension and Restructure of Loans, dated October 29, 1992, Second
           Amendment to Agreement for Amendment, Extension and Restructure of
           Loans, dated December 31, 1993, Third Amendment for Amendment,
           Extension and Restructure of Loans, dated July 27, 1994, and Fourth
           Amendment to Agreement for Amendment, Extension and Restructure of
           Loans, dated January 27, 1995, each between Fitzgeralds Reno, Inc.
           and First Interstate Bank of Nevada, N.A.

10(b)1     Lease-Purchase Agreement, dated December 31, 1993, between Murray P.
           Jacobs (Lessor-Seller) and each of Nevada Club, Inc. (Lessee) and
           Fitzgeralds Reno, Inc. (Purchaser).

10(c)1     (i) Credit Agreement between Fitzgeralds Reno, Inc. and PDS Financial
           Corporation ("PDS"); (ii) Promissory Note from Fitzgeralds Reno, Inc.
           to PDS; (iii) Security Agreement between Fitzgeralds Reno, Inc. and
           PDS; and (iv) Guaranty by Fitzgeralds Gaming Corporation in favor of
           PDS, each dated March 15, 1995.


10(d)1     Purchase and Sale Agreement, dated November 29, 1994, and Amendment
           No. 1 to Purchase and Sale Agreement, dated November 29, 1994, each between Fitzgeralds Reno, Inc. and Gamma International, Ltd.

10(e)1 Stock Redemption Agreement, dated December 21, 1990, and Amendment to Stock Redemption Agreement, dated March 16, 1992, each among
           Fitzgeralds Reno, Inc., Fitzgeralds Las Vegas, Inc. and Nevada Club,
           Inc. and John G. Metzker.

10(f)1 Promissory Note Secured by Deeds of Trust, dated March 16, 1992, from Fitzgeralds Reno, Inc. to John G. Metzker.

10(g)1 Promissory Note Secured by Deeds of Trust, Dated November 17, 1992, from Fitzgeralds Reno, Inc. to John G. Metzker.

10(h)1     (i) Deed of Trust and Security Agreement and Fixture Filing and (ii)
           Leasehold and Fee Deed of Trust and Security Agreement and Fixture
           Filing, each dated March 16, 1992, each from Fitzgeralds Reno, Inc.
           to First American Title Company of Nevada for the benefit of John G.
           Metzker.

10(i)1     Quitclaim Deed, dated March 13, 1992, from Lincoln Land & Livestock
           Company to Fitzgeralds Reno, Inc.

10(j)1     Promissory Note, dated November 17, 1992, from John G. Metzker and
           Jean A. Metzker to Fitzgeralds Reno, Inc.

10(k)1     Promissory Notes, dated March 1, 1992, from each of Philip D.
           Griffith, John G. Metzker, Terrance W. Oliver, Paul H. Manske, Max
           L. Page and Thomas R.C. Wilson, II to Fitzgeralds Reno, Inc.

10(l)1     Promissory Notes, dated March 1, 1992, from Lincoln Partners
           Corporation to each of Philip d. Griffith, John G. Metzker, Terrance
           W. Oliver, Paul H. Manske, Max L. Page and Thomas R.C. Wilson, II.

10(m)1     Restated Stock Redemption/Repurchase Agreement, dated as of May 1,
           1995, among Eric Nelson, Nola Harber, Carlene Nelson Gutierez,
           Clarence Nelson, Paul Nelson, Aleda Nelson and Polk Landing
           Entertainment Corporation.

10(n)1     (i) Promissory Note from Polk Landing Entertainment Corporation to
           International Game Technology - North America; and (ii) Guaranty, by
           Fitzgeralds Gaming Corporation in favor of International Game
           Technology - North America, each dated February 24, 1994.

10(o)1     (i)  Installment Sales Agreement between International Game
           Technology and Polk Landing Entertainment Corporation and (ii)
           Guaranty by Fitzgeralds South, Inc. in favor of International Game
           Technology, each dated April 2, 1994.

10(p)1     Promissory Note, dated May 25, 1994, from Polk Landing Entertainment
           Corporation to International Game Technology.

10(q)1     (i)  Promissory Note from Polk Landing Entertainment Corporation to
           International Game Technology and (ii) Guaranty by Fitzgeralds
           South, Inc. in favor of International Game Technology, each dated
           August 1994.

10(r)1     Sales Agreement, dated December 8, 1994, between Mikohn Gaming
           Corporation and Polk Landing Entertainment Corporation.

10(s)1     (i) Agreement for Wastewater Service and (ii) Agreement for Water
           Service, each dated March 15, 1994, and (iii) Amendment to Agreements for Water and Wastewater Services, dated June 27, 1994, each between
           Polk Landing Entertainment Corporation and River Bend Environmental
           Energy, Inc.

10(t)1     (i) Credit Agreement between Fitzgeralds Las Vegas, Inc. and PDS,
           (ii) Promissory Note from Fitzgeralds Las Vegas, Inc. to PDS, (iii)
           Security Agreement between Fitzgeralds Las Vegas, Inc. and PDS and
           (iv) Guaranty by Fitzgeralds Gaming Corporation in favor of PDS, each dated March 15, 1995.

10(u)1     Quitclaim Deed, dated January 25, 1995, quitclaiming property from
           Fitzgeralds Las Vegas Limited Partnership to Fitzgeralds Las Vegas,
           Inc.

10(v)1     Option Agreement, dated January 16, 1995, and First Amendment to
           Option Agreement, dated September 28, 1995, each between William L.
           Larkin and Connie J. Larkin and Fitzgeralds Sugar Creek, Inc.

10(w)1     (i) Credit Agreement between 101 Main Street Limited Liability, d/b/a
           Fitzgeralds Black Hawk Casino and PDS, (ii) Promissory Note from 101
           Main Street Limited Liability Company, d/b/a Fitzgeralds Black Hawk
           Casino to PDS, (iii) Security Agreement between 101 Main Street
           Limited Liability Company, d/b/a Fitzgeralds Black Hawk Casino and
           PDS and (iv) Guaranty by Fitzgeralds Gaming Corporation in favor of
           PDS, each dated March 15, 1995.

10(x)1     (i) Credit Agreement between 101 Main Street Limited Liability, d/b/a
           Fitzgeralds Black Hawk Casino and PDS, (ii) Promissory Note from 101
           Main Street Limited Liability Company, d/b/a Fitzgeralds Black Hawk
           Casino to PDS and (iii) Guaranty by Fitzgeralds Gaming Corporation in favor of PDS, each dated March 15, 1995.

10(y)1     Promissory Note, dated March 28, 1995, from 101 Main Street Limited
           Liability Company to Fitzgeralds Black Hawk, Inc.

10(z)1     Management Agreement, dated October 21, 1994, and Amendment No. 1 to
           Management Agreement, dated February 1995, each between Fitzgeralds
           Black Hawk, Inc. and 101 Main Street Limited Liability Company.

10(aa)1    Membership Purchase Agreement, dated October 21, 1994, and Amendment
           No. 1 thereto, dated March 28, 1995, each between Fitzgeralds Black
           Hawk, Inc. and 101 Main Street Limited Liability Company.

10(bb)1 Option Agreement, dated October 21, 1994, and Amendment No. 1 thereto, dated March 28, 1995, between Fitzgeralds Black Hawk, Inc.
           and Hawkeye Gaming Ventures LLC, Dry Gulch Investments, L.C. and
           Main Street Gaming House Partners, LP

10(cc)1    Second Amended Management Agreement, dated May 13, 1995, between
           Fitzgeralds Arizona Management, Inc. and Yavapai-Apache Nation.

10(dd)1    Amended Interim Agreement, dated March 11, 1995, between Fitzgeralds
           Arizona Management, Inc. and Yavapai-Apache Nation.

10(ee)1    Technical Services and Casino Consulting Agreement, dated March 15,
           1994, First Amendment to Technical Services and Casino Consulting
           Agreement, dated October 20, 1994, and Second Amendment to Technical
           Services and Casino Consulting Agreement, dated April 13, 1995, each between Fitzgeralds Arizona Management, Inc. and Yavapai-Apache
           Nation.

10(ff)1 Settlement Agreement and Mutual Releases, dated March 30, 1995, between The Oneida Indian Nation and Fitzgeralds New York, Inc.

10(gg)1 Promissory Note, dated March 30, 1995, from the Oneida Indian Nation to Fitzgeralds New York, Inc.

10(hh)1    Mutual Release, dated March 30, 1995, between the Oneida Indian
           Nation and Philip D. Griffith.

10(ii)1    Promissory Notes, dated January 1, 1994, from Fitzgeralds New York,
           Inc. to each of Martin J. Cohen and Michael S. Luzich.

10(jj)1    Memorandum of Agreement, dated March 30, 1995, between Fitzgeralds
           Las Vegas, Inc. and the Culinary Workers and Bartenders Unions.

10(kk)1 (i) Lease, dated December 31, 1974, between Santino Oppio, as Lessor, and Center Street Properties Corp., as Lessee, and (ii) Sublease and
           Agreement, dated December 31, 1986, by Meta K. Fitzgerald, as
           Sublessor, and Lincoln Investments, Inc. (now known as Fitzgeralds
           Reno, Inc.), as Sublessee.

10(ll)1 (i) Lease Agreement and Interim Agreement Regarding Lease Agreement and (ii) Lease Agreement, dated September 5, 1995, both between John
           A. Kramer, Sr., Trustee, Helen M. Kramer, Elizabeth Thatcher Brooks and Betty Bennett, Executrix of the estate of John David Kramer, as Lessor, and Fitzgeralds Las Vegas, Inc., as Lessee.

10(mm)1    Lease Agreement, dated September 1, 1978, between Jewel F. Nolan and
           Julie L. Nolan, David Kramer and Betty Bennett and Richard J.
           Tinkler, as Lessor, and M.B. Dalitz, as Lessee.  Amendment, dated
           December 20, 1982, between Julie L. Nolan, David Kramer, Betty
           Bennett and Richard J. Tinkler, as Lessor, and M.B. Dalitz, as
           Lessee.  Lease Amendment, Estoppel Certificate and Consent to
           Assignment, dated October 18, 1987, to the named recipients and between Julie L. Nolan, David Kramer, Betty Bennett and Richard J.
           Tinkler, as Lessor, and M.B. Dalitz, as Lessee.

10(nn)1    Lease Agreement, dated July 21, 1954, between Las Vegas Lodge No. 32,
           Free & Accepted Masons, as Lessor, and H. John Gluskin, as Lessee.
           Amendment to Lease Agreement, dated July 26, 1954, between Las Vegas
           Lodge No. 32, Free & Accepted Masons, as Lessor, and H. John Gluskin, as Lessee. Assignments, dated July 27, 1954, February 2, 1955, August
           7, 1972 and September 1, 1973. Supplemental Agreement of October 14,
           1994, between Las Vegas Lodge No. 32, Free & Accepted Masons and H.
           John Gluskin. Articles of Amendment, dated June 7, 1973, between Las
           Vegas Lodge No. 32, Free & Accepted Masons, as Lessor, and Frederic
           N. Richman and The Pullman Company, d/b/a Nevada Building Company.
           Amendment to Masonic Lodge Ground Lease, dated December 20, 1982.
           Lease Amendment, Estoppel Certificate and Consent to Assignment, dated October 23, 1987, to the named recipients and between Las Vegas
           Lodge No. 32, Free & Accepted Masons, as Lessor, and H. John Gluskin, as Lessee.

10(oo)1 Lease, dated March 4, 1976, between A.W. Ham, Jr., Trustee, under wills of A.W. Ham and Alta M. Ham, as Lessor, and Nevada Building
           Company, as Lessee, Amendments to Lease, dated December 20, 1982 and
           December 30, 1982, between A.W. Ham, Jr., Trustee, as Lessor, and
           M.B. Dalitz, as Lessee. Lease Amendment, Estoppel Certificate and
           Consent to Assignment, dated October 18, 1987, to the named recipients and between A.W. Ham, Jr., Trustee, and M.B. Dalitz.

10(pp)1    Amended and Restated Operating Agreement of The Fremont Street
           Experience Limited Liability Company, a Nevada Limited Liability
           Company, dated June 6, 1995.

10(qq)1    (i) Sale Agreement dated November 29, 1986, by and between Meta K.
           Fitzgerald, individually and as executrix of the Estate of Lincoln
           Fitzgerald, Center Street Properties Corp., Nevada Club, Inc., Nevada
           Club Enterprises, Inc., Lloyd Properties Corp., and 98 W. Commercial
           Row Corp., and Lincoln Investments, Inc.; (ii) Promissory Note, dated
           December 31, 1986, from Lincoln Investments, Inc. to Nevada Club,
           Inc. and Nevada Club Enterprises, Inc.; (iii) Deed of Trust, dated
           December 31, 1986, by and between Lincoln Investments, Inc., Ticor
           Title Insurance Company, Nevada Club, Inc. and Nevada Club
           Enterprises Inc.; (iv) Security

           Agreement, dated December 31, 1995, by and between Lincoln
           Investments, Inc., Nevada Club, Inc. and Nevada Club Enterprises,
           Inc.; (v) Amended and Restated Promissory Note, dated November 30,
           1995, by and among Fitzgeralds Gaming Corporation, from Fitzgeralds
           Reno, Inc. to Meta K. Fitzgerald Trust and Meta K. Fitzgerald; (vi)
           Agreement As To Repayment of Promissory Note, dated November 30,
           1995, by and among Fitzgeralds Gaming Corporation, Fitzgeralds Reno,
           Inc. and the Meta K. Fitzgerald Trust; (vii) Modification of Deed of
           Trust, dated November 30, 1995, by and between Fitzgeralds Reno, Inc.
           and First American Title Company of Nevada; and (viii) Modification of Security Agreement, dated November 30, 1995, by and between Fitzgeralds Reno, Inc. and the Meta K. Fitzgerald Trust.

10(rr)1 First Amended and Restated Promissory Note, dated November 1, 1987, from M.B. Dalitz Revocable Trust to Public Employees Retirement
           System of Nevada.

10(ss)1    Promissory Note, dated August 16, 1989, from Fitzgeralds Las Vegas,
           Inc. to Joyce R. Thompson.

10(tt)1    Promissory Note, dated November 17, 1992, from Fitzgeralds Reno,
           Inc., to John G. Metzker and Jean A. Metzker.

10(uu)1    Substitute and Replacement Promissory Notes, dated December 31,
           1993, from Nevada Club, Inc. to Bank of America Nevada.

10(vv)1    Form of Fitzgeralds Gaming Corporation Stock Option Incentive Plan.

10(ww)2    Employment Agreements dated July 1, 1995 between Fitzgeralds Gaming
           Corporation and each of Philip D. Griffith, Jerome H. Turk, Terrance
           W. Oliver. Employment Agreement dated September 11, 1995 between
           Fitzgeralds Gaming Corporation and Fernando Bensuaski.

10(xx)1    Executive Bonus Plan of Fitzgeralds Gaming Corporation.

10(yy)1    License Agreement, dated September 11, 1995, between Holiday Inns
           Franchising, Inc. and Fitzgeralds Las Vegas, Inc.

10(zz)2    (i) Loan and Security Agreement, dated March 13, 1996, between the
           CIT Group/Equipment Financing, Inc. ("CIT") and Fitzgeralds
           Mississippi, Inc. (including Rider A thereto) (ii) Promissory Note, dated March 13, 1996, from Fitzgeralds Mississippi, Inc. to CIT,
           (iii) Guaranty Agreement, dated March 13, 1996, by Fitzgeralds Gaming
           Corporation in favor of CIT, and (iv) Guaranty Agreement, dated March
           13, 1996, by Fitzgeralds South, Inc. in favor of CIT.

10(aaa)1   Warrant Agreement, dated December 19, 1994, between Fitzgeralds
           Gaming Corporation and Fitzgeralds Lucky Investor Partnership, as amended June, 1995

10(bbb)1   Warrant Agreement, dated March 14, 1994, between Fitzgeralds South,
           Inc. and First Interstate Bank of California.

10(ccc)1   Option Agreement, dated March 11, 1993, First Amendment to Option
           Agreement, dated August 31, 1994, and Second Amendment to Option
           Agreement dated August 14, 1995, each between Fitzgeralds
           Incorporated and the Branton Family Partnership, L.P.

10(ddd)1 Irrevocable (Standby) Letter of Credit of Trustmark National Bank, dated June 24, 1994, and Amendment No. One to Irrevocable (Standby)
           Letter of Credit of Trustmark National Bank, dated December 29, 1994, with Polk Landing Entertainment Corporation as Applicant and River
           Bend Environmental Energy, Inc. as Beneficiary.

10(eee)1   Assignment of Leasehold Interest, dated as of December 31, 1994, by
           Fitzgeralds Las Vegas Limited Partnership assigning leasehold interests to Fitzgeralds Las Vegas, Inc.

10(fff)1 Subordinated Purchase Note and Guaranty, dated November 1, 1992, from Fitzgeralds Las Vegas, Inc. to Lincoln Partners Corporation.

10(ggg)1   Registration Rights Agreement, dated March 14, 1994, by and among
           Fitzgeralds Gaming Corporation, Fitzgeralds Las Vegas Limited
           Partnership, Fitzgeralds Las Vegas Inc., Polk Landing Entertainment
           Corporation, Fitzgeralds Fremont Experience Corporation, Fitzgeralds
           Mississippi, Inc. and Donaldson, Lufkin, & Jenerette Securities
           Corporation.

10(hhh)1 Form of Management Agreements between Fitzgeralds Gaming Corporation and each of Fitzgeralds Las Vegas, Inc., Polk Landing Entertainment
           Corporation, Fitzgeralds Reno, Inc., Nevada Club, Inc., Fitzgeralds
           Black Hawk, Inc. and Fitzgeralds Arizona Management, Inc.

10(iii)1   Indemnification Agreements, each dated July 14, 1995, between
           Fitzgeralds Gaming Corporation and each of Philip D. Griffith,
           Jerome H. Turk, Terrance W. Oliver, Fernando Bensuaski, Michael E.
           McPherson and Gerald C. Heetland.

10(jjj)1 Form of Shareholders' Agreement among the Shareholders listed therein, Fitzgeralds Gaming Corporation and First Interstate Bank of
           Nevada, N.A.

10(kkk)2   Note Purchase Agreement, dated as of December 30, 1996, by and among
           Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds
           Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc.,
           Fitzgeralds Fremont Experience Corporation, Fitzgeralds Mississippi,
           Inc. (formerly Polk Landing Entertainment Corporation), Fitzgeralds
           Black Hawk, Inc., and the Purchasers identified therein.

10(lll)2   Global Amendment to Collateral Documents, dated as of December 30,
           1996, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South,
           Inc., Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds
           Las Vegas, Inc., Fitzgeralds Fremont Experience Corporation,
           Fitzgeralds Mississippi, Inc. (formerly Polk Landing Entertainment
           Corporation), Fitzgeralds Black Hawk, Inc., and Wells Fargo Bank,
           N.A. (formerly First Interstate Bank of Nevada, N.A.) as indenture trustee and collateral agent.

21(1)      List of subsidiaries of the Company.
28         Financial data schedule

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-94624, which became effective on December 13, 1995.

(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, SEC File No. 000-26581, filed as of March 31, 1996.

(3) Incorporated by reference to the Company's Form 8-K, SEC File No. 000-26518, filed as of January 13, 1997.

FITZGERALDS GAMING CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----
INDEPENDENT AUDITORS' REPORT                                            F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

  Balance Sheets as of December 31, 1996 and 1995                       F - 3

  Statements of Operations for the Years Ended
    December 31, 1996, 1995 and 1994                                    F - 5

  Statements of Stockholders' Equity (Deficiency) for
    the Years Ended December 31, 1996, 1995 and 1994                    F - 6

  Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994                                    F - 7

  Notes to Consolidated Financial Statements                            F - 9

INDEPENDENT AUDITORS' REPORT


Fitzgeralds Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Fitzgeralds Gaming Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 14, 1997

FITZGERALDS GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995



ASSETS                                               1996               1995
CURRENT ASSETS:
  Cash and cash equivalents                    $   13,349,497     $   19,843,824
  Restricted cash                                          --            471,569
  Accounts receivable, net of
    allowance for doubtful
    accounts of $253,942 and $343,230               2,056,841          2,669,840
  Accounts and notes receivable -
    related parties                                 2,209,188            337,121
  Inventories                                       1,545,661          1,027,848
  Prepaid expenses:
    Gaming taxes                                    1,374,319          1,483,244
    Insurance                                         326,621            146,501
    Other                                           1,367,699          1,475,984
                                               --------------     --------------
      Total current assets                         22,229,826         27,455,931
                                               --------------     --------------
PROPERTY AND
  EQUIPMENT, net                                  151,883,083        103,802,669
                                               --------------     --------------
OTHER ASSETS:
  Restricted cash - construction                    2,254,323         49,100,000
  Restricted investment                             1,000,000          1,000,000
  Long-term accounts and notes
    receivable - related parties,
    net of current portion                             10,753          1,902,396
  Advances receivable                                      --          2,500,000
  Investment in Fremont Street
    Experience                                      2,038,813          2,786,384
  Investment in 101 Main Street                     2,975,362                 --
  Debt offering costs                               7,013,894          7,357,754
  Other assets                                      1,772,520          1,308,205
                                               --------------     --------------
      Total other assets                           17,065,665         65,954,739
                                               --------------     --------------
TOTAL                                          $  191,178,574     $  197,213,339
                                               ==============     ==============

                                                                     (Continued)

FITZGERALDS GAMING CORPORATION

DECEMBER 31, 1996 AND 1995




LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                                                1996              1995
CURRENT LIABILITIES:
  Current portion of long-term debt                            $   25,637,728    $   10,498,434
  Current portion of notes payable - related parties                2,111,892           727,671
  Accounts payable                                                 11,518,602         5,938,650
  Accrued and other:
    Payroll and related                                             3,290,264         3,768,024
    Progressive jackpots                                              733,800           822,362
    Outstanding chips and tokens                                      843,162           914,076
    Interest                                                          459,326           761,448
    Offering costs                                                  1,048,611         2,596,799
    Other                                                           3,619,451         1,996,281
    Deferred tax liability                                                 --            63,672
                                                               --------------    --------------
      Total current liabilities                                    49,262,836        28,087,417

LONG-TERM DEBT, net of current portion                            127,856,487       137,659,479
NOTES PAYABLE - RELATED
  PARTIES, net of current portion                                      25,903         1,807,255
DEFERRED TAX LIABILITY                                                     --         1,420,495
                                                               --------------    --------------
      Total liabilities                                           177,145,226       168,974,646
                                                               --------------    --------------
MINORITY INTEREST                                                     587,837           225,097
                                                               --------------    --------------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE PREFERRED STOCK,
  $.01 par value; $25 stated value; 800,000
  shares authorized, issued and outstanding;
  liquidation preference $20,000,000 stated
  value plus accrued dividends of $3,288,873
  and $92,983; recorded at liquidation preference
  value, net of unamortized offering costs
  and discount of $7,800,091 and $8,140,354                        15,488,782        11,952,629
                                                               --------------    --------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.01 par value; 29,200,000 shares
    authorized; 4,012,846 and 3,956,816 shares
    issued and outstanding                                             40,128            39,568
  Additional paid-in capital                                       23,785,603        24,455,175
  Accumulated deficit                                             (25,869,002)       (8,433,776)
                                                               --------------    --------------
      Total stockholders' equity (deficiency)                      (2,043,271)       16,060,967
                                                               --------------    --------------

TOTAL                                                          $  191,178,574    $  197,213,339
                                                               ==============    ==============

See notes to consolidated financial statements.

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                    1996              1995              1994
OPERATING REVENUES:
  Casino                                                       $  111,284,884    $  115,048,414    $  109,193,746
  Food and beverage                                                18,551,978        18,276,813        18,541,404
  Rooms                                                            15,875,829        13,116,906        12,517,234
  Other                                                             7,405,998         6,869,141         3,433,651
                                                               --------------    --------------    --------------
      Total                                                       153,118,689       153,311,274       143,686,035
  Less promotional allowances                                      12,588,342        11,914,178        11,851,823
                                                               --------------    --------------    --------------
      Net                                                         140,530,347       141,397,096       131,834,212
                                                               --------------    --------------    --------------
OPERATING COSTS AND EXPENSES:
  Casino                                                           58,323,360        57,158,020        55,965,803
  Food and beverage                                                13,330,471        12,496,888        12,227,653
  Rooms                                                             9,644,494         7,120,826         6,886,553
  Other operating                                                   1,543,516         1,821,157         1,758,714
  Selling, general and administrative                              44,920,756        41,021,687        38,470,954
  Depreciation and amortization                                     8,896,951         8,010,498         8,270,674
  Pre-opening expenses                                                     --                --         4,856,039
  Write down of Harolds Club assets
    to estimated realizable value                                          --                --         1,401,262
                                                               --------------    --------------    --------------
      Total                                                       136,659,548       127,629,076       129,837,652
                                                               --------------    --------------    --------------
INCOME FROM OPERATIONS                                              3,870,799        13,768,020         1,996,560

OTHER INCOME (EXPENSE):
  Interest income                                                   1,822,964           292,567           185,312
  Interest income - stockholders                                      237,524            28,218           528,987
  Other income                                                        131,221           116,483            28,225
  Interest expense                                                (20,208,230)      (14,711,618)   (10,751,158.00)
  Interest expense - stockholders                                     (38,899)         (315,234)      (219,484.00)
  Gain on sale of assets                                              250,476           459,433           501,715
  Equity in loss of unconsolidated affiliate                         (681,208)         (846,761)               --
  Minority interest in (income) loss of subsidiaries                 (362,740)         (220,051)          445,104
                                                               --------------    --------------    --------------
LOSS BEFORE TAXES                                                 (14,978,093)       (1,428,943)       (7,284,739)
INCOME TAX (PROVISION) BENEFIT                                      1,484,167        (2,825,746)        1,305,452
                                                               --------------    --------------    --------------

NET LOSS                                                          (13,493,926)       (4,254,689)   $   (5,979,287)
                                                                                                   ==============
PREFERRED STOCK DIVIDENDS                                          (3,536,152)          (98,497)
                                                               --------------    --------------
NET LOSS APPLICABLE TO COMMON
  STOCK                                                        $  (17,030,078)   $   (4,353,186)
                                                               ==============    ==============
NET LOSS PER COMMON SHARE                                      $        (4.26)   $        (1.09)
                                                               ==============    ==============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                                3,998,877         3,989,655
                                                               ==============    ==============

See notes to consolidated financial statements.

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                   RETAINED            TOTAL
                                                        COMMON                  ADDITIONAL         EARNINGS        STOCKHOLDERS'
                                                         STOCK                   PAID-IN         (ACCUMULATED          EQUITY
                                                SHARES             AMOUNT        CAPITAL           DEFICIT)         (DEFICIENCY)
BALANCE,
  JANUARY 1, 1994                                3,300,042   $       33,000   $   14,817,226    $     (736,786)   $   14,113,440
  Net loss                                              --               --               --        (5,979,287)       (5,979,287)
  Dividends                                             --               --               --        (1,694,306)       (1,694,306)
  Issuance of stock -
    Fitzgeralds Incorporated                        79,731              797          349,203                --           350,000
  Issuance of stock -
    Fitzgeralds South, Inc.                        553,054            5,531        4,494,469                --         4,500,000
  Issuance of stock - Fitzgeralds
    Las Vegas, Inc. and
    Fitzgeralds Mississippi, Inc.                       --               --              200                --               200
  Issuance of warrants                                  --               --          258,650                --           258,650
  Adjustment to purchase price
    of treasury stock                                   --               --         (461,678)               --          (461,678)
  Contributions from
    stockholders/partners                               --               --       (3,000,440)        3,000,440                --
                                            --------------   --------------   --------------    --------------    --------------
BALANCE,
  DECEMBER 31, 1994                              3,932,827           39,328       16,457,630        (5,409,939)       11,087,019
  Net loss                                              --               --               --        (4,254,689)       (4,254,689)
  Common stock dividends                                --               --               --        (1,018,292)       (1,018,292)
  Preferred stock dividends                             --               --               --           (98,497)          (98,497)
  Issuance of stock                                 23,989              240             (240)               --                --
  Issuance of warrants, net
    of offering costs                                   --               --       10,463,717                --        10,463,717
  Issuance of stock options                             --               --          215,042                --           215,042
  Purchase and retirement
    of treasury stock                                   --               --         (333,333)               --          (333,333)
  Contributions from
    stockholders/partners                               --               --       (2,347,641)        2,347,641                --
                                            --------------   --------------   --------------    --------------    --------------
BALANCE,
  DECEMBER 31, 1995                              3,956,816           39,568       24,455,175        (8,433,776)       16,060,967
  Net loss                                              --               --               --       (13,493,926)      (13,493,926)
  Common stock dividends                                --               --               --          (405,148)         (405,148)
  Preferred stock dividends                             --               --               --        (3,536,152)       (3,536,152)
  Issuance of stock                                 56,030              560              790                --             1,350
  Issuance of stock options                             --               --           63,666                --            63,666
  Adjustment to purchase
    price of treasury stock                             --               --         (734,028)               --          (734,028)
                                            --------------   --------------   --------------    --------------    --------------
BALANCE,
  DECEMBER 31, 1996                              4,012,846   $       40,128   $   23,785,603    $  (25,869,002)   $   (2,043,271)
                                            ==============   ==============   ==============    ==============    ==============


See notes to consolidated financial statements.

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                     1996              1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (13,493,926)   $   (4,254,689)   $   (5,979,287)
  Adjustments to reconcile net loss to net                                 --                --
    cash provided by operating activities:                                 --                --
    Depreciation and amortization                                   8,896,951         8,010,498         8,270,674
    Amortization of note discount and offering costs                1,998,619         1,824,577           739,528
    Gain on sale of assets                                           (250,476)         (459,433)         (501,715)
    Equity in loss of unconsolidated affiliate                        681,208           846,761                --
    Minority interest in income (loss) of subsidiaries                362,740           220,051          (445,104)
    Write down of Harolds Club assets to estimated                         --                --
      realizable value                                                     --                --         1,401,262
    Deferred income taxes                                          (1,484,167)        2,825,796        (1,271,146)
    Other non-cash expense                                             63,666           215,042           406,134
    (Increase) decrease in accounts receivable, net                   369,954        (1,059,536)          769,038
    (Increase) decrease in accounts receivable -                           --                --
      related parties                                                (221,174)          218,362           167,711
    (Increase) decrease in inventories                               (177,431)         (171,798)         (166,307)
    (Increase) decrease in prepaid expenses                          (376,545)          219,080          (467,111)
    Increase in other assets                                         (464,318)          (37,897)         (663,587)
    Increase in accounts payable                                    5,579,952         1,161,211         1,279,311
    Increase (decrease) in accrued and                                     --                --
      other liabilities                                              (864,374)       (1,090,030)        4,198,922
                                                               --------------    --------------    --------------
      Net cash provided by operating activities                       620,679         8,467,995         7,738,323
                                                               --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                      --                --
  Proceeds from sale of assets                                        372,529         9,708,331           514,994
  Repayments from related parties                                      86,664           219,466         2,529,359
  Decrease in long-term deposits                                           --                --             4,345
  Purchase of treasury stock                                               --          (333,333)               --
  Acquisition of property and equipment                           (53,263,739)       (9,830,127)      (33,611,908)
  Advances to related parties                                              --                --           (91,600)
  Decrease in restricted cash                                      46,845,677       (49,100,000)               --
  Increase in restricted investment                                        --                --        (1,000,000)
  Increase in advances receivable                                          --          (541,650)       (1,958,350)
  Distributions from 101 Main Street                                  594,000                --                --
  Investment in Fremont Street Experience                          (1,002,999)         (526,678)       (1,123,200)
                                                               --------------    --------------    --------------
      Net cash used in investing activities                        (6,367,868)      (50,403,991)      (34,736,360)
                                                               --------------    --------------    --------------


                                                                     (Continued)

FITZGERALDS GAMING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996              1995              1994
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 1995 Offering                                              --    $  135,014,840                --
  Payment of 1995 Offering costs                                           --        (9,983,915)               --
  Proceeds from issuance of stock                                       1,350                --         4,850,000
  Proceeds from issuance of warrants                                       --                --           258,650
  Advances from related parties                                            --           868,195         1,245,957
  Proceeds from issuance of debt                                    9,643,064         7,200,963        36,000,000
  Repayment of long-term debt                                     (10,222,261)      (78,954,240)       (8,447,810)
  Payment of debt offering costs                                     (275,625)               --        (2,491,600)
  Common stock dividends                                             (405,148)       (1,018,292)         (761,999)
  Repayments to related parties                                            --        (3,113,317)               --
  Decrease in restricted cash                                         471,569          (120,415)         (351,154)
  Other                                                                39,913                --               150
                                                               --------------    --------------    --------------
      Net cash provided by (used by)
         financing activities                                        (747,138)       49,893,819        30,302,194
                                                               --------------    --------------    --------------
NET INCREASE IN CASH AND CASH                                              --
  EQUIVALENTS                                                      (6,494,327)        7,957,823         3,304,157
                                                                                 --------------    --------------
CASH AND CASH EQUIVALENTS,                                                 --
  BEGINNING OF YEAR                                                19,843,824        11,886,001         8,581,844
                                                               --------------    --------------    --------------
CASH AND CASH EQUIVALENTS,                                                 --
  END OF YEAR                                                  $   13,349,497    $   19,843,824    $   11,886,001
                                                               ==============    ==============    ==============


See notes to consolidated financial statements.

FITZGERALDS GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS COMBINATION AND BASIS OF PRESENTATION

     Fitzgeralds Gaming Corporation (the "Company") was formed in Nevada on November 30, 1994 to acquire four entities controlled by two individuals and their affiliates which conduct gaming, hotel and other related operations in Reno and Las Vegas, Nevada and Tunica, Mississippi. Because of the integrated nature of these operations, the Company is considered to be engaged in one industry segment. A description of the four entities follows:

          FITZGERALDS SOUTH, INC. ("FSI"), a Nevada corporation formed in 1993, is a holding company for: (1) Fitzgeralds Las Vegas, Inc. ("FLVI"), a wholly owned subsidiary, which is a successor to Fitzgeralds Las Vegas Limited Partnership ("FLVLP"), owns and operates the Fitzgeralds Casino/Hotel in Las Vegas, Nevada (Fitzgeralds Las Vegas) and owns Fitzgeralds Fremont Experience Corporation ("FFEC"), a wholly owned subsidiary; (2) Fitzgeralds Mississippi, Inc. ("FMI") (formerly Polk Landing Entertainment Corporation), a wholly owned subsidiary, which is a Mississippi corporation and the owner and operator of Fitzgeralds Casino in Tunica County, Mississippi ("Fitzgeralds Tunica").

          FITZGERALDS RENO, INC. ("FRI") is a Nevada corporation which owns and operates the hotel and gaming facilities in Reno, Nevada known as Fitzgeralds Casino/Hotel ("Fitzgeralds Reno") and until its sale on May 31, 1995, Harolds Club.

          NEVADA CLUB, INC. ("NCI") is a Nevada corporation which owns and operates the gaming, food and beverage facilities in Reno, Nevada known as Nevada Club.

          FITZGERALDS INCORPORATED ("FI") is a Nevada corporation formed in 1992 for the purpose of managing, owning and operating casinos and related facilities outside the State of Nevada. FI is a holding company for:
          (1) Fitzgeralds New York, Inc. ("FNYI"), formerly NYGM, Inc., an 85% owned subsidiary and a New York corporation which was party to a management agreement, and subsequently party to a settlement agreement with the Oneida Indian Nation of New York (the "Oneida Nation") regarding the management of a casino in Verona, New York; (2) Fitzgeralds Arizona Management, Inc. ("FAMI"), an 85% owned subsidiary and a Nevada corporation which is party to a Technical Services and Casino Consulting Agreement and a Management Agreement with the Yavapai-Apache Indian Nation to develop and manage a casino in Camp Verde, Arizona which opened in May 1995; and (3) Fitzgeralds Black Hawk, Inc. ("FBHI"), a wholly owned subsidiary and a Nevada corporation which has a management contract to operate and manage, a casino in Black Hawk, Colorado (Fitzgeralds Black Hawk) which opened in May 1995, and which, effective February 16, 1996, received regulatory approval to acquire a 22% interest in the equity of 101 Main Street Limited Liability Company ("101 Main Street"), the company which owns Fitzgeralds Black Hawk in exchange for a $2,500,000 advance receivable. FBHI holds an option to acquire the remaining 78% equity of 101 Main Street.

     As part of a business combination, on December 31, 1994 the Company acquired all of the outstanding stock of FSI and 98% of the outstanding stock of FI through exchanges in which shares of common stock of the Company were issued in exchange for the common stock of FSI and FI. The Company acquired the remaining 2% of the outstanding stock of FI on December 19, 1995. On February 26, 1995, the Company acquired all of the outstanding stock of FRI and NCI through exchanges in which shares of common stock of the Company were issued in exchange for common stock of FRI and NCI.

     The business combination has been accounted for as a combination of entities under common control which is a method similar to a pooling of interests. Therefore, the accompanying consolidated financial statements reflect the assets and liabilities of the entities acquired at their historical cost and consolidated operations for all years presented. All intercompany balances and transactions have been eliminated in consolidation.

     All stockholders of the entities involved in the business combination participated in the transaction except the minority stockholders of FMI, FI, FNYI and FAMI. Therefore, a minority interest has been separately disclosed in the consolidated financial statements to reflect at historical cost the minority stockholders' ownership in these entities. The Company acquired the minority interest in FMI and FI in December 1995.

     Separate net operating revenues and net income (loss) of the consolidated entities, net of intercompany eliminations, for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                 1996             1995             1994
Net Operating Revenues:
  FGC                                       $         --     $         --     $         --
  FSI:
    FLVI                                      43,482,777       42,652,710       43,936,644
    FMI                                       48,747,813       46,465,895       28,438,465
  FRI:
    Harolds Club                                      --        1,520,244       14,042,858
    Fitzgeralds (Reno)                        37,076,390       40,212,715       38,166,565
  NCI                                          6,432,276        7,036,701        7,011,773
  FI                                           4,791,091        3,508,831          237,907
                                            ------------     ------------     ------------
Consolidated net operating revenues         $140,530,347     $141,397,096     $131,834,212
                                            ============     ============     ============
Net Income (Loss):
  FGC                                       $   (410,264)    $    (39,570)    $         --
  FSI:
    FLVI                                      (8,219,859)      (1,721,655)        (523,224)
    FMI                                       (9,462,003)      (1,379,339)      (3,441,331)
  FRI:
    Harolds Club                                      --       (1,896,510)      (5,011,095)
    Fitzgeralds (Reno)                         2,604,333         (428,503)       4,505,297
  NCI                                           (842,312)        (328,470)        (288,671)
  FI                                           2,836,179        1,539,358       (1,220,263)
                                            ------------     ------------     ------------
Consolidated net loss                       $(13,493,926)    $ (4,254,689)    $ (5,979,287)
                                            ============     ============     ============

     On December 19, 1995, the Company completed a public offering of $123 million of 13% Senior Secured Notes and $20 million of Cumulative Redeemable Preferred Stock (the "1995 Offering"). See Notes 7 and 8.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies of the Company conform to generally accepted accounting principles. The following is a summary of the more significant of such policies:

     CASH AND CASH EQUIVALENTS - Cash includes cash required for gaming operations. The Company considers cash equivalents to include short-term investments with maturities of ninety days or less. At December 31, 1996 and 1995, the Company had bank deposits in excess of federally insured limits of approximately $8,308,000 and $3,740,000, respectively. At December 31, 1996, cash and cash equivalents of $13,349,497 included $1,980,000 which has been designated by the Company for construction contingency.

     RESTRICTED CASH - at December 31, 1995 represents cash and cash equivalents of $471,569 held in a sinking fund related to the Company's commitment to purchase the land on which Nevada Club's buildings and equipment reside, which purchase was completed in 1996.

     INVENTORIES - consisting principally of food and beverages and operating supplies, are stated at the lower of first-in, first-out cost or market.

     The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying consolidated balance sheets includes $868,168 and $786,870 of base stock inventories at December 31, 1996 and 1995.

     PROPERTY AND EQUIPMENT - are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expenses as incurred. Gains or losses on disposals are recognized.

     CAPITALIZED INTEREST - Interest costs totaling $1,814,195, $7,340 and $964,224 were capitalized into property and equipment for the years ended December 31, 1996, 1995 and 1994, respectively.

     RESTRICTED CASH - CONSTRUCTION - represents cash and cash equivalents to fund expansion projects at Fitzgeralds Las Vegas and Fitzgeralds Tunica held in collateral accounts pursuant to disbursement agreements of the 1995 Offering.

     RESTRICTED INVESTMENT - represents U.S. Treasury Notes of $1,000,000 held in an escrow account for the benefit of certain land lessors related to Fitzgeralds Casino/Hotel in Las Vegas.

     ADVANCES RECEIVABLE - at December 31, 1995 represents funds advanced to 101 Main Street. Such advances were converted to an investment in 101 Main Street on February 16, 1996 (see Note 6).

     INVESTMENT IN FREMONT STREET EXPERIENCE - The Company's investment in a limited liability corporation to construct certain improvements in downtown Las Vegas is accounted for using the equity method.

     INVESTMENT IN 101 MAIN STREET - The Company's 22% interest in a limited liability company which operates Fitzgeralds Black Hawk is accounted for using the equity method.

     DEBT OFFERING COSTS - Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method. Debt offering costs at December 31, 1996 and 1995 are presented net of accumulated amortization of $636,190 and $16,705, respectively. Unamortized debt offering costs of $629,264 related to debt retired from the proceeds of the 1995 Offering were expensed in December 1995.

     CASINO REVENUE - is the net win from gaming activities, which is the difference between gaming wins and losses.

     PROMOTIONAL ALLOWANCES - Operating revenues include the retail value of rooms, food and beverage provided to customers without charge; corresponding charges have been deducted from revenue in the accompanying consolidated statements of operations as promotional allowances in the determination of net operating revenues. The estimated costs of providing the complimentary services are charged to the casino department and are as follows:

                                        1996            1995            1994
Hotel                              $   1,635,213   $   1,109,155   $   1,374,421
Food and beverage                      9,543,492       8,828,648       8,072,366
Other                                    102,951          91,037          64,402
                                   -------------   -------------   -------------
Total                              $  11,281,656   $  10,028,840   $   9,511,189
                                   =============   =============   =============

     INDIRECT EXPENSES - Certain indirect expenses of operating departments such as depreciation and amortization are shown separately in the accompanying consolidated statements of operations and are not allocated to departmental operating costs and expenses.

     PRE-OPENING EXPENSES - All pre-opening expenses relating to Fitzgeralds Tunica were deferred and expensed upon the opening of Fitzgeralds Tunica on June 6, 1994. All advertising expenses were expensed as incurred.

     FEDERAL INCOME TAXES - The Company, except for FSI, FI and FMI, was not subject to federal income taxes prior to the business combination because it consisted of two S corporations and a partnership. Therefore, taxable income and losses of the Company were generally reportable on the income tax returns of the respective owners.

     Pursuant to the business combination, the S corporation elections and partnership status of the subsidiaries have been terminated. FLVI changed its tax status and adopted SFAS No. 109, Accounting for Income Taxes, on January 1, 1995 and FRI and NCI changed their tax status and adopted the provisions of this statement on February 27, 1995. FSI, FI and FMI had previously adopted SFAS No. 109. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

     FINANCIAL REPORTING PERIOD - The Company has adopted a "4-4-5" (weeks) financial reporting period which maintains a December 31 year-end. This method of reporting results in 13 weeks in each quarterly accounting period. The first and fourth accounting periods will have a fluctuating number of days restricted cash resulting from the maintenance of a December 31 year-end, whereas the second and third periods will have the same number of days each year.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based on current information, that the carrying value of the Company's cash and cash equivalents, accounts, notes and advances receivable, and accounts payable approximates fair value because of the short maturity of those instruments. The Company estimates the fair value of its senior secured notes payable approximates $86.1 million based on analysts' reports, quotes, and recent trades of the securities. The Company estimates the fair value of its preferred stock to approximate book value as no sales or exchanges have occurred and no market quotes for such securities exist. The Company estimates the fair value of all other long-term debt and notes payable - related parties approximates their carrying value because interest rates on the debt approximate market rates.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Financial Accounting Standards Board ("FASB") issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of in March 1995. This statement, which was adopted during the Company's fiscal year ended December 31, 1996, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a significant effect on the consolidated financial position or results of operations of the Company.

     STOCK BASED COMPENSATION - The FASB issued in October, 1995 SFAS No. 123, Accounting for Awards of Stock-Based Compensation. This statement, which was adopted during the Company's fiscal year ended December 31, 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Management's current intention is to continue to follow APB Opinion No. 25.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   STATEMENTS OF CASH FLOWS INFORMATION

     The following supplemental disclosures are provided as part of the consolidated statements of cash flows for the years ended December 31, 1996, 1995 and 1994:

     Cash paid for interest, net of amounts capitalized during the years ended December 31, 1996, 1995 and 1994 was $22,363,448, $10,041,419, and
     $9,731,844, respectively.

     Long-term contracts payable of $3,762,425 in 1996, $2,624,160 in 1995 and $12,208,782 in 1994 were incurred with the acquisition of new equipment.

     During 1996 and 1995, accumulated deficit was increased by $3,536,153 and $98,497 for preferred stock dividends consisting of $3,195,890 and $92,983 accrued dividends and $340,263 and $5,514 accretion of discount on preferred stock.

     During 1996 advances receivable of $2,500,000 were transferred to investment in 101 Main Street (see Note 6).

     During 1996 additional paid in capital decreased and the note payable to a former stockholder increased by $636,020 (see Notes 7 and 15).

     Notes payable of $2,077,363 and $225,000 in 1995 and 1994 were incurred for the purchase of land.

     In 1995, accrued offering costs of $2,596,799 were incurred in connection with the 1995 Offering.

     During 1995, $425,000 in other assets was reclassified to property and equipment.

     As part of the business combination, the Company issued 23,989 shares of its common stock in 1995 to a minority stockholder of FI upon the completion of the 1995 Offering resulting in an increase in common stock and a decrease in additional paid-in capital of $240.

     Notes receivable from stockholders of $932,306 were distributed as dividends in 1994.

     During 1994, certain assets of Harolds Club with a book value totaling $10,301,262 were written down to their estimated realizable value of $8,900,000 and reclassified from property and equipment to other assets pursuant to an agreement to sell the assets.

4.    PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 consist of the following:

                                                                                    ESTIMATED
                                                                                      SERVICE
                                                                                         LIFE
                                                1996              1995                 (YEARS)
Land used in casino operations             $   12,961,120    $   12,986,064
Buildings and improvements                    103,360,569        59,099,595            7-40
Site improvements                              14,331,622        14,139,200             20
Barge and improvements                         12,885,433        12,885,433             15
Furniture, fixtures and equipment              57,503,519        44,263,845            3-12
                                           --------------    --------------
                                              201,042,263       143,374,137
Less accumulated depreciation and
  amortization                                (49,335,270)      (44,182,071)
                                           --------------    --------------
                                              151,706,993        99,192,066
Construction in progress                          176,090         4,610,603
                                           ==============    ==============
Total                                      $  151,883,083    $  103,802,669
                                           ==============    ==============

     Substantially all property and equipment are pledged as collateral on long-term debt. See Note 7.

5.   INVESTMENT IN FREMONT STREET EXPERIENCE

     In July 1993, FLVI (through its predecessor, FLVLP) invested in a limited liability corporation owned by eight downtown Las Vegas casinos to construct and participate in the Fremont Street Experience. The Fremont Street Experience is an urban theater which includes a space frame containing 2.1 million lights, a sky parade light show, sidewalk and street improvements, a parking structure, and special events and festivals. Initial capital for the project was funded by its joint venture partners and local bond issuances. The project, which has been designed to draw both locals and tourists who might not otherwise visit the downtown Las Vegas area, opened on November 30, 1995.

     FLVI had a total initial capital commitment of $3,000,000 for the project, $1,876,800 contributed in 1993 and $1,123,200 contributed in 1994. Substantially all funds for this investment were loaned to FLVI by stockholders (see Note 10). The Company made additional contributions to capital of $1,002,999 in 1996 and $526,678 in 1995. The Company had a 16.67% ownership interest in the joint venture and a 16.67% participation in losses and profits except as described below. This ownership interest increased to 17.65% on March 1, 1996 when one of the original investors relinquished its interest in the limited liability company. The Company's investment is recorded on the equity method. Under the equity method, the original investment is recorded at cost and adjusted by the Company's share of undistributed earnings or loss of the joint venture. The operating agreement for the corporation provides that, upon a two-thirds vote of the members, the members may be required to fund up to an aggregate of $5,000,000 of operating deficits of the Fremont Street Experience per year, of which the Company would be required to fund 17.65%, or $882,500.

     The Company anticipates that it will recover its investment in this project through increased business as a result of the projected increase in visitors to downtown Las Vegas. The Company will review its investment in the joint venture on a quarterly basis for impairment to determine whether events or circumstances indicate the carrying amount of the asset may not be recoverable, in which case an impairment loss will be recorded.

     Condensed unaudited financial information of the limited liability corporation as of December 31, 1996 and 1995 and for the years then ended is summarized below. The limited liability corporation had minimal operations during 1994.

                                           1996                 1995
     Current assets                    $  2,102,692         $  3,655,454
     Non current assets                  16,295,965           18,289,704
     Current liabilities                    848,586            1,655,707
     Non current liabilities              1,358,723                   --
     Net assets                          16,191,348           20,289,451

     Revenues                          $  2,508,049         $    884,416
     Operating loss                     (10,069,775)          (5,080,565)
     Net loss                           (10,069,775)          (5,080,565)

6.   INVESTMENT IN 101 MAIN STREET

     On October 21, 1994, the Company, through FBHI, entered into a Membership Purchase Agreement, subsequently amended in March 1995, to purchase for $2,500,000 a 22% interest in 101 Main Street, a company formed to construct, develop and operate a casino in Gilpin County, Colorado. The first floor of the casino opened on May 23, 1995.

     FBHI had advanced the $2,500,000 purchase price at May 23, 1995 and the amounts advanced were converted to an unsecured promissory note bearing interest at a rate of 1% over the designated prime rate on that date and were recorded as advances receivable at December 31, 1995.

     Also on October 21, 1994, FBHI entered into a Management Agreement with 101 Main Street to manage the casino operations for a period of 10 years, at a management fee equal to 8% of annualized earnings before interest, taxes, depreciation and amortization, subject to the approval of the Colorado Limited Gaming Commission.

     In March 1995, FBHI entered into an Amendment to the Management Agreement to provide for a fixed monthly management fee (a) until such time as FBHI receives the approval of the Colorado Limited Gaming Commission to acquire its 22% interest in 101 Main Street or (b) FBHI receives approval of the Colorado Limited Gaming Commission to receive a percentage management fee or (c) until the Membership Purchase Agreement is terminated. The approvals discussed above were received on February 16, 1996 and the $2,500,000 advance was exchanged for the 22% interest. The Company's investment is recorded using the equity method. FBHI has an option to acquire the remaining 78% interest. The fixed management fee is fixed for 1 year, originally at $75,000 per month and since November 1, 1995, at $37,500 per month, and thereafter such amount as is mutually agreed in good faith. The management fee reverted to the 8% fee discussed above effective February 26, 1996.

     Condensed financial information of 101 Main Street as of December 31, 1996 and for the year then ended is summarized below:

     Current assets                                    $  2,264,357
     Non current assets                                  21,531,466
     Current liabilities                                  5,168,166
     Non current liabilities                              7,607,679
     Net assets                                          11,019,978

     Revenues                                          $ 27,944,135
     Operating income                                     7,777,331
     Net income                                           6,084,598

7.   LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 is as follows:

                                                                                         1996              1995
   Priority secured notes payable ("Priority Notes"); secured by a first priority lien on substantially all of the assets of the subsidiaries of the Company (other than FAMI, FNYI and NCI), due in semi-annual installments of interest at 13% on June 30 and December 31; with a final payment of principal and interest due on December 31, 1998
      (net of unamortized discount of $871,535)                                    $   5,010,465     $         --

   Senior secured notes payable; secured by a first priority lien on substantially all of the assets of the subsidiaries of the Company
      (other than FAMI, FNYI and NCI) except for certain excluded assets, due in semi-annual installments of interest at 13% on June 30 and
      December 31; with a final payment of principal and interest due on
      December 31, 2002 (net of unamortized discount of $14,090,081 and
      $15,469,214). The holders of these notes have subordinated their
      collateral position to the Priority Notes. (See Notes 8 and 19)                108,909,919      107,530,786

   Note payable to an individual to acquire Fitzgeralds Casino/Hotel (Reno)
      (the "Fitzgeralds Reno Note); collateralized by deed of trust on
      Fitzgeralds Reno land and buildings and a security agreement on furniture, fixtures, and equipment; due in monthly installments of
      $250,000, including interest at prime plus 1% (9.25% at December 31,
      1996) not to exceed 13% nor be less than 9%; remaining unpaid principal balance due December 2001; $886,000 principal in arrears at
      December 31, 1996                                                               18,067,287       18,499,520

                                                                                                1996              1995

        Note payable to repurchase outstanding common shares from a major stockholder; collateralized by deeds of trust on Fitzgeralds Reno land and buildings; subordinated to bank notes payable; due in monthly installments of $96,648, including interest at the prime rate plus 1% (9.25% at December 31, 1996), not to exceed 13% nor be less than 9%; remaining principal balance due September 16, 2001 (See
           Note 15)                                                                       $   5,707,015     $  5,105,013

        Revolving credit and term note payable to a bank (the "Fitz Note");
           collateralized by deed of trust on Fitzgeralds Reno land and buildings, security agreement on furniture, fixtures and equipment, and a personal guarantee by certain stockholders; due in monthly principal installments of $50,000 plus interest at the bank's prime rate plus 1% (9.25% at December 31, 1996) until November 1, 1997, at
           which time all unpaid principal and interest is due                            $   1,233,606     $  1,368,605

        Note payable to a trust to acquire land used in casino operations;
           collateralized by deed of trust on the land; due in monthly installments of $32,681, including interest at 7.5%; remaining
           principal and interest due December 6, 2000                                        1,351,620        2,077,363

        Note payable to a bank to acquire the Nevada Club; collateralized by a deed of trust on land and buildings, a security agreement on furniture, fixtures and equipment and a personal guarantee by certain stockholders; due in monthly installments of $55,055, including interest at the bank's prime rate plus 1% (9.25% at December 31,
           1996); principal balance due December 1998                                         3,047,088        3,444,158

        Notes payable secured by gaming equipment; due in
           aggregate monthly installments of $108,708, including
           interest at 11.5%; remaining principal due August 1998                             1,969,947        2,981,602

        Contract payable secured by gaming equipment, due in
           monthly principal installments of $133,333 plus
           interest at 10.83%; remaining principal due March 1998                             2,000,000               --

        Contracts payable, collateralized by certain equipment,
           due in maximum aggregate monthly installments of
           $314,832, with varying maturity dates through 2001                                 4,702,490        4,098,723

        Obligation for construction of water/sewer lines,
           secured by an irrevocable letter of credit, due in
           monthly installments of $11,735, including imputed
           interest of 9.5%                                                                     328,034          442,674

                                                      1996            1995
        Other                                     $   1,166,744    $  2,609,469
                                                  -------------    ------------
        Total long-term debt                        153,494,215     148,157,913
        Less current portion                        (25,637,728)    (10,498,434)
                                                  -------------   -------------
        Long-term portion                         $ 127,856,487   $ 137,659,479
                                                  =============   =============

     The scheduled maturities of long-term debt are as follows:

     YEAR ENDING                                        NOTES
     DECEMBER 31,                                      PAYABLE
        1997                                         $ 25,637,728
        1998                                           11,705,800
        1999                                            2,550,532
        2000                                            1,312,985
        2001                                            3,377,251
        Thereafter                                    108,909,919
                                                     ------------
        Total                                         153,494,215
        Less current portion                          (25,637,728)
                                                     ------------
        Long-term debt                               $127,856,487
                                                     ============

     The Company has agreed to remit to a bank 30% of its excess cash flows from FRI on an annual basis. Such excess cash flows are generally defined as net income less debt service, approved capital expenditures and approved distributions to stockholders and related companies. Such amounts paid to the bank will be first applied to principal amounts owed on the Fitz Note. FRI did not generate excess cash flows, as defined, during 1996, 1995 or 1994.

     The note payable to a bank to acquire the Nevada Club with a balance of $3,047,088 as of December 31, 1996, has covenants placing restrictions on Nevada Club and requiring that certain financial ratios be maintained. As of December 31, 1996, NCI was not in compliance with certain of these covenants. NCI continues to make scheduled principal and interest payments on the notes. The Company is actively seeking a buyer for Nevada Club, and upon its sale, these notes payable will be retired. The Company has received a waiver from the bank for one year for non-compliance with the covenants.

     The Company has made interest-only payments on the Fitzgeralds Reno Note since March 1996 based on a verbal agreement with the holder and is approximately $886,000 in arrears on principal as of December 31, 1996. The holder of the note has not placed the note into default or demanded payment of either the principal in arrears or the entire principal balance. However, neither has the note holder waived any rights under the note agreement. As a result, the Company has classified the entire balance of the Fitzgeralds Reno Note as current as of December 31, 1996. Should the Fitzgeralds Reno Note be placed in default, certain cross default provisions of other debt, including the Senior Secured Notes, would be triggered, resulting in acceleration of amounts due under the debt agreements, which the Company would not be able to pay without a refinancing of substantially all long-term debt.

     As a result of improving cash flows at FRI, the Company is negotiating with the holder of the Fitzgeralds Reno Note to resume principal payments and defer principal payments in arrears to a future date. Additionally, the Company is seeking to refinance the mortgage-secured indebtedness at FRI, based on a preliminary offer from the holders of two mortgage notes to discount the respective notes as an inducement for early pay-off. However, no assurances can be given that the Company will be successful in completing the refinancing.

     On March 14, 1994, FSI issued $36 million of 13% senior secured notes due 1996. In connection with the issuance of these notes, FSI has issued warrants to purchase 100,558 shares of its common stock. No value was ascribed to the warrants. The warrants are exercisable at $.01 per share, expire five years from the closing of the offering for these notes and are subject to certain anti-dilution adjustments. Warrants to purchase 54,384 shares of common stock of FSI were also issued to the sales agent. These warrants are exercisable at $32.18 per share and expire five years from the closing of the offering. All warrants issued in connection with this note offering are exercisable only for common shares of FSI. These notes were repaid from a portion of the proceeds from the 1995 Offering (Note 8) at which time the Company repurchased approximately 90% of the $.01 warrants.

8.   THE 1995 OFFERING

     On December 19, 1995, the Company completed a public offering of debt, preferred stock and warrants (the "1995 Warrants"). The Company issued 123,000 Note Units each consisting of $1,000 principal amount of 13% Senior Secured Notes due December 31, 2002 with Contingent Interest (the "1995 Notes") and 13.59368 1995 Warrants, each to purchase one share of the Company's common stock at $.01 per share, and 800,000 Preferred Stock Units, each consisting of one share of Cumulative Redeemable Preferred Stock (the "Preferred Stock") and 1.25402 1995 Warrants. The 1995 Warrants have each been assigned a value of $4.50.

     A summary of the proceeds from the 1995 Offering is as follows:

                                          1995             PREFERRED         1995
                                          NOTES              STOCK          WARRANTS             TOTAL
Face amount                           $  123,000,000    $   20,000,000    $           --    $  143,000,000
Less discount on notes                    (7,985,160)               --                --        (7,985,160)
Less value assigned to
  warrants                                (7,524,104)       (4,514,463)       12,038,567                --
                                      --------------    --------------    --------------    --------------
  Proceeds                               107,490,736        15,485,537        12,038,567       135,014,840
Less offering costs                       (7,374,459)       (3,631,405)       (1,574,850)      (12,580,714)
                                      --------------    --------------    --------------    --------------
  Net proceeds                        $  100,116,277    $   11,854,132    $   10,463,717    $  122,434,126
                                      =============     ==============    ==============    ==============

     1995 NOTES

     The 1995 Notes bear interest at a fixed rate of 13% per annum payable on June 30 and December 31 of each year, commencing June 30, 1996. If neither a Qualified Public Offering nor a Qualified Public Company Merger (as each is defined) has been consummated prior to December 31, 1997, contingent interest will be payable on the 1995 Notes. Such contingent interest will be payable on each interest payment date thereafter in an aggregate amount equal to 25% of the Company's consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for the six-month periods ending on or about the March 31 and September 30 prior to each interest payment date, up to a limit of $50 million of the Company's consolidated EBITDA during any two consecutive semiannual periods ending on or about September 30. Under certain circumstances, the Company, at its option may defer payment of all or a portion of any installment of contingent interest.

     The 1995 Notes are secured by a first priority lien on substantially all of the assets of the subsidiaries of the Company (other than FAMI, FNYI, and NCI), except certain excluded assets. See Notes 7 and 19.

     The 1995 Notes are redeemable at the option of the Company in whole (but not in part) at any time after the issue date at 100% of the principal amount thereof, increasing ratably to 102% of the principal amount thereof on or after December 31, 1998, and in whole or in part at any time on or after December 31, 1999 at 104.33% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after December 31, 2001, plus, in each case, accrued and unpaid interest to the redemption date. The 1995 Notes are also redeemable as may be required by applicable gaming laws and regulations.

     If a Change of Control (as defined) occurs, each holder of 1995 Notes will have the right to require the Company to repurchase all or any part of such holder's 1995 Notes, at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the purchase date.

     The Indenture governing the 1995 Notes (the "Indenture") contains covenants which, among other things, restrict the Company's ability to (i) make certain payments to, or investments in, third parties (ii) incur additional indebtedness (iii) enter into transactions with affiliates and (iv) sell assets or subsidiary stock. At December 31, 1996, the Company was in compliance with these provisions.

     PREFERRED STOCK

     The Preferred Stock has a liquidation preference of $20 million dollars ($25 per share), plus accrued and unpaid dividends. Cash dividends on the Preferred Stock will be payable commencing March 31, 1996 out of funds legally available therefor (when and if declared by the Company's Board of Directors) in an amount equal to 15% of the liquidation preference. Dividends if not paid (whether or not declared) will be cumulative from December 19, 1995 and will be compounded quarterly. The Indenture restricts the Company's ability to pay dividends on the Preferred Stock, and the Company has no current intention to pay any dividends on the Preferred Stock. The Preferred Stock may be redeemed by the Company at any time at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption subject to restrictions in the Indenture. The Company will be obligated to redeem all of the Preferred Stock on December 31, 2005 at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption. In the event that the Company consummates a Qualified Public Offering (as defined), it will be required to offer to repurchase 35% of the Preferred Stock at a price equal to 100% of the liquidation preference on the date of repurchase.

     1995 WARRANTS

     The 1995 Warrants are exercisable for an aggregate of 2,675,237 shares of the Company's common stock at $.01 per share, are subject to anti-dilution adjustments, and expire December 19, 1998. 7.87496 of the 1995 Warrants included in each Note Unit and 0.69187 of the 1995 Warrants included in each Preferred Stock Unit became separately transferable from the Note Units and the Preferred Stock Units, as applicable, on June 30, 1996, and became exercisable on June 30, 1996. The remaining 5.71872 of the 1995 Warrants included in each Note Unit (the "Restricted Note Warrants") and the remaining 0.56215 of the 1995 Warrants included in each Preferred Stock Unit (the "Restricted

     Preferred Stock Warrants") will not be separately transferable from the 1995 Notes or Preferred Stock, as applicable, with which they were issued, and will not be exercisable, prior to December 31, 1997.

     If, prior to December 31, 1997, any redemption or repurchase of shares of the Preferred Stock is effected with net proceeds from a Qualified Public Offering or in connection with a Qualified Public Company Merger (as each is defined), then the Company may redeem or cancel the Restricted Preferred Stock Warrants originally issued with each share of Preferred Stock redeemed, for no additional consideration. In addition, if the Company consummates a Qualified Public Offering or a Qualified Public Company Merger prior to December 31, 1997, it may cancel all of the Restricted Note Warrants originally issued with the Note Units, for no consideration.

9.   COMMITMENTS

     Future minimum rental payments under operating leases with noncancelable lease terms in excess of one year are as follows:

YEAR ENDING
DECEMBER 31,
     1997                                                       $  1,485,962
     1998                                                          1,414,744
     1999                                                          1,289,830
     2000                                                          1,114,645
     2001                                                            962,282
     Thereafter                                                    6,725,114
                                                                ------------
     Total                                                      $ 12,992,577
                                                                ============

     Such operating lease commitments primarily relate to equipment, signs, warehouses and ground leases on which the Company's buildings and equipment reside. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,989,321, $2,034,061 and $1,917,666.

     On May 31, 1995, the Company sold Harolds Club and the buyer assumed the lease commitments for Harolds Club. The Company is contingently liable for the lease obligations in the event that the buyer of Harolds Club does not make the required lease payments. As of December 31, 1996, lease obligations in the aggregate amount of approximately $591,000 were unpaid and the remaining Harolds Club lease obligations are as follows:

                  YEAR ENDING
                  DECEMBER 31
                       1997                          $    607,454
                       1998                               571,454
                       1999                               324,996
                       2000                               324,996
                       2001                               324,996
                       Thereafter                       3,879,077
                                                     ------------
                       Total                         $  6,032,973
                                                     ============

     Although the buyer agreed to provide the Company with a deed of trust on certain of the Harolds Club real estate sold as collateral in the event of default on the lease payments, such deed of trust had not been received as of December 31, 1996, and the Company does not anticipate receiving the deed of trust in light of the fact that all of the buyer's assets, including the Harolds Club real estate has been placed under the control of a bankruptcy trustee.

     The current owner of Harolds Club has not met its obligations with respect to the land leases and the lessors have demanded payment from the current lessor, FRI and from another, unrelated guarantor. On or about August 2, 1996, each of the five land lessors filed separate actions in the Second Judicial District Court (Washoe County), State of Nevada, seeking payment from FRI and the other guarantor of an aggregate of approximately $319,280 in unpaid lease payments plus interest, attorneys' fees and costs. On October 31, 1996, four of the land lessors entered into a stipulation with each of the named defendants pursuant to which the parties agreed to stay all action in the suits until April 15, 1997 in order to, among other things, allow the current owners an opportunity to find a buyer for the property and to allow FRI time to attempt to preserve the right to operate non-restricted gaming in the property. On March 20, 1997, the Nevada Gaming Commission approved the application filed by NCI to operate non-restricted gaming at Harolds Club for a period not to exceed one year from the date of approval. The Company intends to operate 21 slot machines at Harolds Club, on behalf of its owner, and at no significant cost to the Company, for a total of two hours per calendar quarter in order to preserve existing grandfather's rights which would allow a new purchaser to operate a non-restricted facility without building hotel rooms.

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

     On October 13, 1994, the Mississippi Gaming Commission formally adopted an infrastructure development regulation. This new regulation requires each casino operator to have a minimum level of infrastructure in connection with such operator's casino, which at a minimum consists of a 250 room hotel and/or certain entertainment facilities so long as the cost of those facilities is at least twenty-five percent (25%) of the total cost of the barge placed in service as a casino. Specifically excluded are parking garages, roads, sewage and other infrastructure items normally provided by governmental entities. If an operator does not have such infrastructure already in place, the requirements of the regulation must be approved at the time of the next renewal of such operator's gaming license (which was obtained by FMI in March 1996) or a plan showing how the operator intends to comply with the regulation must be presented. It is the intent of the Mississippi Gaming Commission that these be land-based facilities. FMI undertook the development of its 121-acre site to include a hotel and entertainment facility during December 1995. On July 23, 1996 FMI opened 100 rooms in the hotel, and the hotel was fully opened by October 5, 1996. The Company believes that this expansion fully satisfies the infrastructure development regulation adopted by the Mississippi Gaming Commission.

10.  RELATED PARTY TRANSACTIONS

     Accounts and notes receivable - related parties consist of the following at December 31:

                                                                                                1996              1995
        Unsecured notes receivable from stockholders with interest only payments due annually through June 30, 1997, at which time the entire
           principal amount is due and payable. The notes bear interest at 6.69%            $ 1,167,853      $ 1,167,853

        Unsecured note receivable from a former stockholder whose common shares in FRI and NCI were repurchased in 1992. (See Note 15). Interest only payments are due annually through June 30, 1997, at which time the principal amount is due and payable. The note bears interest at
           6.69%. Net of allowance for uncollectible portion of $510,439                        639,402          639,402

        Unsecured note receivable from a former stockholder whose common shares in FRI and NCI were repurchased in 1992 (see Note 15). The note bears interest at the prime rate plus 1% (9.25% at December

           31, 1996), not to exceed 13% nor be less than 9%. The note is                       1996             1995
           payable in monthly installments of $19,184 including interest                   ------------      -----------
           through April 1997                                                                   216,865          303,529

        Accrued interest receivable on notes                                                     81,725          122,200
        Other advances                                                                          114,097            6,533
                                                                                           ------------      -----------
        Total                                                                                 2,219,941        2,239,517
        Less current portion                                                                 (2,209,188)        (337,121)
                                                                                           ------------      -----------
        Long-term portion                                                                  $     10,753      $ 1,902,396
                                                                                           ============      ===========

     During 1994, the Company distributed $932,306 of the unsecured notes receivable from stockholders to those stockholders as dividends.

     Other advances represent advances made to affiliated companies. The amounts do not bear interest and there are no stated repayment terms. A portion of the amount is classified as non-current as significant repayments are not expected in 1997.

     Notes payable - related parties consist of the following at December 31:

                                                                                                1996              1995
        Unsecured notes payable to stockholders; interest
           at 6.24%; payable on demand                                                      $   304,637       $  667,820

        Subordinated notes payable (including $632,221 to a former stockholder)
           issued pursuant to the buy-out of the former general partners of
           FLVLP interest which occurred on November 1, 1992. The notes are unsecured and bear interest at the rate of 7.22% with interest payments due annually on the anniversary date of the note, with all
           principal and accrued interest payable in full on November 1, 1997                 1,807,255        1,807,255

        Other                                                                                    25,903            59,851
                                                                                            -----------       -----------
                                                                                              2,137,795         2,534,926
        Less current portion                                                                  2,111,892          (727,671)
                                                                                            -----------       -----------
        Long-term portion                                                                   $    25,903       $ 1,807,255
                                                                                            ===========       ===========

     Accrued interest payable on notes payable - related parties, included in accrued interest payable, was $4,191 and $44,719 at December 31, 1996 and 1995.

11.  ONEIDA NATION AGREEMENT

     In April 1993, the Company, through FNYI, entered into a Technical Assistance and Management Agreement (the "Agreement") with the Oneida Nation to provide loans and technical services to facilitate the opening of, and to manage for five years a casino gaming operation in Verona, New York. The Agreement was submitted for approval to the National Indian Gaming Commission (the "Commission"). The original terms of the Agreement obligated FNYI to provide $12 million of financing to the Oneida Nation and entitled FNYI to receive repayment of such financing as well as a management fee ranging from 7% to 9% from the net distributable profits of the gaming facility.

     In July 1993, the financing obligation of the Agreement was canceled and replaced by a loan agreement between Phil Griffith and the Oneida Nation. Pursuant to this new agreement, Mr. Griffith became obligated to repay FI $2,500,000 advanced by FI to the Oneida Nation through June 30, 1993, and to advance up to an additional $5,500,000 to the Oneida Nation. FI advanced additional funds to Mr. Griffith and had received repayments of all advances at December 31, 1995.

     Prior to the final approval of the Agreement by the Commission, the Oneida Nation elected in early 1994 to self-manage the facility. In consideration of the work performed prior and subsequent to the opening of the casino, FNYI entered into a settlement agreement on March 30, 1995 pursuant to which it is entitled to receive from the Oneida Nation $6.4 million, payable in 48 monthly payments of $133,333, commencing retroactively as of August 1, 1994. The retroactive payments totaling $933,333 were received on March 31, 1995 and subsequent monthly payments have been made.

12.  ARIZONA AGREEMENT

     On March 1, 1994, the Company, through FAMI, entered into a Technical Services and Casino Consulting Agreement (the "Technical Agreement") with the Yavapai-Apache Nation (the "Yavapai") to provide advisory and consulting services in connection with the opening of a casino operation on the Yavapai-Apache Nation Reservation in Arizona. Under the terms of the Technical Agreement, as amended on October 20, 1994, FAMI will be paid $25,000 to $150,000 per month, direct travel and related expenses, and a fee of $250,000 upon the opening of the permanent casino facility and a fee of $700,000 payable $100,000 per month.

     On April 25, 1994, FAMI entered into a Management Agreement (the "Management Agreement") with the Yavapai to manage the casino operations for a term of five years. The Management Agreement was approved by the Commission on May 22, 1995 and the Casino opened on May 23, 1995. The terms of the Management Agreement obligate FAMI to provide, or arrange for third parties to provide, up to $7.3 million of financing for the construction, development, equipping of, and working capital for, the Casino. As of the opening date, FAMI had advanced $677,000 for such purposes and had arranged financing and equipment leases which, in the aggregate, fully satisfied such obligations. The advances are treated as loans bearing interest at 12% per annum and are repayable over 12 months or less under certain circumstances. FAMI is also entitled to a management fee ranging from 10% to 19% of the net revenues of the gaming facility (less credits ranging from $95,000 in the first year to $270,000 in the fifth year of operations). FAMI paid $300,000 to the Yavapai upon execution of the Management Agreement and another $100,000 upon the approval of the Management Agreement by the Commission.

     The Yavapai are guaranteed to receive a minimum monthly payment of $500,000 from the operation of the casino. Should casino operations fail to produce net receipts sufficient to pay the guaranteed minimum, FAMI and FI are obligated to provide the necessary funds. Should FAMI or FI be required to make the guaranteed minimum payment for three consecutive months, FAMI may terminate the Agreement. Through December 31, 1996, the Company has not been required to make any payments.

     On or about February 23, 1996, FAMI initiated a claim for arbitration against the Yavapai relating to a dispute between the parties under the FAMI Technical Agreement. The dispute concerns the Company's entitlement to bonus payments as a result of the operations of the Cliff Castle. The Company contends that it is entitled to $100,000 bonus payments for the months of September, October, November, December 1995, and January 1996 because the casino generated Net Revenues and/or Yavapai share of Net Revenues in excess of $1.0 million for each of the aforementioned months triggering the right to the monthly bonus. The Company has not reflected such bonus payments in its consolidated financial statements for 1995 or 1996. Pursuant to an arbitration proceeding held during July 1996, it was determined that FAMI was not entitled to such bonus payments.

13.  PROFIT SHARING PLAN

     The Company has contributory profit-sharing plans for eligible employees. The Company's contribution to the plans for any year, as determined by the Board of Directors, is discretionary. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Plan contributions, excluding matching contributions described below, were $0, $301,585 and $256,498 for the years ended December 31, 1996, 1995 and 1994.

     Effective January 1, 1989, the Company amended the plans to include a 401(k) savings plan whereby eligible employees may contribute up to 15% of their salary, which is matched by the Company at 25 cents per employee dollar contributed, up to a maximum of 6% of their salary. The Company's matching contributions were $390,237, $197,006 and $194,048 for the years ended December 31, 1996, 1995 and 1994.

     Each employee age 21 or older completing 1,000 or more hours of service during the twelve-month period preceding the entry dates, January 1 or July 1, is eligible to participate in the plans.

     In addition, the Company contributes to multi-employer defined contribution pension plans under various union agreements. Contributions, based on wages paid to covered employees, were $322,405, $314,963 and $324,856 for the years ended December 31, 1996, 1995 and 1994. As of December 31, 1996, the Company's share of unfunded pension liabilities, if any, is unknown.

14.  CONTINGENCIES

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk such as guarantees, which are not reflected in the accompanying consolidated balance sheets.

     The Company has an irrevocable letter of credit with a bank in the amount of $266,000. Such letter, which expires on November 1, 1997, may be drawn upon by the State of Nevada Insurance Division in the event that FRI, NCI, or FLVI fails to pay to its employees workmen's compensation benefits under a self-insurance program. No amounts were drawn at December 31, 1996 and management does not expect any material losses to result from these off-balance-sheet instruments.

     LEGAL MATTERS - The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The current bankruptcy of an adjacent casino property involves the jointly developed access road to Fitzgeralds Tunica. In the opinion of management of the Company, the Company's continued access to the property is not in jeopardy and the ultimate outcome of this matter will not have a material adverse effect on the results of operations or the financial position of the Company.

     See also Note 15 below for a discussion concerning a dispute over the valuation of Harolds Club affecting the price payable by FRI to a former stockholder for repurchased shares.

15.  STOCKHOLDERS' EQUITY

     STOCK REPURCHASE

     On December 21, 1990, FRI entered into an agreement to repurchase certain of its outstanding common shares from a major stockholder. Such agreement also provided for the repurchase of similar ownership interests of such stockholder in NCI and a third entity.

     The price paid for the ownership interests of the stockholder in all three companies is $7,150,636. Such purchase price was allocated (per the terms of the agreement) $1 to NCI, $1 to the other entity, and the remainder to FRI. In connection therewith, FRI (1) paid $100,000 in cash, (2) issued notes payable totaling $5,262,485 (see Note 5), (3) increased due to related parties by $1,100,000, (4) exchanged a note receivable from the stockholder and related accrued interest of $300,172, and (5) exchanged land and a building with a net book value of $387,979.

     The purchase price may be adjusted for the stockholder's prorata share (prior to this agreement) of (1) the net sales proceeds of certain real properties (or their appraised net value at March 16, 1994), (2) the net sales proceeds of Harolds Club and Nevada Club (or their appraised net value at March 16, 1994), and, (3) future net operating results of FRI and NCI for a period until the earlier of the sale of Harolds Club and Nevada Club, the full repayment of the promissory note or the elapsing of 9.5 years from March 16, 1992. Any adjustments in purchase price will be effected by adjusting the amount of the promissory note. During 1992, an additional promissory note of $735,983 (included in $5,262,485 above) was signed to reflect the stockholder's prorata share of the net sales proceeds of a surface parking lot.

     The purchase price and notes payable to the stockholder were reduced by $56,061 in 1993 for an adjustment to tax liability of the stockholder for the repurchase of his shares.

     The appraisals discussed above were performed and resulted on March 16, 1994 in an increase in the purchase price and the note payable to the stockholder in the amount of $461,678.

     The purchase price was increased by $98,007 in 1995 for an adjustment to the tax liability of the stockholder for repurchase of his shares.

     As a result of the court order discussed below, the purchase price was increased by $636,020, interest expense was increased by $137,920 and the note payable to the stockholder was increased by $773,940 in 1996.

     LEGAL PROCEEDINGS

     In November 1994, the stockholder filed a complaint in the Second Judicial District Court in Washoe County, Nevada (the "Court"), alleging that the stockholder is entitled to additional consideration based on certain valuations of Harolds Club and for damages for his failure to be released from certain bank guarantees. Harolds Club was sold in May 1995, which released the stockholder from his bank guarantees.

     On September 13, 1996, the Court ordered an increase in the purchase price and the promissory note of $636,020 retroactive to March 16, 1994 which resulted in an additional increase in the promissory note and an increase in interest expense of $137,920. The court has not yet formalized its order into a final judgment. In response to both parties' motion for costs and attorney's fees, on January 15, 1997 the Court entered an order requiring each party to pay its own costs and attorneys fees. The parties are engaged in ongoing discussions to find a solution to the disputes involving the FRI Note and the Metzker Note. If a resolution cannot be reached, FRI intends to appeal the Court's judgment. If FRI does not appeal or does not prevail on appeal, the monthly payments due under the note will be adjusted on a pro-rata basis and will become payable retroactively to May 1994.


     CONTRIBUTIONS FROM STOCKHOLDERS/PARTNERS

     Pursuant to the business combination, the S corporation elections and partnership status of certain subsidiaries have been terminated. Therefore, undistributed earnings (losses) of these subsidiaries have been transferred to additional paid-in capital at the end of 1994 and 1995 in the consolidated statements of stockholders' equity.

     ISSUANCES OF STOCK

     During 1994, 79,731 shares of common stock were issued to the president of the Company in exchange for cash of $350,000 contributed to FI.

     During 1994, 553,054 common shares were issued in exchange for cash of $4,500,000 contributed to FSI.

     ISSUANCES OF WARRANTS

     The Company has outstanding common stock warrants issued in connection with its 1995 Offering. See Note 8.

     FSI has outstanding common stock purchase warrants issued in connection with its 13% Notes. See Note 7.

     During 1994, the Company sold for $133,650 in cash, warrants to purchase a total of 29,097 shares of common stock at $.05 per share. In addition, in 1994 the Company received $125,000 in cash in payment for 26,942 common shares to be issued upon completion of the Company's 1995 offering. Such shares were issued during 1996.

     ACQUISITION OF FI STOCK

     As part of the business combination, the Company issued 23,989 shares of its common stock in 1995 to a minority stockholder of FI upon the completion of the 1995 Offering.

     STOCK OPTIONS

     In February 1995, the Company granted options to purchase 87,140 shares of common stock of the Company at $1.00 per share to certain employees of the Company. 50% of the options granted vested on June 30, 1995. The remaining 50% of the options vested on June 30, 1996. The stock option plan requires the approval of the Nevada Gaming Control Board and Gaming Commission. No options had been exercised as of December 31, 1996.

     The Company has established a Stock Option Incentive Plan (the "Option Plan"), which permits the granting of options to officers, directors and key employees to purchase the Company's common stock at not less than the fair value at the time the options were granted. The maximum number of common shares available for issuance under the Option Plan is 600,000. No person eligible to receive options under the Option Plan may receive options for the purchase of more than an aggregate of 100,000 shares. The Option Plan provides for the grant of options to purchase common stock either that are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or that are not intended to so qualify ("Non-qualified options"). All officers, directors, and key employees are eligible to receive options under the Option Plan, except that only employees are eligible to receive incentive stock options.

     In December 1995, the Company granted options under the Option Plan to purchase 75,000 shares to each of two officers and 50,000 shares to each of two additional officers. In addition, approximately 193,000 options were granted under the Option Plan to Company employees concurrently with the closing of the 1995 Offering. In connection with the election of two non-employee directors concurrently with the 1995 Offering, the Company granted options to purchase 5,000 shares to each of such non-employee directors. During 1996, 6,000 options were granted under the Option Plan and 82,510 options were forfeited. These options are exercisable at $4.50 per share, with the options vesting ratably over three years. With the exception of 50,000 options which expired in 1996, all options will expire on December 31, 1999.

     The Option Plan is administered by the Board of Directors or, in its discretion, by a committee of the Board of Directors appointed for that purpose (the "Committee"), which, subject to the terms of the Option Plan, has the authority in its sole discretion to determine: (a) the individuals to whom options shall be granted; (b) the time or times at which options may be exercised; (c) the number of shares subject to each option, the option price and the duration of each option granted; and (d) all of the other terms an conditions of options granted under the Option Plan.

     The exercise price of options granted under the Option Plan must be at least equal to the fair market value of the shares on the date of grant (110% of fair market value in the case of participants who own shares possessing more than 10% of the combined voting power of the Company) and may not have a term in excess of 10 years from the date of grant (five years in the case of participants who are more than 10% stockholders). No optionee may receive in any year incentive stock options, whether under the Option Plan or any other plan of the Company or any of its subsidiaries, to purchase common stock if the aggregate fair market value (determined at the time the incentive stock option is granted) of the stock for which the incentive stock options are exercisable for the first time by such optionee during any calendar year exceeds $100,000.

     Options granted under the Option Plan are not transferable other than by will or the laws of descent and distribution. Unless otherwise determined by the Board of Directors or the Committee in connection with the grant of any non-qualified stock options, all stock options granted under the Option Plan will expire 90 days after the date of the optionee's termination of employment or other relationship with the Company for any reason other than death or permanent disability and one year after the optionee's termination of employment or other relationship by reason of death or permanent disability (but not, in either case, later than the scheduled expiration date). The termination of employment or other relationship of an optionee will not accelerate or otherwise affect the number of shares with respect to which a stock option may be exercised, which are limited to that number of shares which could have been purchased pursuant to the option had the option been exercised by the optionee on the date of such termination of employment or other relationship. In the case of death, options are permitted to be exercised by the person or persons to whom the rights under the options pass by will or by the laws of descent or distribution. No option is exercisable if such exercise would create a right of recovery for "short swing" profits under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), unless such restriction is expressly waived by the holder of the options.

     If the number of outstanding shares of common stock is increased or decreased, or if such shares are exchanged for a different number or kind of shares through reorganization, merger, recapitalization, reclassification, stock dividend, stock split, combination of shares or other similar transaction, the aggregate number of shares available for issuance under the Option Plan, the number of shares subject to outstanding options, the per share exercise price of outstanding options and the aggregate number of shares with respect to which options may be granted to a single participant will be appropriately adjusted by the Board of Directors or the Committee. No grant of options is permitted to be made under the Option Plan more than 10 years after its date of adoption. The Board of Directors has the authority to terminate or to amend the Option Plan, subject to the approval of the Company's stockholders under certain circumstances, provided that such action does not impair the rights of any holder of outstanding options without the consent of such holder.

     A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                               1996                    1995
                                        -------------------     -------------------
                                                   Weighted-               Weighted-
                                                   Average                 Average
                                                   Exercise                Exercise
                                        Shares      Price       Shares      Price

     Outstanding at beginning of year   526,561     $ 4.01         -        $ -

     Granted                              6,000     $ 4.50      540,140     $ 3.94

     Exercised                             -        $ -            -        $ -

     Forfeited                          (82,510)    $ 4.22      (13,579)    $ 1.00

     Outstanding at end of year         450,051     $ 3.98      526,561     $ 4.01

     Options exercisable at year-end    192,593     $ 3.28       36,781     $ 1.00

     As of December 31, 1996, the 450,051 options outstanding under the plans have exercise prices of either $1.00 and $4.50 and a weighted-average remaining contractual life of 2.80 years.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The compensation cost that has been charged against income for its plans was $63,666 and $215,042 for 1996 and 1995, respectively. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net loss and loss per common share would have been the amounts indicated below:

     Net loss                       As reported     $(13,493,926)   $(4,254,689)
                                    Proforma        $(13,599,207)   $(4,243,296)

     Loss per common share          As reported     $      (4.26)   $     (1.09)
                                    Proforma        $      (4.29)   $     (1.09)

     The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 1996 and 1995; risk-free interest rates of 5.91 percent and 5.45 percent, respectively, with expected lives of three years and four years, respectively. The weighted-average fair value of options granted during 1996 and 1995 were $0.71 and $1.32, respectively.

     REVERSE STOCK SPLIT

     In August 1995, the Company authorized an increase in the number of authorized shares of capital stock to 30,000,000 shares and a 1 for
     4.6396341 reverse stock split. Subsequent to approval by the Nevada Gaming Control Board and Gaming Commission the increase in the number of authorized shares and the reverse stock split were effected on September 20, 1995, and 29,200,000 shares of common stock and 800,000 shares of preferred stock were authorized. The consolidated financial statements have been retroactively adjusted to reflect common stock transactions of the Company in terms of the capital structure of Fitzgeralds Gaming Corporation, the parent company, and to give retroactive effect to the reverse stock split.

     TREASURY STOCK PURCHASE AND RETIREMENT

     Prior to the business combination, FMI purchased and retired certain of its shares held by a minority stockholder in exchange for a note payable in the amount of $333,333. The note was repaid with a portion of the proceeds from the 1995 Offering.

16.  MINORITY INTEREST

     Minority interest represents FNYI's and FAMI's minority stockholders' 15% share of the common equity and net income (loss) of FNYI and FAMI, respectively, and FMI's minority stockholders' 20% share of the common equity and net loss of FMI.

     The minority stockholders of FMI purchased their 20% interest for $2,000,000 consisting of $25,000 cash and non-recourse promissory notes payable to FMI of $1,975,000 which were partially secured by a deed of trust on certain real estate.

     In May 1995, the Company entered into an agreement with the 20% minority stockholders of FMI, pursuant to which the Company acquired such minority interests effective with the closing of the 1995 Offering. Upon execution of the agreement, the minority interest was placed in escrow and the Company reimbursed a minority stockholder of FMI for $75,000 of expenses incurred in connection with the organization of FMI. At the closing of the 1995 Offering, the promissory notes from the minority stockholders of FMI were returned to such stockholders. Following approval of the proposed transfer of the minority interests by the Mississippi Gaming Authorities, a deed of trust held as partial security for such notes was released. Additionally, the Company paid the minority stockholders $100,000 upon the closing of the 1995 Offering.

     At the time the minority interest in FMI was acquired, the minority interest had a debit book balance of $425,000. That amount plus the $100,000 purchase price was allocated to property and equipment of FMI under the purchase method of accounting.

17.  HAROLDS CLUB

     On November 29, 1994, the Company entered into a Purchase and Sale Agreement to sell certain assets of Harolds Club, primarily land, buildings and improvements, and casino name, with a book value of approximately $10,301,000. The Company retained the remaining assets of Harolds Club, consisting primarily of cash and gaming and other machinery and equipment, to be used at other properties, and will remain responsible for all liabilities of Harolds Club through the closing date of the sale and is contingently liable for lease obligations in the event that the buyer of Harolds Club does not make the required lease payments (see Note 9). At December 31, 1994, the Company recorded an allowance against the book value of the assets held for sale of $1,401,262 to write such assets down to estimated realizable value as evidenced by the sales price of the agreement described above. On March 31, 1995, the Company ceased operating Harolds Club pending completion of the Purchase and Sale Agreement. Deposits totaling $1,150,000 had been placed in the escrow account through April 20, 1995 to extend the closing date of the sale to May 31, 1995.

     On May 31, 1995 the sale of Harolds Club was completed and the Company received the $8,900,000 sales proceeds. Debt of the Company totaling approximately $8,237,000 was paid out of the proceeds.

18.  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reflected in the financial statements or tax returns. Deferred income taxes reflect the net effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

     The income tax (provision) benefit recognized in the consolidated financial statements consists of the following:

                                       1996           1995            1994
Current provision                   $         --   $         --    $    (36,177)
Deferred (provision) benefit           1,484,167     (2,825,746)      1,341,629
                                    ------------   ------------    ------------
Total                               $  1,484,167   $ (2,825,746)   $  1,305,452
                                    ============   ============    ============

     A reconciliation of the income tax (provision) benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated income (loss) before taxes is as follows:

                                                    1996           1995           1994
Tax benefit at U.S. statutory rate              $ 5,242,297    $   502,060    $ 2,628,147
Entities which had elected S corporation
  status or were partnerships                            --       (501,497)      (444,086)
Deferred liabilities recorded upon the change
  to a taxable status by entities which had
  elected S Corporation status or were
  partnerships                                           --     (3,002,235)            --
(Increase) decrease in valuation allowance       (3,567,514)       303,922       (869,337)
Other                                              (190,617)      (127,996)        (9,272)
                                                -----------    -----------    -----------
                                                $ 1,484,167    $(2,825,746)   $ 1,305,452
                                                ===========    ===========    ===========

     The tax items comprising the Company's net deferred tax liability as of December 31, 1996 are as follows:

                                               CURRENT        NON-CURRENT        TOTAL
Deferred tax assets:
  Start-up costs                              $        --    $  1,409,066    $  1,409,066
  Accrued and other liabilities                   844,448              --         844,448
  Bad debt reserve                                267,534              --         267,534
  FICA credits not utilized                            --         212,795         212,795
  NOL carryforward                                     --      12,806,098      12,806,098
  Other                                                --          93,567          93,567
                                              -----------    ------------    ------------
                                                1,111,982      14,521,526      15,633,508
                                              -----------    ------------    ------------
Deferred tax liabilities:
  Differences from flow through entity                 --         149,320         149,320
  Difference between book and
    tax basis of property                              --       8,498,185       8,498,185
  Prepaid expenses                                865,598              --         865,598
                                              -----------    ------------    ------------
                                                  865,598       8,647,505       9,513,103
                                              -----------    ------------    ------------
                                                  246,384       5,874,021       6,120,405
  Less:  valuation allowance                     (246,384)     (5,874,021)     (6,120,405)
                                              -----------    ------------    ------------
  Net deferred tax liability                  $        --    $         --    $         --
                                              ===========    ============    ============

     The tax items comprising the Company's net deferred tax liability as of December 31, 1995 are as follows:

                                        CURRENT      NON-CURRENT       TOTAL
Deferred tax assets:
  Start-up costs                      $        --    $ 1,975,183    $ 1,975,183
  Accrued and other liabilities           675,225             --        675,225
  Bad debt reserve                        301,891             --        301,891
  NOL carryforward                             --      3,765,535      3,765,535
                                      -----------    -----------    -----------
                                          977,116      5,740,718      6,717,834
                                      -----------    -----------    -----------
Deferred tax liabilities:
  Difference between book and
    tax basis of property                      --      6,379,980      6,379,980
  Prepaid expenses                        921,080             --        921,080
  Other                                        --         84,184         84,184
                                      -----------    -----------    -----------
                                          921,080      6,464,164      7,385,244
                                      -----------    -----------    -----------
                                           56,036       (723,446)      (667,410)
  Less:  valuation allowance             (119,708)      (697,049)      (816,757)
                                      -----------    -----------    -----------
  Net deferred tax liability          $   (63,672)   $(1,420,495)   $(1,484,167)
                                      ===========    ===========    ===========

     As of December 31, 1996, the Company had consolidated net operating loss carryforwards of approximately $27 million which are available to offset future taxable income through 2011. Of these carryforwards, $3.7 million are available only to offset future taxable income of FMI. The availability of the loss carryforwards may be further limited in the event of a significant change in ownership of the entities.

     CHANGE IN TAX STATUS - The provision for income taxes for the year ended December 31, 1995 has been increased by $3,002,235 as a result of recording deferred tax liabilities upon the change to a taxable status by certain subsidiaries of the Company in connection with the business combination.

19.  GUARANTEE OF 1995 NOTES AND PRIORITY NOTES

     The Company's obligations under the 1995 Notes and the Priority Notes are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries of the Company on the issue date (other than FAMI, FNYI, and NCI). This guarantee is secured by a first priority lien on substantially all assets of the guarantor subsidiaries (other than FRI) other than certain excluded assets, as defined. Such excluded assets include, among other things, (a) the leased portions of Fitzgeralds Las Vegas, unless certain consents are obtained; (b) the assets of FRI, including Fitzgeralds Reno; (c) stock of unrestricted subsidiaries (as defined); (d) cash and cash equivalents, other than those required to be deposited in certain restricted accounts, revenues from hotel room rentals; (e) existing equipment subject to financing and any newly acquired or leased assets financed with certain permitted or non-recourse indebtedness; (f) the agreement evidencing the receivable from the Oneida Nation; (g) the management and consulting agreements with respect to the Cliff Castle Casino; (h) gaming licenses; and (I) the license agreement with Holiday Inn. Pursuant to the Indenture governing the 1995 Notes, the excluded assets (other than those in clause (e)) may not be subjected to liens in favor of third parties.

     Condensed consolidating financial statement information for Fitzgeralds Gaming Corporation, the Guarantor Subsidiaries, the Excluded Assets, the Non-Guarantor Subsidiaries and Eliminating Entries (which consist principally of the elimination of intercompany loan and investment accounts) follows.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                       FITZGERALDS                                       NON
                                         GAMING         GUARANTOR       EXCLUDED      GUARANTOR      ELIMINATING      CONSOLIDATED
ASSETS                                 CORPORATION     SUBSIDIARIES      ASSETS      SUBSIDIARIES      ENTRIES           TOTAL
CURRENT ASSETS:
  Cash and cash equivalents            $       -       $       -       $12,920,340    $  429,157    $        -        $ 13,349,497
  Accounts and notes receivable, net         38,198       1,359,755      2,470,821       397,255             -           4,266,029
  Inventories                                  -          1,048,859        461,360        35,442             -           1,545,661
  Prepaid and other current assets          171,810       1,892,658        784,121       220,100             -           3,068,639
                                       ------------    ------------    -----------    ----------    -------------     ------------
      Total current assets                  210,008       4,301,222     16,636,642     1,081,954             -          22,229,826
                                       ------------    ------------    -----------    ----------    -------------     ------------
PROPERTY AND EQUIPMENT, net                  81,178     118,459,014     30,947,784     4,299,254       (1,904,147)(c)  151,883,083
                                       ------------    ------------    -----------    ----------    -------------     ------------
OTHER ASSETS:
  Long-term accounts and notes
    receivable, net of current portion  128,588,039       7,643,800      4,151,057     2,082,720     (143,454,863)(a)       10,753
  Other assets                           (1,924,100)      9,331,830        261,910       568,924        8,816,348 (b)   17,054,912
                                       ------------    ------------    -----------    ----------    -------------     ------------
      Total other assets                126,663,939      16,975,630      4,412,967     2,651,644     (133,638,515)      17,065,665
                                       ------------    ------------    -----------    ----------    -------------     ------------
TOTAL                                  $126,955,125    $130,735,866    $51,997,393    $8,032,852    $(135,542,662)    $191,178,574
                                       ============    ============    ===========    ==========    =============     ============
LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt    $    120,415    $  5,659,167    $21,551,187    $  418,851    $        -        $ 27,749,620
  Accounts payable, accrued and other     3,145,683      14,673,045      4,782,085       704,309       (1,791,806)(d)   21,513,216
                                       ------------    ------------    -----------    ----------    -------------     ------------
      Total current liabilities           3,266,098      20,332,212     26,333,272     1,123,060       (1,791,806)      49,262,836
                                       ------------    ------------    -----------    ----------    -------------     ------------
LONG TERM DEBT, net of current portion  114,922,596     136,461,703     11,831,285     7,121,669     (142,454,863)(a)  127,882,390
                                       ------------    ------------    -----------    ----------    -------------     ------------
      Total liabilities                 118,188,693     156,793,915     38,164,557     8,244,729     (144,346,669)     177,145,226
                                       ------------    ------------    -----------    ----------    -------------     ------------
MINORITY INTEREST                              -               -              -          687,837             -             587,837

CUMULATIVE REDEEMABLE PREFERRED STOCK    15,488,782            -              -             -                -          15,488,782
STOCKHOLDERS' EQUITY (DEFICIENCY)        (6,722,351)    (17,058,049)    13,832,836      (799,714)       8,704,007 (e)   (2,043,271)
                                       ------------    ------------    -----------    ----------    -------------     ------------
TOTAL                                  $126,955,125    $139,735,866    $51,997,393    $8,032,852    $(135,542,662)    $191,178,574
                                       ============    ============    ===========    ==========    =============     ============

(a)  To eliminate intercompany accounts and notes receivable and payable.
(b)  To eliminate investment in subsidiaries.
(c)  To eliminate intercompany gain on sale of assets.
(d)  To eliminate intercompany deferred interest income.
(e) To eliminate investment in subsidiaries, intercompany gain on sale of assets and intercompany deferred interest income.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 1995

                                           FITZGERALDS
                                             GAMING         GUARANTOR          EXCLUDED
ASSETS                                     CORPORATION     SUBSIDIARIES         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents              $           --   $           --   $   18,091,562
  Accounts and notes receivable, net                 --        1,155,811          979,189
  Inventories                                        --          763,602          235,753
  Prepaid and other current assets               22,000        1,847,530        1,563,681
                                         --------------   --------------   --------------
      Total current assets                       22,000        3,766,943       20,870,185
                                         --------------   --------------   --------------
PROPERTY AND EQUIPMENT, net                          --       69,094,819       32,122,248
                                         --------------   --------------   --------------
OTHER ASSETS:
  Long-term accounts and notes
    receivable, net of current portion      116,347,578        2,561,905        5,409,274
  Other assets                               12,624,423       58,138,519          271,752
                                         --------------   --------------   --------------
      Total other assets                    128,972,001       60,700,424        5,681,026
                                         --------------   --------------   --------------
TOTAL                                    $  128,994,001   $  133,562,186   $   58,673,459
                                         ==============   ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt      $           --   $    3,906,200   $    6,741,356
  Accounts payable, accrued and other         3,147,028        8,782,265        4,267,093
                                         --------------   --------------   --------------
      Total current liabilities               3,147,028       12,688,465       11,008,449
                                         --------------   --------------   --------------
LONG TERM DEBT, net of current portion      107,530,786      120,563,157       28,320,439

DEFERRED TAX LIABILITY                               --               --        3,094,835
                                         --------------   --------------   --------------
      Total liabilities                     110,677,814      133,251,622       42,423,723
                                         --------------   --------------   --------------
MINORITY INTEREST                                    --               --               --

CUMULATIVE REDEEMABLE PREFERRED STOCK        11,952,629               --               --
STOCKHOLDERS' EQUITY                          6,363,558          310,564       16,249,736
                                         --------------   --------------   --------------
TOTAL                                    $  128,994,001   $  133,562,186   $   58,673,459
                                         ==============   ==============   ==============

                                              NON
                                           GUARANTOR        ELIMINATING          CONSOLIDATED
                                          SUBSIDIARIES        ENTRIES               TOTAL
CURRENT ASSETS:
  Cash and cash equivalents              $    1,752,262               --       $   19,843,824
  Accounts and notes receivable, net            871,961               --            3,006,961
  Inventories                                    28,493               --            1,027,848
  Prepaid and other current assets              264,050         (119,963)(d)        3,577,298
                                         --------------   --------------       --------------
      Total current assets                    2,916,766         (119,963)          27,455,931
                                         --------------   --------------       --------------
PROPERTY AND EQUIPMENT, net                   4,489,749       (1,904,147)(c)      103,802,669
                                         --------------   --------------       --------------
OTHER ASSETS:
  Long-term accounts and notes
    receivable, net of current portion          706,393     (123,122,754)(a)        1,902,396
  Other assets                                  451,415       (7,433,766)(b)       64,052,343
                                         --------------   --------------       --------------
      Total other assets                      1,157,808     (130,556,520)          65,954,739
                                         --------------   --------------       --------------
TOTAL                                    $    8,564,323   $ (132,580,630)      $  197,213,339
                                         ==============   ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt      $      578,549   $           --       $   11,226,105
  Accounts payable, accrued and other           784,889         (119,963)(d)       16,861,312
                                         --------------   --------------       --------------
      Total current liabilities               1,363,438         (119,963)          28,087,417
                                         --------------   --------------       --------------
LONG TERM DEBT, net of current portion        6,175,106     (123,122,754)(a)      139,466,734
DEFERRED TAX LIABILITY                               --       (1,674,340)(d)        1,420,495
                                         --------------   --------------       --------------
      Total liabilities                       7,538,544     (124,917,057)         168,974,646
                                         --------------   --------------       --------------
MINORITY INTEREST                               225,097               --              225,097

CUMULATIVE REDEEMABLE PREFERRED STOCK                --               --           11,952,629
STOCKHOLDERS' EQUITY                            800,682       (7,663,573)(b)       16,060,967
                                         --------------   --------------       --------------
TOTAL                                    $    8,564,323   $ (132,580,630)      $  197,213,339
                                         ==============   ==============       ==============

(a)  To eliminate intercompany accounts and notes receivable and payable.
(b)  To eliminate investment in subsidiaries and reclassify deferred tax assets.
(c)  To eliminate intercompany gain on sale of assets.
(d)  To reclassify deferred tax assets and liabilities.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION
DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------------------------------
                                 FITZGERALDS                                        NON
                                    GAMING       GUARANTOR       EXCLUDED        GUARANTOR      ELIMINATING     CONSOLIDATED
                                 CORPORATION    SUBSIDIARIES      ASSETS        SUBSIDIARIES      ENTRIES          TOTAL
OPERATING REVENUES:
  Casino                        $      -          73,380,708    $20,380,175     $  5,524,001   $      -         $111,284,884
  Food and beverage                    -          12,051,750      4,991,981        1,508,247          -           18,551,978
  Rooms                                -          10,849,429      5,026,400             -             -           15,875,829
  Other                                -           2,764,789        983,476        6,258,163       (601,430)(d)    7,405,998
                                ------------    ------------    -----------     ------------   ------------     ------------
      Total                            -         101,047,676     41,382,032       11,290,811       (601,430)     153,118,689
  Less promotional allowances          -           8,202,222      3,749,037          637,083          -           12,588,342
                                ------------    ------------    -----------     ------------   ------------     ------------
      Net                              -          92,845,454     37,632,995       10,653,328       (601,430)     140,530,347
                                ------------    ------------    -----------     ------------   ------------     ------------

OPERATING COSTS AND
  EXPENSES:
  Casino                               -          39,994,989     14,502,541        3,910,240        (84,410)(d)   58,323,360
  Food and beverage                    -           8,828,750      2,425,602        1,076,119          -           13,330,471
  Rooms                                -           7,792,686      1,851,808             -             -            9,644,494
  Other operating                         16       1,337,345        216,155             -             -            1,543,516
  Selling, general and
    administrative                 4,965,042      30,287,509     13,041,387        2,103,578     (5,476,760)(g)   44,920,756
  Depreciation and amortization       13,071       6,373,534      2,277,840          282,506          -            8,896,951
                                ------------    ------------    -----------     ------------   ------------     ------------
      Total                        4,978,129      94,604,813     35,315,333        7,322,443     (5,561,170)     136,650,548
                                ------------    ------------    -----------     ------------   ------------     ------------

INCOME (LOSS) FROM
  OPERATIONS                      (4,978,129)     (1,759,359)     2,317,662        3,330,885      4,959,740        3,870,799

OTHER INCOME (EXPENSE):
  Interest and other income       20,814,691       1,764,649        451,453          110,923    (20,950,007)(h)    2,191,700
  Interest expense               (18,033,588)    (16,178,645)    (3,232,511)        (584,458)    17,782,073 (e)  (20,247,129)
  Gain on sale of assets               -             127,370         92,857           30,249          -              250,476
  Interest in income (loss)
    of subsidiaries              (13,083,662)      3,345,460          -                 -         9,738,202 (f)         -
  Equity in loss of
    unconsolidated affiliate           -            (681,208)         -                 -             -             (681,208)
  Minority interest in income
    of subsidiaries                    -               -              -             (362,740)         -             (362,740)
                                ------------    ------------    -----------     ------------   ------------     ------------
INCOME (LOSS) BEFORE TAXES       (15,280,688)    (13,381,733)      (370,539)       2,524,859     11,530,008      (14,978,093)

INCOME TAX (PROVISION)
  BENEFIT                             (5,044)     (1,463,950)     2,974,872          (21,711)         -            1,484,167
                                ------------    ------------    -----------     ------------   ------------     ------------

NET INCOME (LOSS)               $(15,285,732)   $(14,845,683)   $ 2,604,333     $  2,503,148   $ 11,530,008     $(13,493,926)
                                ============    ============    ===========     ============   ============     ============

(d)  To eliminate intercompany rental income and expense.
(e)  To eliminate intercompany interest expense.
(f)  To eliminate interest in loss of subsidiaries.
(g) To eliminate intercompany rental expense and intercompany management fee expense.
(h) To eliminate intercompany interest income, intercompany management fee income and intercompany deferred interest income.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
DECEMBER 31, 1995

                                              FITZGERALDS
                                                GAMING            GUARANTOR          EXCLUDED
                                              CORPORATION       SUBSIDIARIES          ASSETS
OPERATING REVENUES:
  Casino                                     $         --      $   75,308,493    $   32,232,241
  Food and beverage                                    --          10,957,875         5,512,901
  Rooms                                                --           6,989,510         6,127,396
  Other                                                --           3,020,701           785,946
                                             --------------    --------------    --------------
      Total                                            --          96,276,579        44,658,484
  Less promotional allowances                          --           6,723,700         4,376,155
                                             --------------    --------------    --------------
      Net                                              --          89,552,879        40,282,329
                                             --------------    --------------    --------------
OPERATING COSTS AND EXPENSES:
  Casino                                               --          36,655,063        15,333,814
  Food and beverage                                    --           7,454,233         3,805,535
  Rooms                                                --           5,276,164         1,844,662
  Other operating                                      --           1,439,955           371,579
  Selling, general and administrative                94,872        25,435,797        11,918,155
  Depreciation and amortization                        --           5,385,063         2,011,942
                                             --------------    --------------    --------------
      Total                                          94,872        81,646,275        35,285,687
                                             --------------    --------------    --------------

INCOME (LOSS) FROM OPERATIONS                       (94,872)        7,906,604         4,996,642
OTHER INCOME (EXPENSE):
  Interest and other income                         576,366           319,795           482,840
  Interest expense                                 (545,338)      (11,804,488)       (2,607,465)
  Gain on sale of assets                               --           1,978,769           219,380
  Interest in income (loss) of subsidiaries      (2,782,270)        1,323,332              --
  Equity in loss of unconsolidated
    affiliate                                          --            (846,761)             --
  Minority interest in income
    of subsidiaries                                    --                --                --
                                             --------------    --------------    --------------
INCOME (LOSS) BEFORE TAXES                       (2,846,114)       (1,122,749)        3,091,397

INCOME TAX (PROVISION) BENEFIT                       24,274         1,465,260        (3,519,900)
                                             --------------    --------------    --------------
NET INCOME (LOSS)                            $   (2,821,840)   $      342,511    $     (428,503)
                                             ==============    ==============    ==============

                                                   NON
                                                GUARANTOR        ELIMINATING          CONSOLIDATED
                                               SUBSIDIARIES        ENTRIES               TOTAL
OPERATING REVENUES:
  Casino                                     $    7,507,680    $         --         $  115,048,414
  Food and beverage                               1,806,037              --             18,276,813
  Rooms                                                --                --             13,116,906
  Other                                           3,158,608           (96,114)(d)        6,869,141
                                             --------------    --------------       --------------
      Total                                      12,472,325           (96,114)         153,311,274
  Less promotional allowances                       814,323              --             11,914,178
                                             --------------    --------------       --------------
      Net                                        11,658,002           (96,114)         141,397,096
                                             --------------    --------------       --------------
OPERATING COSTS AND EXPENSES:
  Casino                                          5,227,830           (58,687)(d)       57,158,020
  Food and beverage                               1,237,120              --             12,496,888
  Rooms                                                --                --              7,120,826
  Other operating                                     9,623              --              1,821,157
  Selling, general and administrative             3,610,290           (37,427)(d)       41,021,687
  Depreciation and amortization                     613,493              --              8,010,498
                                             --------------    --------------       --------------
      Total                                      10,698,356           (96,114)         127,629,076
                                             --------------    --------------       --------------

INCOME (LOSS) FROM OPERATIONS                       959,646              --             13,768,020
OTHER INCOME (EXPENSE):
  Interest and other income                         106,677        (1,048,410)(e)          437,268
  Interest expense                               (1,117,971)        1,048,410 (e)      (15,026,852)
  Gain on sale of assets                            165,431        (1,904,147)(e)          459,433
  Interest in income (loss) of subsidiaries            --           1,458,938 (f)             --
  Equity in loss of unconsolidated
    affiliate                                          --                --               (846,761)
  Minority interest in income
    of subsidiaries                                (220,051)             --               (220,051)
                                             --------------    --------------       --------------

INCOME (LOSS) BEFORE TAXES                         (106,268)         (445,209)          (1,428,943)

INCOME TAX (PROVISION) BENEFIT                     (795,380)             --             (2,825,746)
                                             --------------    --------------       --------------
NET INCOME (LOSS)                            $     (901,648)   $     (445,209)      $   (4,254,689)
                                             ==============    ==============       ==============

(c)  To eliminate intercompany gain on sale of assets.
(d)  To eliminate intercompany rental income and expense.
(e)  To eliminate intercompany interest income and expense.
(f)  To eliminate interest in (income) loss of subsidiaries.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
DECEMBER 31, 1994

                                         FITZGERALDS                                  NON
                                           GAMING        GUARANTOR     EXCLUDED     GUARANTOR     ELIMINATING    CONSOLIDATED
                                         CORPORATION   SUBSIDIARIES     ASSETS     SUBSIDIARIES     ENTRIES          TOTAL
OPERATING REVENUES:
  Casino                                 $         --  $ 59,729,258  $ 30,485,188  $ 18,979,300  $        --    $ 109,193,746
  Food and beverage                                --     9,770,389     5,187,694     3,583,321           --       18,541,404
  Rooms                                            --     6,342,993     6,174,241            --           --       12,517,234
  Other                                            --     2,276,744       594,268       582,659      (20,020)(d)    3,433,651
                                         ------------- ------------- ------------- ------------- ------------   --------------
      Total                                        --    78,119,384    42,441,391    23,145,280      (20,020)     143,686,035
  Less promotional allowances                      --     5,731,368     4,254,806     1,865,649           --       11,851,823
                                         ------------- ------------- ------------- ------------- ------------   --------------
      Net                                          --    72,388,016    38,186,585    21,279,631      (20,020)     131,834,212
                                         ------------- ------------- ------------- ------------- ------------   --------------
OPERATING COSTS AND
  EXPENSES:
  Casino                                           --    29,812,250    14,190,884    11,982,689      (20,020)(d)   55,965,803
  Food and beverage                                --     6,898,261     3,332,310     1,997,082           --       12,227,653
  Rooms                                            --     5,147,597     1,738,956            --           --        6,886,553
  Other operating                                  --     1,437,396       278,799        42,519           --        1,758,714
  Selling, general and administrative              --    19,222,071    10,300,283     8,948,600           --       38,470,954
  Depreciation and amortization                    --     4,875,312     1,999,584     1,395,778           --        8,270,674
  Pre-opening expenses                             --     4,856,039            --            --           --        4,856,039
  Write down of Harolds Club assets                              --            --            --           --               --
    to estimated realizable value                  --            --            --     1,401,262           --        1,401,262
                                         ------------- ------------- ------------- ------------- ------------   --------------
      Total                                        --    72,248,926    31,840,816    25,767,930      (20,020)     129,837,652
                                         ------------- ------------- ------------- ------------- ------------   --------------
INCOME (LOSS) FROM
  OPERATIONS                                       --       139,090     6,345,769    (4,488,299)          --        1,996,560

OTHER INCOME (EXPENSE):
  Interest and other income                        --       308,679       378,603       326,339     (271,097)(e)      742,524
  Interest expense                                 --    (7,438,742)   (2,257,104)   (1,545,893)     271,097 (e)  (10,970,642)
  Gain on sale of assets                           --        62,400        38,029       401,286           --          501,715
  Interest in loss of subsidiaries         (5,979,287)           --            --            --    5,979,287 (f)           --
  Minority interest in (income) loss                             --            --            --           --               --
    of subsidiaries                                --       450,000            --        (4,896)          --          445,104
                                         ------------- ------------- ------------- ------------- ------------   --------------
INCOME (LOSS) BEFORE TAXES                 (5,979,287)   (6,478,573)    4,505,297    (5,311,463)   5,979,287       (7,284,739)
                                                                 --            --            --           --               --
INCOME TAX BENEFIT                                 --     1,305,452            --            --           --        1,305,452
                                         ------------- ------------- ------------- ------------- ------------   --------------
NET INCOME (LOSS)                        $ (5,979,287) $ (5,173,121)  $ 4,505,297  $ (5,311,463) $ 5,979,287     $ (5,979,287)
                                         ============= ============= ============= ============= ============   ==============


(d)  To eliminate intercompany rental income and expense.
(e)  To eliminate intercompany interest income and expense.
(f)  To eliminate interest in loss of subsidiaries.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
DECEMBER 31, 1996

                                         FITZGERALDS                                     NON
                                            GAMING       GUARANTOR        EXCLUDED     GUARANTOR    ELIMINATING     CONSOLIDATED
                                         CORPORATION   SUBSIDIARIES        ASSETS    SUBSIDIARIES     ENTRIES           TOTAL
  NET CASH PROVIDED BY (USED
    IN) OPERATING ACTIVITIES            $(11,572,491)  $  6,265,026     $ 2,739,732  $ 3,326,332   $      -         $    758,599
                                        ------------   ------------     -----------  -----------   -------------    ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Proceeds from sale of assets                -           143,941         190,857       37,731          -              372,529
    Repayments from related parties             -              -             86,664         -             -               86,664
    Acquisition of property and
     equipment                               (94,249)   (52,266,449)       (898,548)      (4,493)         -          (53,263,739)
    Advances to related parties                 -              -               -            -             -               -
    Decrease in restricted cash                 -        46,845,677            -            -             -           46,845,677
    Distributions from 101 Main Street          -           594,000            -            -             -              594,000
    Dividends received                          -         3,698,396            -            -       (3,698,396)(a)          -
    Investment in Fremont
      Street Experience                         -        (1,002,999)           -            -             -           (1,002,999)
                                        ------------   ------------     -----------  -----------   -----------      ------------
  Net cash provided by (used in)
    investing activities                     (94,249)    (1,987,434)       (621,027)      33,238    (3,698,396)       (6,367,868)
                                        ------------   ------------     -----------  -----------   -----------      ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from issuance of
      common stock                             1,350           -               -            -             -                1,350
    Payment of debt issue costs             (275,625)          -               -            -             -             (275,625)
    Proceeds from issuance of debt         5,654,211      3,988,853            -            -             -            9,643,064
    Repayment of long-term debt             (523,332)    (5,743,515)     (3,376,283)    (579,131)         -          (10,222,261)
    Dividends                                   -              -               -      (4,103,544)   (3,698,396)(a)      (405,148)
    Decrease in restricted cash                 -              -            471,569         -             -              471,569
    Other                                       -              -            (98,007)        -             -              (98,007)
                                        ------------   ------------     -----------  -----------   -----------      ------------
  Net cash provided by (used in)
    financing activities                   4,856,604     (1,754,662)     (3,002,721)  (4,682,675)    3,698,396          (885,058)
                                        ------------   ------------     -----------  -----------   -----------       -----------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS               (6,810,136)     2,522,930        (884,016)  (1,323,105)         -           (6,494,327)
RECLASSIFICATION TO
  EXCLUDED ASSETS                         (2,887,273)(b) (8,764,179)(b)  11,651,452(b)      -             -                 -
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                        9,697,409      6,241,249       2,152,904    1,752,262          -           19,843,824
                                        ------------   ------------     -----------  -----------   ------------     ------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                           $       -      $       -        $12,920,340  $   429,157   $      -         $ 13,349,497
                                        ============   ============     ===========  ===========   ==============   ============

(a)  To eliminate intercompany dividends.
(b)  To reclassify net increase (decrease) in cash to excluded assets.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
DECEMBER 31, 1995

                                         FITZGERALDS                                   NON
                                            GAMING       GUARANTOR     EXCLUDED     GUARANTOR    ELIMINATING   CONSOLIDATED
                                         CORPORATION   SUBSIDIARIES     ASSETS    SUBSIDIARIES     ENTRIES         TOTAL
  NET CASH PROVIDED BY (USED
    IN) OPERATING ACTIVITIES            $    (708,178) $  6,616,790  $ 3,586,770  $ (1,027,387)            --  $  8,467,995
                                        -------------- ------------- ------------ ------------- -------------- -------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Proceeds from sale of assets        $          --       364,839      269,891     9,073,601             --     9,708,331
    Repayments from related parties                --        25,137           --       219,466        (25,137)      219,466
    Purchase of treasury stock                     --      (333,333)          --            --             --      (333,333)
    Acquisition of property and
     equipment                                     --    (6,957,830)  (2,782,834)      (89,463)            --    (9,830,127)
    Advances to related parties          (114,874,329)           --           --            --    114,874,329            --
    Increase in restricted cash                    --   (49,100,000)          --            --             --   (49,100,000)
    Increase in advances receivable                --      (541,650)          --            --             --      (541,650)
    Dividends received                             --       777,750           --            --       (777,750)           --
    Investment in Fremont
      Street Experience                            --      (526,678)          --            --             --      (526,678)
                                        -------------- ------------- ------------ ------------- -------------- -------------
  Net cash provided by (used in)
    investing activities                 (114,874,329)  (56,291,765)  (2,512,943)    9,203,604    114,071,442   (50,403,991)
                                        -------------- ------------- ------------ ------------- -------------- -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from 1995 Offering           135,014,840            --           --            --             --   135,014,840
    Payment of 1995 Offering costs         (9,983,915)           --           --            --             --    (9,983,915)
    Advances from related parties                  --   114,874,329      868,195            --   (114,874,329)      868,195
    Proceeds from issuance of debt                 --     4,675,367    2,525,596            --             --     7,200,963
    Repayment of long-term debt                    --   (67,506,379)  (2,578,226)   (8,869,635)            --   (78,954,240)
    Dividends                                      --            --     (914,792)     (881,250)       777,750    (1,018,292)
    Repayments to related parties                  --    (2,700,000)    (225,562)     (212,892)        25,137    (3,113,317)
    Increase in restricted cash                    --            --     (120,415)           --             --      (120,415)
                                        -------------- ------------- ------------ ------------- -------------- -------------
  Net cash provided by (used in)
    financing activities                  125,030,925    49,343,317     (445,204)   (9,963,777)  (114,071,442)   49,893,819
                                        -------------- ------------- ------------ ------------- -------------- -------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                 9,448,418      (331,658)     628,623    (1,787,560)            --     7,957,823
RECLASSIFICATION TO
  EXCLUDED ASSETS                          (9,697,409)   (6,241,249)  15,938,658            --             --            --
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                           248,991     6,572,907    1,524,281     3,539,822             --    11,886,001
                                        -------------- ------------- ------------ ------------- -------------- -------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                           $         --             --  $18,091,562  $  1,752,262  $          --   $19,843,824
                                        ============== ============= ============ ============= ============== =============


(a)  To eliminate intercompany accounts and notes receivable and payable.
(b)  To eliminate intercompany dividends.
(c)  To reclassify net increase (decrease) in cash to excluded assets.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
DECEMBER 31, 1994

                                             FITZGERALDS                                     NON
                                                GAMING       GUARANTOR      EXCLUDED      GUARANTOR     ELIMINATING   CONSOLIDATED
                                             CORPORATION    SUBSIDIARIES     ASSETS      SUBSIDIARIES     ENTRIES         TOTAL
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                    $          --  $   2,386,200  $  7,031,390  $  (1,679,267)  $         --  $  7,738,323
                                            -------------- -------------- ------------- -------------- -------------- -------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Proceeds from sale of assets                       --         62,400        38,456        414,138             --       514,994
    Repayments from related parties                    --             --       109,085      2,420,274             --     2,529,359
    Decrease in long-term deposit                      --             --            --          4,345             --         4,345
    Acquisition of property and equipment              --    (33,126,974)     (380,451)      (104,483)            --   (33,611,908)
    Advances to related parties                        --             --       (91,600)            --             --       (91,600)
    Increase in restricted investment                  --     (1,000,000)           --             --             --    (1,000,000)
    Increase in advances receivable                    --     (1,958,350)           --             --             --    (1,958,350)
    Investment in Fremont Street Experience            --     (1,123,200)           --             --             --    (1,123,200)
                                            -------------- -------------- ------------- -------------- -------------- -------------
  Net cash provided by (used in) investing
    activities                                         --    (37,146,124)     (324,510)     2,734,274             --   (34,736,360)
                                            -------------- -------------- ------------- -------------- -------------- -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from issuance of stock                    --      4,850,000            --             --             --     4,850,000
    Proceeds from issuance of warrants            258,650             --            --             --             --       258,650
    Advances from (to) related parties             (9,659)     3,800,421    (4,186,257)     1,641,452             --     1,245,957
    Proceeds from issuance of debt                     --     36,000,000            --             --             --    36,000,000
    Repayment of long-term debt                        --     (3,225,577)   (1,974,914)    (3,247,319)            --    (8,447,810)
    Payment of debt offering costs                     --     (2,491,600)           --             --             --    (2,491,600)
    Dividends                                          --             --      (761,999)            --             --      (761,999)
    Increase in restricted cash                        --             --      (351,154)            --             --      (351,154)
    Other                                              --             --            --            150             --           150
                                            -------------- -------------- ------------- -------------- -------------- -------------
  Net cash provided by (used in)
    financing activities                          248,991     38,933,244    (7,274,324)    (1,605,717)            --    30,302,194
                                            -------------- -------------- ------------- -------------- -------------- -------------
NET INCREASE (DECREASE) IN CASH                   248,991      4,173,320      (567,444)      (550,710)            --     3,304,157

RECLASSIFICATION TO EXCLUDED
  ASSETS                                         (248,991)    (4,173,320)    4,422,311             --             --            --

CASH, BEGINNING OF YEAR                                --             --     4,491,312      4,090,532             --     8,581,844
                                            -------------- -------------- ------------- -------------- -------------- -------------
CASH, END OF YEAR                           $          --  $          --  $  8,346,179  $   3,539,822  $          --  $ 11,886,001
                                            ============== ============== ============= ============== ============== =============

(a)  To reclassify net increase (decrease) in cash to excluded assets.


                                     ******