Form 10-K405/A
period 1996-12-31
FITZGERALDS GAMING CORP
filed 1997-04-02
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

Explanatory Note:

This amendment is being filed to correct several typographical errors and make certain other corrections to the financial statements filed with the Company's Form 10-K for the year ended December 31, 1996.

                                        SIGNATURES



        Pursuant to the requirements of Section 13 on 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 1997.


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


Signature                           Title                             Date
---------                           -----                             ----
/s/ PHILIP D. GRIFFITH              President, Chief Executive        April 1, 1997
--------------------------------    Officer, and Director (Principal
 Philip D. Griffith                 Executive Officer)



/s/ FERNANDO BENSUASKI              Executive Vice President, Chief   April 1, 1997
--------------------------------    Financial Officer, and Secretary
 Fernando Bensuaski                 (Principal Financial and
                                    Accounting Officer)



/s/ MICHAEL A. FICARO               Director                          April 1, 1997
--------------------------------
 Michael A. Ficaro


/s/ PATRICIA W. BECKER              Director                          April 1, 1997
--------------------------------
 Patricia W. Becker

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

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                    1996              1995              1994
OPERATING REVENUES:
  Casino                                                       $  111,284,884    $  115,048,414    $  109,193,746
  Food and beverage                                                18,551,978        18,276,813        18,541,404
  Rooms                                                            15,875,829        13,116,906        12,517,234
  Other                                                             7,405,998         6,869,141         3,433,651
                                                               --------------    --------------    --------------
      Total                                                       153,118,689       153,311,274       143,686,035
  Less promotional allowances                                      12,588,342        11,914,178        11,851,823
                                                               --------------    --------------    --------------
      Net                                                         140,530,347       141,397,096       131,834,212
                                                               --------------    --------------    --------------
OPERATING COSTS AND EXPENSES:
  Casino                                                           58,323,360        57,158,020        55,965,803
  Food and beverage                                                13,330,471        12,496,888        12,227,653
  Rooms                                                             9,644,494         7,120,826         6,886,553
  Other operating                                                   1,543,516         1,821,157         1,758,714
  Selling, general and administrative                              44,920,756        41,021,687        38,470,954
  Depreciation and amortization                                     8,896,951         8,010,498         8,270,674
  Pre-opening expenses                                                     --                --         4,856,039
  Write down of Harolds Club assets
    to estimated realizable value                                          --                --         1,401,262
                                                               --------------    --------------    --------------
      Total                                                       136,659,548       127,629,076       129,837,652
                                                               --------------    --------------    --------------
INCOME FROM OPERATIONS                                              3,870,799        13,768,020         1,996,560

OTHER INCOME (EXPENSE):
  Interest income                                                   1,822,964           292,567           185,312
  Interest income - stockholders                                      237,524            28,218           528,987
  Other income                                                        131,221           116,483            28,225
  Interest expense                                                (20,208,230)      (14,711,618)      (10,751,158)
  Interest expense - stockholders                                     (38,899)         (315,234)         (219,484)
  Gain on sale of assets                                              250,476           459,433           501,715
  Equity in loss of unconsolidated affiliate                         (681,208)         (846,761)               --
  Minority interest in (income) loss of subsidiaries                 (362,740)         (220,051)          445,104
                                                               --------------    --------------    --------------
LOSS BEFORE TAXES                                                 (14,978,093)       (1,428,943)       (7,284,739)
INCOME TAX (PROVISION) BENEFIT                                      1,484,167        (2,825,746)        1,305,452
                                                               --------------    --------------    --------------

NET LOSS                                                          (13,493,926)       (4,254,689)   $   (5,979,287)
                                                                                                   ==============
PREFERRED STOCK DIVIDENDS                                          (3,536,152)          (98,497)
                                                               --------------    --------------
NET LOSS APPLICABLE TO COMMON
  STOCK                                                        $  (17,030,078)   $   (4,353,186)
                                                               ==============    ==============
NET LOSS PER COMMON SHARE                                      $        (4.26)   $        (1.09)
                                                               ==============    ==============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                                3,998,877         3,989,655
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

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                     1996              1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (13,493,926)   $   (4,254,689)   $   (5,979,287)
  Adjustments to reconcile net loss to net                                 --                --
    cash provided by operating activities:                                 --                --
    Depreciation and amortization                                   8,896,951         8,010,498         8,270,674
    Amortization of note discount and offering costs                1,998,619         1,824,577           739,528
    Gain on sale of assets                                           (250,476)         (459,433)         (501,715)
    Equity in loss of unconsolidated affiliate                        681,208           846,761                --
    Minority interest in income (loss) of subsidiaries                362,740           220,051          (445,104)
    Write down of Harolds Club assets to estimated                         --                --
      realizable value                                                     --                --         1,401,262
    Deferred income taxes                                          (1,484,167)        2,825,796        (1,271,146)
    Other non-cash expense                                            201,586           215,042           406,134
    (Increase) decrease in accounts receivable, net                   369,954        (1,059,536)          769,038
    (Increase) decrease in accounts receivable -                           --                --
      related parties                                                (221,174)          218,362           167,711
    (Increase) decrease in inventories                               (177,431)         (171,798)         (166,307)
    (Increase) decrease in prepaid expenses                          (376,545)          219,080          (467,111)
    Increase in other assets                                         (464,318)          (37,897)         (663,587)
    Increase in accounts payable                                    5,579,952         1,161,211         1,279,311
    Increase (decrease) in accrued and                                     --                --
      other liabilities                                              (864,374)       (1,090,030)        4,198,922
                                                               --------------    --------------    --------------
      Net cash provided by operating activities                       758,599         8,467,995         7,738,323
                                                               --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                      --                --
  Proceeds from sale of assets                                        372,529         9,708,331           514,994
  Repayments from related parties                                      86,664           219,466         2,529,359
  Decrease in long-term deposits                                           --                --             4,345
  Purchase of treasury stock                                               --          (333,333)               --
  Acquisition of property and equipment                           (53,263,739)       (9,830,127)      (33,611,908)
  Advances to related parties                                              --                --           (91,600)
  (Increase) Decrease in restricted cash - Construction            46,845,677       (49,100,000)               --
  Increase in restricted investment                                        --                --        (1,000,000)
  Increase in advances receivable                                          --          (541,650)       (1,958,350)
  Distributions from 101 Main Street                                  594,000                --                --
  Investment in Fremont Street Experience                          (1,002,999)         (526,678)       (1,123,200)
                                                               --------------    --------------    --------------
      Net cash used in investing activities                        (6,367,868)      (50,403,991)      (34,736,360)
                                                               --------------    --------------    --------------


                                                                     (Continued)

FITZGERALDS GAMING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996              1995              1994
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 1995 Offering                                              --    $  135,014,840                --
  Payment of 1995 Offering costs                                           --        (9,983,915)               --
  Proceeds from issuance of stock                                       1,350                --         4,850,000
  Proceeds from issuance of warrants                                       --                --           258,650
  Advances from related parties                                            --           868,195         1,245,957
  Proceeds from issuance of debt                                    9,643,064         7,200,963        36,000,000
  Repayment of long-term debt                                     (10,222,261)      (78,954,240)       (8,447,810)
  Payment of debt offering costs                                     (275,625)               --        (2,491,600)
  Common stock dividends                                             (405,148)       (1,018,292)         (761,999)
  Repayments to related parties                                            --        (3,113,317)               --
  (Increase) Decrease in restricted cash                              471,569          (120,415)         (351,154)
  Other                                                               (98,009)                --               150
                                                               --------------    --------------    --------------
      Net cash provided by (used in)
         financing activities                                        (885,058)       49,893,819        30,302,194
                                                               --------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH                                   --
  EQUIVALENTS                                                      (6,494,327)        7,957,823         3,304,157
                                                                                 --------------    --------------
CASH AND CASH EQUIVALENTS,                                                 --
  BEGINNING OF YEAR                                                19,843,824        11,886,001         8,581,844
                                                               --------------    --------------    --------------
CASH AND CASH EQUIVALENTS,                                                 --
  END OF YEAR                                                  $   13,349,497    $   19,843,824    $   11,886,001
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

     Condensed financial information of the limited liability corporation as of December 31, 1996 and 1995 and for the years then ended is summarized below. The limited liability corporation had minimal operations during 1994.

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

     Condensed financial information of 101 Main Street as of December 31, 1996 and for the year then ended is summarized below:

     Current assets                                    $  2,264,357
     Non current assets                                  21,531,466
     Current liabilities                                  5,168,166
     Non current liabilities                              7,607,679
     Net assets                                          11,019,978

     Revenues                                          $ 27,944,135
     Operating income                                     7,777,331
     Net income                                           6,084,598

7.   LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 is as follows:

                                                                                         1996              1995
   Priority secured notes payable ("Priority Notes"); secured by a first priority lien on substantially all of the assets of the subsidiaries of the Company (other than FAMI, FNYI and NCI), due in semi-annual installments of interest at 13% on June 30 and December 31; with a final payment of principal and interest due on December 31, 1998
      (net of unamortized discount of $871,535)                                    $   5,010,465     $         --

   Senior secured notes payable; secured by a first priority lien on substantially all of the assets of the subsidiaries of the Company
      (other than FAMI, FNYI and NCI) except for certain excluded assets, due in semi-annual installments of interest at 13% on June 30 and
      December 31; with a final payment of principal and interest due on
      December 31, 2002 (net of unamortized discount of $14,090,081 and
      $15,469,214). The holders of these notes have subordinated their
      collateral position to the Priority Notes. (See Notes 8 and 19)                108,909,919      107,530,786

   Note payable to an individual to acquire Fitzgeralds Casino/Hotel (Reno)
      (the "Fitzgeralds Reno Note); collateralized by deed of trust on
      Fitzgeralds Reno land and buildings and a security agreement on furniture, fixtures, and equipment; due in monthly installments of
      $250,000, including interest at prime plus 1% (9.25% at December 31,
      1996) not to exceed 13% nor be less than 9%; remaining unpaid principal balance due December 2001; $886,000 principal in arrears at
      December 31, 1996                                                               18,067,287       18,499,520

                                                                                                1996              1995

        Note payable to repurchase outstanding common shares from a major stockholder; collateralized by deeds of trust on Fitzgeralds Reno land and buildings; subordinated to bank notes payable; due in monthly installments of $98,648, including interest at the prime rate plus 1% (9.25% at December 31, 1996), not to exceed 13% nor be less than 9%; remaining principal balance due September 16, 2001 (See
           Note 15)                                                                           5,707,015        5,105,013

        Revolving credit and term note payable to a bank (the "Fitz Note");
           collateralized by deed of trust on Fitzgeralds Reno land and buildings, security agreement on furniture, fixtures and equipment, and a personal guarantee by certain stockholders; due in monthly principal installments of $50,000 plus interest at the bank's prime rate plus 1% (9.25% at December 31, 1996) until November 1, 1997, at
           which time all unpaid principal and interest is due                                1,233,606        1,368,605

        Note payable to a trust to acquire land used in casino operations;
           collateralized by deed of trust on the land; due in monthly installments of $32,681, including interest at 7.5%; remaining
           principal and interest due December 6, 2000                                        1,351,620        2,077,363

        Note payable to a bank to acquire the Nevada Club; collateralized by a deed of trust on land and buildings, a security agreement on furniture, fixtures and equipment and a personal guarantee by certain stockholders; due in monthly installments of $55,055, including interest at the bank's prime rate plus 1% (9.25% at December 31,
           1996); principal balance due December 1998                                         3,047,088        3,444,158

        Notes payable secured by gaming equipment; due in
           aggregate monthly installments of $108,708, including
           interest at 11.5%; remaining principal due August 1998                             1,969,947        2,981,602

        Contract payable secured by gaming equipment, due in
           monthly principal installments of $133,333 plus
           interest at 10.83%; remaining principal due March 1998                             2,000,000               --

        Contracts payable, collateralized by certain equipment,
           due in maximum aggregate monthly installments of
           $314,832, with varying maturity dates through 2001                                 4,702,490        4,098,723

        Obligation for construction of water/sewer lines,
           secured by an irrevocable letter of credit, due in
           monthly installments of $11,735, including imputed
           interest of 9.5%                                                                     328,034          442,674

                                                      1996            1995
        Other                                     $   1,166,744    $  2,609,469
                                                  -------------    ------------
        Total long-term debt                        153,494,215     148,157,913
        Less current portion                        (25,637,728)    (10,498,434)
                                                  -------------   -------------
        Long-term portion                         $ 127,856,487   $ 137,659,479
                                                  =============   =============

     The scheduled maturities of long-term debt are as follows:

     YEAR ENDING                                        NOTES
     DECEMBER 31,                                      PAYABLE
        1997                                         $ 25,637,728
        1998                                           11,705,800
        1999                                            2,550,532
        2000                                            1,312,985
        2001                                            3,377,251
        Thereafter                                    108,909,919
                                                     ------------
        Total                                        $153,494,215
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

     The Company has made interest-only payments on the Fitzgeralds Reno Note since March 1996 based on a verbal agreement with the holder and is approximately $886,000 in arrears on principal as of December 31, 1996. The holder of the note has not placed the note into default or demanded payment of either the principal in arrears or the entire principal balance. However, neither has the note holder waived any rights under the note agreement. As a result, the Company has classified the entire balance of the Fitzgeralds Reno Note as current as of December 31, 1996. Should the Fitzgeralds Reno Note be placed in default, certain cross default provisions of other debt, including the 1995 Notes, would be triggered, resulting in acceleration of amounts due under the debt agreements, which the Company would not be able to pay without a refinancing of substantially all long-term debt.

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

     Notes payable - related parties consist of the following at December 31:

                                                                                                1996              1995
        Unsecured notes payable to stockholders; interest
           at 6.24%; payable on demand                                                      $   304,637       $  667,820

        Subordinated notes payable (including $632,221 to a former stockholder)
           issued pursuant to the buy-out of the former general partners of
           FLVLP interest which occurred on November 1, 1992. The notes are unsecured and bear interest at the rate of 7.22% with interest payments due annually on the anniversary date of the note, with all
           principal and accrued interest payable in full on November 1, 1997                 1,807,255        1,807,255

        Other                                                                                    25,903            59,851
                                                                                            -----------       -----------
                                                                                              2,137,795         2,534,926
        Less current portion                                                                 (2,111,892)         (727,671)
                                                                                            -----------       -----------
        Long-term portion                                                                   $    25,903       $ 1,807,255
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
                                         GAMING         GUARANTOR       EXCLUDED      GUARANTOR      ELIMINATING      CONSOLIDATED
ASSETS                                 CORPORATION     SUBSIDIARIES      ASSETS      SUBSIDIARIES      ENTRIES           TOTAL
CURRENT ASSETS:
  Cash and cash equivalents            $       -       $       -       $12,920,340    $  429,157    $        -        $ 13,349,497
  Accounts and notes receivable, net         38,198       1,359,755      2,470,821       397,255             -           4,266,029
  Inventories                                  -          1,048,859        461,360        35,442             -           1,545,661
  Prepaid and other current assets          171,810       1,892,658        784,121       220,100             -           3,068,639
                                       ------------    ------------    -----------    ----------    -------------     ------------
      Total current assets                  210,008       4,301,222     16,636,642     1,081,954             -          22,229,826
                                       ------------    ------------    -----------    ----------    -------------     ------------
PROPERTY AND EQUIPMENT, net                  81,178     118,459,014     30,947,784     4,299,254       (1,904,147)(c)  151,883,083
                                       ------------    ------------    -----------    ----------    -------------     ------------
OTHER ASSETS:
  Long-term accounts and notes
    receivable, net of current portion  128,588,039       7,643,800      4,151,057     2,082,720     (142,454,863)(a)       10,753
  Other assets                           (1,924,100)      9,331,830        261,910       568,924        8,816,348 (b)   17,054,912
                                       ------------    ------------    -----------    ----------    -------------     ------------
      Total other assets                126,663,939      16,975,630      4,412,967     2,651,644     (133,638,515)      17,065,665
                                       ------------    ------------    -----------    ----------    -------------     ------------
TOTAL                                  $126,955,125    $130,735,866    $51,997,393    $8,032,852    $(135,542,662)    $191,178,574
                                       ============    ============    ===========    ==========    =============     ============
LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt    $    120,415    $  5,659,167    $21,551,187    $  418,851    $        -        $ 27,749,620
  Accounts payable, accrued and other     3,145,683      14,673,045      4,782,085       704,309       (1,791,806)(d)   21,513,216
                                       ------------    ------------    -----------    ----------    -------------     ------------
      Total current liabilities           3,266,098      20,332,212     26,333,272     1,123,060       (1,791,806)      49,262,836
                                       ------------    ------------    -----------    ----------    -------------     ------------
LONG TERM DEBT, net of current portion  114,922,596     136,461,703     11,831,285     7,121,669     (142,454,863)(a)  127,882,390
                                       ------------    ------------    -----------    ----------    -------------     ------------
      Total liabilities                 118,188,693     156,793,915     38,164,557     8,244,729     (144,346,669)     177,145,226
                                       ------------    ------------    -----------    ----------    -------------     ------------
MINORITY INTEREST                              -               -              -          587,837             -             587,837

CUMULATIVE REDEEMABLE PREFERRED STOCK    15,488,782            -              -             -                -          15,488,782
STOCKHOLDERS' EQUITY (DEFICIENCY)        (6,722,351)    (17,058,049)    13,832,836      (799,714)       8,704,007 (e)   (2,043,271)
                                       ------------    ------------    -----------    ----------    -------------     ------------
TOTAL                                  $126,955,125    $139,735,866    $51,997,393    $8,032,852    $(135,542,662)    $191,178,574
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