Form 10-Q
period 1997-03-30
FITZGERALDS GAMING CORP
filed 1997-05-09
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                   (MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the Transition period from ____________ to ______________
                         Commission file number: 0-26518



                         FITZGERALDS GAMING CORPORATION
             (Exact name of registrant as specified in its charter)



           NEVADA                                               88-0329170
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)

                     301 FREMONT STREET, LAS VEGAS NV 89101
               (Address of principal executive offices)(Zip Code)

                                 (702) 388-2224
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Shares outstanding of each of the registrant's classes of common stock as of May 10, 1997

            Class                            Outstanding as of May 10, 1997
            -----                            ------------------------------
 Common stock, $.01 par value                           4,012,846

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                      INDEX





PART I         FINANCIAL INFORMATION

               ITEM 1         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 30, 1997 AND DECEMBER 31, 1996
                                                                                                                             4

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH
                              30, 1997 AND  MARCH 31, 1996                                                                   6

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1997 AND
                              MARCH 31, 1996
                                                                                                                             7

                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                           8

               ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                                                                                             9

PART II        OTHER INFORMATION                                                                                            14

               SIGNATURES                                                                                                   15

                                     PART I

                              FINANCIAL INFORMATION





                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 FITZGERALDS GAMING CORPORATION

 CONDENSED CONSOLIDATED BALANCE SHEETS
 MARCH 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------




                                                          MAR. 30, 1997     DEC. 31, 1996
                                                          -------------     -------------
ASSETS

CURRENT ASSETS
 ASSETS
  Cash and cash equivalents                               $ 12,932,940      $ 13,349,497
  Accounts receivable, net of allowance for doubtful
     accounts of $264,383 and $253,942                       2,433,088         2,056,841
  Accounts and notes receivable, related parties             2,162,741         2,209,188
  Inventories                                                1,423,765         1,545,661
  Prepaid expenses
     Gaming taxes                                              887,336         1,374,319
     Insurance                                                 373,342           326,621
     Other                                                   1,642,761         1,367,699
                                                          ------------      ------------
        Total current assets                                21,855,973        22,229,826
                                                          ------------      ------------

PROPERTY AND EQUIPMENT, net                                150,540,703       151,883,083
                                                          ------------      ------------

OTHER ASSETS
  Restricted cash - construction                               559,789         2,254,323
  Restricted investment                                      1,000,000         1,000,000
  Long-term accounts and notes receivable - related
     parties, net of current portion                            24,266            10,753
  Investment in Fremont Street Experience LLC                1,866,063         2,038,813
  Investment in 101 Main Street LLC                          2,769,130         2,975,362
  Debt offering costs                                        6,795,739         7,013,894
  Other assets                                               1,600,702         1,772,520
                                                          ------------      ------------

        Total other assets                                  14,615,689        17,065,665
                                                          ------------      ------------

TOTAL                                                     $187,012,365      $191,178,574
                                                          ============      ============

                                                                              (Continued)

FITZGERALDS GAMING CORPORATION

MARCH 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------




                                                                                      MAR. 30, 1997       DEC. 31, 1996
                                                                                      -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES                                                                   $  25,619,082       $  25,637,728
  Current portion of long-term debt                                                       2,111,892           2,111,892
  Current portion of notes payable - related parties                                      6,747,516          11,518,602
  Accounts payable
  Accrued and other:
     Payroll and related                                                                  3,829,783           3,290,264
     Progressive jackpots                                                                   730,273             733,800
     Outstanding chips and tokens                                                           832,189             843,162
     Interest                                                                             4,860,350             459,326
     Offering costs                                                                       1,039,484           1,048,611
     Other                                                                                3,828,214           3,619,451
                                                                                      -------------       -------------

        Total current liabilities                                                        49,598,783          49,262,836

LONG-TERM DENT, net of current portion                                                  126,779,487         127,856,487

NOTES PAYABLE - RELATED PARTIES, net of current portion                                      25,861              25,903
                                                                                      -------------       -------------

        Total liabilities                                                               176,404,131         177,145,226
                                                                                      -------------       -------------

MINORITY INTEREST                                                                           684,808             587,837
                                                                                      -------------       -------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE PREFERRED STOCK, recorded at liquidation preference value, net of unamortized offering costs and discounts
                                                                                         16,467,967          15,488,782
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.01 par value;  29,200,000 shares authorized;                              4,012,846
shares issued and outstanding                                                                40,128              40,128
Additional paid-in capital                                                               23,785,603          23,785,603
Accumulated deficit                                                                     (30,370,272)        (25,869,002)
                                                                                      -------------       -------------

     Total stockholders' deficiency                                                      (6,544,541)         (2,043,271)
                                                                                      -------------       -------------

TOTAL                                                                                 $ 187,012,365       $ 191,178,574
                                                                                      =============       =============

See notes to condensed consolidated financial statements

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996
--------------------------------------------------------------------------------




                                                             MAR. 30, 1997      MAR. 31, 1996
                                                             -------------      -------------
OPERATING REVENUES:
     Casino                                                  $ 30,617,232       $ 26,906,261
     Food and beverage                                          5,285,837          4,686,054
     Rooms                                                      4,870,739          3,026,792
     Other                                                      2,109,503          1,718,610
                                                             ------------       ------------
        Total                                                  42,883,311         36,337,717
    Less promotional allowances                                 3,465,925          2,972,185
                                                                                ------------
                                                             ------------       ------------
        Net                                                    39,417,386         33,365,532
                                                             ------------       ------------
OPERATING COSTS AND EXPENSES:
     Casino                                                    15,555,957         13,941,335
     Food and beverage                                          3,978,337          3,050,063
     Rooms                                                      2,880,444          1,893,976
     Other operating                                              352,429            405,366
     Selling, general and administrative                       11,027,173         10,030,459
     Depreciation and amortization                              2,834,482          1,928,953
                                                             ------------       ------------
        Total                                                  36,628,822         31,250,152
                                                             ------------       ------------
INCOME FROM OPERATIONS                                          2,788,564          2,115,380

OTHER INCOME (EXPENSE):
     Interest income                                               82,262            788,762
     Interest income - stockholders                                19,479             22,836
     Other income                                                  19,914             65,918
     Interest expense                                          (5,752,214)        (5,319,949)
     Interest expense - stockholders                              (36,452)           (45,607)
     Other expense                                               (350,000)              --
     Gain on sale of assets                                        (2,080)           148,243
     Equity in income (loss) of unconsolidated affiliates         (95,148)           128,428
     Minority interest in income of subsidiaries                  (96,970)           (84,306)
                                                             ------------       ------------
LOSS BEFORE TAXES                                              (3,422,645)        (2,180,295)

INCOME TAX BENEFIT                                                      0            733,597
                                                             ------------       ------------
NET LOSS                                                       (3,422,645)        (1,446,698)

PREFERRED STOCK DIVIDENDS                                        (979,184)          (808,340)
                                                             ============       ============
NET LOSS APPLICABLE TO COMMON STOCK                          $ (4,401,829)      $ (2,255,038)
                                                             ============       ============
NET LOSS PER COMMON SHARE                                    $      (1.10)      $      (0.56)
                                                             ============       ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      4,012,846          4,012,855
                                                             ============       ============

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996
--------------------------------------------------------------------------------




                                                                MAR. 30, 1997      MAR. 31, 1996
                                                                -------------      -------------
CASH FLOW
 NET CASH PROVIDED BY OPERATING ACTIVITIES                      $    784,252       $  2,165,456
                                                                ------------       ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                     6,000            177,838
      Repayments from related parties                                   --               58,825
      Acquisition of property and equipment                       (1,460,328)        (3,732,300)
      Decrease in restricted cash construction                     1,694,534          4,015,692
      Distribution from 101 Main Street                              528,001               --
      Investment in Fremont Street Experience                       (244,167)          (315,500)
                                                                ------------       ------------

         Net cash provided by investing activities                   524,040            204,555
                                                                ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of debt                                 328,203          3,200,000
      Repayment of long-term debt                                 (1,953,611)        (4,851,067)
      Common stock dividends                                         (99,441)              --
      Decrease in restricted cash                                       --              471,569
      Other                                                             --              (18,680)
                                                                ------------       ------------
         Net cash used in financing activities                    (1,724,849)        (1,198,178)
                                                                ------------       ------------

 NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                (416,557)         1,171,833

 CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                           13,349,497         19,843,824
                                                                ------------       ------------

 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                               $ 12,932,940       $ 21,015,657
                                                                ============       ============

Cash interest paid-for                                          $    678,457       $  1,395,164
                                                                ============       ============

Property & equipment acquired through the issuance of debt      $     38,729       $     70,420
Accretion of discount on preferred stock                             105,852             47,573
Accrual of preferred stock dividends                                 873,332            760,767
Advances receivable transferred to Investment in 101 Main               --            2,500,000

                         FITZGERALDS GAMING CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.     Basis of Presentation

           The accompanying condensed consolidated financial statements of the Company as of March 30, 1997 and for the thirteen weeks ended March 30, 1997 and March 31, 1996 (the Company's first fiscal quarter) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

           In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the thirteen weeks ended March 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.



2.     Investment in 101 Main Street

           On February 16, 1996, the Company received approval from the Colorado Limited Gaming Commission to purchase a 22% equity interest in 101 Main Street LLC, the owner of Fitzgeralds Black Hawk Casino. The purchase became effective on February 26, 1996 and the Company began accounting for this investment using the equity method on this date. The Company had advanced $2,500,000 to 101 Main Street, which amount was reclassified to an investment account upon the acquisition of the 22% equity interest. On April 22, 1997, the Company advised the owners of the 78% equity interest in 101 Main Street LLC not currently owned by the Company that the Company intends to exercise its option to purchase such 78% equity interest in 101 Main Street LLC. The Purchase Price (as defined in the Membership Purchase Agreement) will be $27.3 million. The Company has received a preliminary commitment for approximately $38.0 million in financing for the purchase price and related costs and the refinancing of approximately $8.0 million in existing mortgage indebtedness on Fitzgeralds Black Hawk. The purchase price will be payable in full at Closing. The purchase of the 78% equity interest in 101 Main Street LLC will be subject to the approval of the Colorado Limited Gaming Commission, which must be obtained within a specified time period after exercise of the Black Hawk Option. The Company has filed an application with the Colorado Limited Gaming Commission seeking approval of the purchase.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



           The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion contains certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.



           GENERAL

           Fitzgeralds Gaming Corporation ("Fitzgeralds" or the "Company") owns and operates the Fitzgeralds Casino-Hotel at the Fremont Street Experience in Las Vegas, Nevada ("Fitzgeralds Las Vegas"), the Fitzgeralds Casino-Hotel in downtown Reno, Nevada ("Fitzgeralds Reno"), the Fitzgeralds Casino-Hotel in Tunica, Mississippi ("Fitzgeralds Tunica") and the Nevada Club Casino in Reno, Nevada ("Nevada Club"). Additionally, the Company holds a 22% equity interest in 101 Main Street LLC ("101 Main"), the owner of the Fitzgeralds Casino located in Black Hawk, Colorado ("Fitzgeralds Black Hawk"). Fitzgeralds Black Hawk is managed by the Company. Additionally, the Company manages the Cliff Castle Casino, in Camp Verde, Arizona, which is owned by the Yavapai-Apache Tribe.

           Changes in operations affecting the period-to-period comparisons below include (a) the receipt by the Company of approval from the Colorado Limited Gaming Commission on February 16, 1996 to purchase a 22% equity interest in the owner of Fitzgeralds Black Hawk Casino, which purchase became effective on February 26, 1996; (b) the completion of the renovation and expansion of Fitzgeralds Las Vegas; and (c) the opening of the hotel at Fitzgeralds Tunica (the "Tunica Hotel") in late 1996.

           In the discussions below, the "1997 Period" is defined as the thirteen weeks ended March 30, 1997 and the "1996 Period" is defined as the thirteen weeks ended March 30, 1996. Additionally, "Adjusted EBITDA" is defined as EBITDA plus cash distributions1 received from 101 Main. EBITDA, or "earnings before interest, taxes on income, depreciation, and amortization," is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. Adjusted EBITDA is EBITDA plus cash distributions received from 101 Main. In all properties, EBITDA is calculated after the allocation of corporate costs. However, EBITDA and Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its condensed consolidated financial statements including the notes thereto prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

--------
1 Under Generally Accepted Accounting Principles ("GAAP"), the Company does not include any portion of EBITDA generated by Fitzgeralds Black Hawk in calculating consolidated EBITDA, since its 22% equity interest in 101 Main is accounted for under the equity method. The Company has provided a computation of Adjusted EBITDA as a supplemental financial measurement used by the Company in the evaluation of its business to reflect cash distributed to the Company as a holder of an equity interest in 101 Main.

           Because of the changes in operations affecting the period-to-period comparisons described above, the Company anticipates that operating results for the thirteen weeks ending June 29, 1997 (its second fiscal quarter) will be higher than those recorded for the thirteen weeks ending June 30, 1996, the equivalent year-earlier period, by at least as much as the 1997 Period exceeded the 1996 Period, and for basically the same reasons set forth below in analyzing the 1997 Period performance in relation to the 1996 Period performance.



           SUMMARY

           For the 1997 Period, Total Revenues and Net Revenues were $42.9 million and $39.4 million, respectively, representing 18.0% and 18.1% gains over the $36.3 million and $33.4 million recorded for the 1996 Period. Total Revenues were positively impacted by the operations at the Tunica Hotel, which was not operating during the 1996 Period, improvement in operating levels at the Cliff Castle Casino and Fitzgeralds Black Hawk, partially offset by nominally lower total revenues at Fitzgeralds Las Vegas and Fitzgeralds Reno.

           Income from Operations for the 1997 Period was $2.8 million, a 31.8% gain over the $2.1 million recorded for the 1996 Period. The increase in Net Loss, from a net loss of $1.4 million for the 1996 Period to a net loss of $3.4 million for the 1997 Period, despite the increase in Income from Operations, reflected, for the most part, a 25.0% increase in Net Interest Expense, partially offset by an increase in income tax benefit towards future earnings.

           Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased 52.1%, to $6.15 million for the 1997 Period from the $4.04 million recorded for the 1996 Period.


------------------------------------------------------------------------------------------------------------------------
                                                    SUMMARY OF OPERATING RESULTS

                                                       (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                   Net Operating Revenues                       Adjusted EBITDA
------------------------------------------------------------------------------------------------------------------------
                                              1997          1996                          1997        1996
                                             Period       Period                         Period      Period
------------------------------------------------------------------------------------------------------------------------
Fitzgeralds Las Vegas                       $12,038      $12,157      -1.0%              $1,119      $1,360      -17.7%
------------------------------------------------------------------------------------------------------------------------
Fitzgeralds Tunica                           16,198       10,400      +55.8%              3,081       1,107      +178.3%
------------------------------------------------------------------------------------------------------------------------
Fitzgeralds Reno                              8,407        8,489      -1.0%                 628         852      -26.3%
------------------------------------------------------------------------------------------------------------------------
Other                                         2,774        2,320      +19.6%              1,323         725      +82.5%
------------------------------------------------------------------------------------------------------------------------
Total                                       $39,417      $33,366      +18.1%             $6,151      $4,044      +52.1%
------------------------------------------------------------------------------------------------------------------------



           In the above table, "Other" includes results of operations at Nevada Club, management fees from the Oneida Contract, Fitzgeralds Black Hawk and Cliff Castle Casino, cash distributions from Fitzgeralds Black Hawk and unallocated costs related to corporate overhead.

           REVENUES

           The Company recorded Total Revenues of $42.9 million and Net Operating Revenues of $39.4 million, representing respectively 18.2% and 18.1% gains over the Total Revenues of $36.3 million and Net Operating Revenues of $33.4 million for the 1996 Period. Casino Revenues, which increased 13.8% over the 1996 Period, represented 71.4% and 74.0% of Total Revenues for the 1997 and 1996 Periods, respectively. Among non-casino revenues, Rooms Revenues (at 11.4% and 8.3% of Total Revenues for the 1997 and 1996 Periods, respectively) increased 60.9% from the earlier period due primarily to the opening of the Tunica Hotel during the fourth quarter of 1996. Food and Beverage revenues (at 12.3% and 12.9% of Total Revenues for the 1997 and 1996 Periods, respectively) increased 12.8%, as a result of additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica, and Other Revenues increased 22.6% due to increases in operating performance at Fitzgeralds Black Hawk and Cliff Castle Casino.

           Casino Revenues, approximately 75% and 74% of which are derived from slot machine revenues respectively for the 1997 and 1996 Periods, increased by 13.8%, from the $26.9 million recorded for the 1996 Period to the $30.6 million recorded for the 1997 Period, due in great part to the opening of the Tunica Hotel, which rooms are used to support guest development programs. Casino Revenues increased 38.2% at Fitzgeralds Tunica, partially offset by decreases of 1.4% and 0.8%, respectively, at Fitzgeralds Las Vegas and Fitzgeralds Reno.

           Non-casino revenues consist of three categories; (i) Room Revenues;
(ii) Food and Beverage Revenues; and (iii) miscellaneous revenues, such as management fees, cash distributions from Fitzgeralds Black Hawk and retail sales.

           Room Revenues at Fitzgeralds Tunica, at $1.8 million for the 1997 Period, are not comparable to the 1996 Period since the Tunica Hotel did not commence operations until August 1996 and was not fully completed until October 1996. The Tunica Hotel operated at an average occupancy rate of 87.1% for the 1997 Period. Room Revenues increased by 5.2% at Fitzgeralds Las Vegas due to a decrease in tour-and-travel customers with replacement by free independent travelers typically paying a higher average daily room rate, partially offset by lower occupancy rates, at 93.8% and 96.2%, for the 1997 and 1996 Periods, respectively. At Fitzgeralds Reno, lower hotel revenues were the result of a lower average daily room rate, partially offset by an increase in average occupancy rates, at 86.2% and 84.4% for the 1997 and 1996 Periods, respectively.

           Food and Beverage Revenues posted gains of 4.3%, and 56.0%, respectively, at Fitzgeralds Las Vegas and Fitzgeralds Tunica, as a result, respectively, of increased traffic and increased use of food and beverage as promotional items, and posted a 3.5% decline at Fitzgeralds Reno due to lower overall traffic.

           Other Revenues for the 1997 Period increased 22.7% over the 1996 Period, due to increases in management fees from the Cliff Castle Casino and Fitzgeralds Black Hawk.

           Promotional Allowances increased 16.6% period-to-period, as a result of increases in volumes, partially offset by improved methods to determine which guests should receive complimentary goods and services.



           OPERATING EXPENSES

           Total Operating Expenses increased 17.2%, from $31.3 million for the 1996 Period to $36.6 million recorded for the 1997 Period, primarily due to increases in volume, increases in payroll costs related to the start of operations of the Tunica Hotel and of additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica, as well as a 46.9% increase in Depreciation and Amortization Expense as the renovated facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica were put into service.

           Casino expenses were $15.6 million for the 1997 Period, an 11.6% increase from the $13.9 million recorded for the 1996 Period as the result of increased volume and increased personnel and other costs in response to market conditions. Food and Beverage expenses increased 30.4%, from $3.05 million recorded for the 1996 Period to $3.98 million recorded for the 1997 Period, as the result of the start of operations of additional restaurants at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Rooms expenses increased 52.1%, from $1.9 million for the 1996 Period to $2.9 million recorded for the 1997 Period, primarily as the result of the start of operations at the Tunica Hotel, since increases at Fitzgeralds Las Vegas and Fitzgeralds Reno were 4.6% and 2.0%, respectively.

           The three largest cross-departmental operating expense categories of the Company are: promotional allowances (discussed above), personnel and marketing.

           Personnel Expenses increased 10.3%, from approximately $14.8 million recorded for the 1996 Period to approximately $16.3 million recorded for the 1997 Period. This increase resulted from the start of operations at the Tunica Hotel, as well as the need for larger staff at the expanded Las Vegas and Tunica facilities.

           Marketing Expenses, which includes advertising, promotional material, special events and the operations of the Fitzgeralds Card, increased 28.8% from the 1996 Period to the 1997 Period. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica, Mississippi. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

           Depreciation and Amortization Expense was $2.8 million for the 1997 Period, a 46.9% increase over the 1996 Period, as a result of the start of depreciation of the expanded and renovated facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica.



           INCOME FROM OPERATIONS

           As a result of the above, Income from Operations was $2.8 million for the 1997 Period, a 31.8% increase from the $2.1 million recorded for the 1996 Period.



           INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

           Interest Expense, net of interest income, for the 1997 Period was $5.7 million, a 24.9% increase over the $4.6 million recorded for the 1996 Period, due mostly to a 90% decline in interest income, resulting from the lower restricted cash balance, and the issuance in December 1996 of $5.9 million of 13% Priority Notes due 1998 ("Priority Notes"). The net proceeds to the Company from the sale of the Priority Notes were approximately $4.7 million and were used for working capital purposes.


           While the Company recorded $0.7 million in income tax benefit for the 1996 Period, it recorded no income tax benefit or provision for the 1997 Period.



           NET LOSS

           Net Loss increased from a net loss of $1.4 million for the 1996 Period to a net loss of $3.4 million for the 1997 Period, due primarily to higher interest and depreciation expense and the absence of income tax benefit for the 1997 Period.

           LIQUIDITY AND CAPITAL RESOURCES

           At March 30, 1997, the Company had unrestricted cash of $12.9, which compares with unrestricted cash of $13.3 million at December 31, 1996 and $21.0 million at March 31, 1996. The unrestricted cash balance at March 30, 1997 included approximately $5.0 million in bankroll and $0.9 million earmarked as contingency reserves for the capital improvement projects at Fitzgeralds Las Vegas and Fitzgeralds Tunica.

           Cash provided by operating activities was $784,252 for the 1997 Period, which compared with nearly $2.2 million recorded for the 1996 Period. The primary reason for the decrease in cash generation (despite the increase in income from operations) was a decrease in accounts receivable and an increase in other assets. Additionally, the Company recorded a $5.1 million increase in accrued expenses partially offset by a $4.8 million decrease in accounts payable. Investing activities provided $0.5 million in cash flows for the 1997 Period compared with $0.2 million in cash flows for the 1996 Period, with the increase being primarily attributed to distributions from 101 Main. With respect to financing activities, the Company recorded net cash uses of $1.7 million for the 1997 Period, compared with net cash uses of $1.2 million for the 1996 Period. This decrease in net cash used in financing activities was the result of a decline in long-term debt repayment (from $4.9 million for the 1996 Period to $2.0 million for the 1997 Period), partially offset by lower borrowings during the period (from $3.2 million for the 1996 Period to $328,203 for the 1997 Period).

           The Company has substantial fixed costs, including debt service on $123 million of its outstanding 13% Senior Secured Notes due 2002 and on the Priority Notes, as well as a continuing need for funds to finance on-going capital requirements at each of its facilities. The Company believes that its cash flow from operations, together with its cash reserves, will be sufficient to support normal operating and capital needs and its debt service requirements. However, the Company is highly leveraged and it operates in intensely competitive markets and, therefore, there can be no assurances that the performance trends recorded in the recent past will continue into the near future.



           RECENT EVENTS

           On April 22, 1997, the Company advised the owners of the 78% equity interest in 101 Main not currently owned by the Company that the Company intends to exercise its option to purchase such 78% equity interest in 101 Main (the "Black Hawk Option"). The Black Hawk Option is exercisable on May 23, 1997 (the "Exercise Date"), at a price which will depend upon the then market value of 101 Main as determined on the basis of the pre-established earnings formula. Under the terms of the Membership Purchase Agreement with 101 Main, market value for Fitzgeralds Black Hawk is defined as the sum of (a) six times annualized earnings before interest, taxes, depreciation and amortization of 101 Main for the four fiscal quarters preceding the second anniversary of the opening date (May 23, 1995) plus (b) current assets less all liabilities at the end of the most recent fiscal year of 101 Main (the "Market Value"). If the Market Value is equal to or less than $50 million, the purchase price of the 78% membership interest will be the lesser of (a) 78% of market value of (b) 78% of $35 million, but not less than $13.2 million. If the Market Value exceeds $50 million, the purchase price of the 78% membership interest will be 78% of $35 million plus 35% of the market value in excess of $50 million. In addition, in connection with the exercise of such option, the Company will be required to obtain the release of guarantees by certain principals of 101 Main for which the Company could incur additional expense. The purchase price will be payable in full at Closing. The purchase of the 78% equity interest in 101 Main will also be subject to the approval of the Colorado Limited Gaming Commission, which must be obtained within a specified time period after exercise of the Black Hawk Option. The Company has filed an application with the Colorado Limited Gaming Commission seeking approval of the purchase, and anticipates that the Colorado Limited Gaming Commission will consider the transaction at its June 1997 meeting. Although the Company anticipates that such approval will be granted, there can be no assurance that the Colorado Limited Gaming Commission will consider the matter at its June 1997 meeting or, if considered, that its decision will be favorable to the Company.

           Based on operating results, the Company believes that the Purchase Price will be $27.3 million. The Company has received a preliminary commitment for approximately $38.0 million in financing for the purchase price and related costs in connection with the exercise of the Black Hawk Option and the refinancing of approximately $8.0 million in existing mortgage indebtedness on Fitzgeralds Black Hawk. Although the Company is currently negotiating the terms of such financing with an institutional investor, there can be no assurance that the Company will obtain such financing on terms acceptable to the Company or at all. If the Company is unable to obtain such financing, it would likely be unable to exercise the Black Hawk Option.

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

           Not Applicable



           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           None

                                   SIGNATURES






Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     May 7, 1997


                                       FITZGERALDS GAMING CORPORATION



                                       /s/ Fernando Bensuaski
                                       Fernando Bensuaski
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly Authorized Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer)