Form 10-Q
period 1997-06-29
FITZGERALDS GAMING CORP
filed 1997-08-13
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________.
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

         Shares outstanding of each of the registrant's classes of common stock as of August 1, 1997

            Class                              Outstanding as of August 1, 1997
            -----                              --------------------------------
Common stock, $.01 par value                               4,012,846

                         FITZGERALDS GAMING CORPORATION
                                    FORM 10-Q
                                      INDEX




PART I    FINANCIAL INFORMATION

          ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 29,
                    1997 AND DECEMBER 31, 1996                                    4

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                    THE QUARTER AND TWO QUARTERS ENDED JUNE 29, 1997
                    AND  JUNE 30, 1996                                            6

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                    THE TWO QUARTERS ENDED JUNE 29, 1997 AND JUNE 30, 1996        7

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          8


          ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                          11

PART II   OTHER INFORMATION                                                      20

          SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION



                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 1997 AND DECEMBER 31, 1996



                                                       JUNE 29, 1997      DEC. 31, 1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                            $ 17,670,107       $ 13,349,497
   Accounts receivable, net of allowance for
      doubtful accounts of $258,946 and $253,942           2,286,423          2,056,841
   Accounts and notes receivable, related parties          2,201,399          2,209,188
   Inventories                                             1,309,215          1,545,661
   Prepaid expenses
      Gaming taxes                                         1,309,166          1,374,319
      Insurance                                              383,770            326,621
      Other                                                1,530,475          1,367,699
                                                        ------------       ------------
         Total current assets                             26,690,555         22,229,826
                                                        ------------       ------------
PROPERTY AND EQUIPMENT, net                              147,824,484        151,883,083
                                                        ------------       ------------
OTHER ASSETS
   Restricted cash - construction                          1,168,613          2,254,323
   Restricted investment                                   1,000,000          1,000,000
   Long-term accounts and notes receivable -
       related parties, net of current portion               638,344             10,753
   Investment in Fremont Street Experience LLC             1,693,313          2,038,813
   Investment in 101 Main Street LLC                       2,810,477          2,975,362
   Debt offering costs                                     6,673,472          7,013,894
   Other assets                                            1,692,024          1,772,520
                                                        ------------       ------------
         Total other assets                               15,676,243         17,065,665
                                                        ------------       ------------
TOTAL                                                   $190,191,282       $191,178,574
                                                        ============       ============

                                                                             (continued)



See Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION

JUNE 29, 1997 AND DECEMBER 31, 1996


                                                                  JUNE 29, 1997        DEC. 31, 1996
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Current portion of long-term debt                              $   6,845,660        $  25,637,728
   Current portion of notes payable - related parties                 2,111,892            2,111,892
   Accounts payable                                                   6,713,845           11,518,602
   Accrued and other:
      Payroll and related                                             4,062,063            3,290,264
      Progressive jackpots                                              974,381              733,800
      Outstanding chips and tokens                                      793,321              843,162
      Interest                                                        9,184,611              459,326
      Offering costs                                                  1,000,000            1,048,611
      Other                                                           3,628,547            3,619,451
                                                                  -------------        -------------
         Total current liabilities                                   35,314,320           49,262,836
LONG-TERM DEBT, net of current portion                              144,370,174          127,856,487
NOTES PAYABLE - RELATED PARTIES, net of current portion                  25,861               25,903
                                                                  -------------        -------------
         Total liabilities                                          179,710,355          177,145,226
                                                                  -------------        -------------
MINORITY INTEREST                                                       212,093              587,837
                                                                  -------------        -------------
COMMITMENTS AND CONTINGENCIES
CUMMULATIVE REDEEMABLE PREFERRED STOCK, recorded at
liquidation preference value, net of unamortized
offering costs and discounts                                         17,483,871           15,488,782
                                                                  -------------        -------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.01 par value; 29,200,000 shares authorized;
4,012,846 shares issued and outstanding                                  40,128               40,128
Additional paid-in capital                                           23,649,582           23,785,603
Accumulated deficit                                                 (30,904,747)         (25,869,002)
                                                                  -------------        -------------
      Total stockholders' deficiency                                 (7,215,037)          (2,043,271)
                                                                  -------------        -------------
TOTAL                                                             $ 190,191,282        $ 191,178,574
                                                                  =============        =============



See Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER AND TWO QUARTERS ENDED JUNE 29, 1997 AND JUNE 30, 1996


                                                           Quarter Ended                      Two Quarters Ended
                                                   ------------------------------      ------------------------------
                                                     June 29,          June 30,          June 29,          June 30,
                                                       1997              1996              1997              1996
                                                   ------------      ------------      ------------      ------------
OPERATING REVENUES
   Casino                                          $ 34,099,764      $ 27,342,963      $ 64,716,996      $ 54,249,224
   Food and beverage                                  5,510,557         4,571,168        10,796,394         9,257,222
   Rooms                                              5,463,033         3,062,928        10,333,772         6,089,720
   Other                                              2,674,730         1,696,397         4,784,233         3,415,007
                                                   ------------      ------------      ------------      ------------
      Total                                          47,748,084        36,673,456        90,631,395        73,011,173
   Less promotional allowances                        3,728,602         2,837,411         7,194,527         5,809,596
                                                   ------------      ------------      ------------      ------------
      Net                                            44,019,482        33,836,045        83,436,868        67,201,577
                                                   ------------      ------------      ------------      ------------
OPERATING COSTS AND EXPENSES
   Casino                                            16,434,678        13,970,120        31,990,635        27,911,455
   Food and beverage                                  4,282,907         3,184,998         8,261,244         6,235,061
   Rooms                                              3,240,366         2,019,618         6,120,810         3,913,594
   Other operating                                      383,775           391,247           736,204           796,613
   Selling, general and administrative               10,981,926        10,706,118        22,009,099        20,736,577
   Depreciation and amortization                      3,003,209         1,980,742         5,837,691         3,909,695
                                                   ------------      ------------      ------------      ------------
      Total                                          38,326,861        32,252,843        74,955,683        63,502,995
                                                   ------------      ------------      ------------      ------------
INCOME FROM OPERATIONS                                5,692,621         1,583,202         8,481,185         3,698,582
OTHER INCOME (EXPENSES)
   Interest income                                       80,190           584,816           162,452         1,373,578
   Interest income - stockholders                        19,481            30,636            38,960            53,472
   Other income                                          19,113           (20,679)           39,027            45,239
   Interest expense                                  (5,788,711)       (4,750,006)      (11,540,925)       10,069,955)
   Interest expense - stockholders                      (37,269)          (43,452)          (73,721)          (89,059)
   Other expense                                              -                 -          (350,000)                -
   Gain on sale of assets                                25,585           122,809            23,505           271,052
   Equity in income (loss) of unconsolidated
      affiliates                                        104,787          (312,247)            9,639          (183,819)
   Minority interest in (income)
      loss of subsidiaries                              266,192           (78,901)          169,222          (163,207)
                                                   ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE TAXES                              381,989        (2,883,822)       (3,040,656)       (5,064,117)
INCOME TAX BENEFIT                                            -           981,722                 -         1,715,319
                                                   ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                  $    381,989      ($ 1,902,100)     ($ 3,040,656)     ($ 3,348,798)
PREFERRED STOCK DIVIDENDS                            (1,015,905)         (874,343)       (1,995,089)       (1,682,683)
                                                   ------------      ------------      ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCK                ($   633,916)     ($ 2,776,443)     ($ 5,035,745)     ($ 5,031,481)
                                                   ============      ============      ============      ============
NET LOSS PER COMMON SHARE                          ($      0.16)     ($      0.69)     ($      1.25)     ($      1.25)
                                                   ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            4,012,846         4,012,846         4,012,846         4,012,846
                                                   ============      ============      ============      ============



See Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO QUARTERS ENDED JUNE 29, 1997 AND JUNE 30, 1996





                                                        June 29, 1997      June 30, 1996
                                                        -------------      --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $  8,157,144       $     12,587
                                                         ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                40,567            305,358
   Repayments from related parties                                  -             83,298
   Acquisition of property and equipment                   (1,772,465)       (23,957,403)
   Decrease in restricted cash - construction               1,085,710         23,952,379
   Distribution from 101 Main Street                          946,000                  -
   Investment in Fremont Street Experience                   (425,976)          (539,574)
                                                         ------------       ------------
      Net cash used in investing activities                  (126,164)          (155,942)
                                                         ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                             380,882          3,631,245
   Repayment of long-term debt                             (3,778,640)        (6,680,327)
   Payment of debt offering costs                            (106,089)                 -
   Dividends to minority stockholders                        (206,523)          (174,431)
   Decrease in restricted cash                                      -            471,569
   Other                                                            -             (7,330)
                                                         ------------       ------------
      Net cash used in financing activities                (3,710,370)        (2,759,274)
                                                         ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        4,320,610         (2,902,629)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             13,349,497         19,843,824
                                                         ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 17,670,107       $ 16,941,195
                                                         ============       ============

Cash paid for interest                                   $  1,492,992       $ 10,510,617
                                                         ============       ============
Cash paid for income taxes                               $     18,075                  -
                                                         ============       ============

SUMMARY OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES
Property and equipment acquired through the
  issuance of debt                                       $     23,689       $  1,546,268
Accretion of discount on preferred stock                      215,674            139,900
Accrual of preferred stock dividends                        1,779,415          1,542,783
Advances receivable transferred to Investment in
  101 Main Street                                                   -          2,500,000
Stock redemption adjustment                                   136,021                  -



See Notes to Condensed Consolidated Financial Statements

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Basis of Presentation

        The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation ("the Company") as of June 29, 1997 and for the quarter and two quarters ended June 29, 1997 and June 30, 1996, respectively, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996. The results of operations for the quarter and two quarters ended June 29, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

2.      Investment in 101 Main Street

        On February 16, 1996, the Company received approval from the Colorado Limited Gaming Commission to purchase, through Fitzgeralds Black Hawk Inc, ("FBHI"), an indirect wholly-owned subsidiary of the Company, a 22% equity interest in 101 Main Street LLC ("101 Main"), the owner of Fitzgeralds Black Hawk Casino. The purchase became effective on February 26, 1996 and the Company began accounting for this investment using the equity method on this date. The Company had advanced $2,500,000 to 101 Main, which amount was reclassified to an investment account subject to the acquisition of the 22% equity interest. FBHI has exercised its option and intends to acquire the 78% interest in 101 Main not currently owned by FBHI at a purchase price of approximately $27.3 million.

3.       Recently Issued Accounting Standards

        The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share, which is effective for fiscal years ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share to make them comparable to international earnings per share standards and requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. After adoption, the Company expects there will be no material effect on the presentation or computation of its earnings per share.

        The FASB recently issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which is effective for fiscal years beginning after December

15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet determined the effect adoption of SFAS 130 will have on disclosures in its consolidated financial statements.

        The FASB recently issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for segment reporting in the financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the effect adoption of SFAS 131 will have on disclosures in its consolidated financial statements.

4.      Long-Term Debt

        Fitzgeralds Reno, Inc. ("FRI"), a wholly-owned subsidiary of the Company, issued a note (the "Fitzgeralds Reno Note") to an individual, in connection with the acquisition of Fitzgeralds Casino/Hotel, Reno. FRI had not made full principal payments on the Fitzgeralds Reno Note since March 1996 based on a verbal agreement with the holder and was approximately $1.3 million in arrears on principal as of June 29, 1997. The holder of the note had not placed the note into default or demanded payment of either the principal in arrears or the entire principal balance as of such date. However, neither had the note holder waived any rights under the note agreement. As a result, the Company classified the entire balance of the Fitzgeralds Reno Note as current as of December 31, 1996 and March 30, 1997. On July 30, 1997, FRI renegotiated the terms and conditions of the Fitzgeralds Reno Note. Monthly payments on the Fitzgeralds Reno Note were reduced to $150,000 per month from July 31, 1997 through December 31, 1997; thereafter, monthly payments will be $200,000. The remaining principal and interest will be due December 31, 2001.

        Additionally, FRI was in default under the terms and conditions of a note (the "Stockholder Note") issued to an individual in connection with the purchase of such individual's ownership in FRI and, as of June 29, 1997, was approximately $825,000 in arrears in principal and interest. On or about July 9, 1997, the Company paid $883,270 on the Stockholder Note, agreed to adjust the principal outstanding, and agreed to modifications that created separate notes to the holder and his former wife. The revised notes call for aggregate monthly payments of $20,000 from August 1, 1997 to January 31, 1998. Interest only payments will commence February 1, 1998 through January 31, 1999 with monthly principal and interest payments of $75,000 thereafter; remaining principal and interest due September 16, 2001.

        The Fitzgeralds Reno Note and the Stockholder Note have been recorded in accordance with the revised terms in the condensed consolidated balance sheet as of June 29, 1997.

5.      Employee Stock Option Plan

        In March 1997, in an action that was subsequently ratified by the Company's stockholders, the Company modified its Stock Option Incentive Plan (the "Plan"). The exercise price of all options outstanding under the Plan, which previously sat at $4.50 per share, were changed to $1.00, except for options granted to two controlling stockholders, the exercise price of which was changed to $1.10.

6.      Defaults upon Senior Secured Notes

        As further explained in the Company's Current Report on Form 8-K dated December 31, 1996 and filed on June 29, 1997, the Company was in default on its senior securities, including the 13% Priority Secured Notes due December 31, 1998 (the "Priority Notes") and the 13% Senior Secured Notes due 2002 (the "Senior Secured Notes"), such defaults being triggered by cross-default provisions contained in the indentures and related agreements governing such notes.

        As further explained in Note 4, the Company has renegotiated the terms and conditions of the Stockholder Note and the Fitzgeralds Reno Note, therefore curing all defaults thereunder. The Company has also obtained from the requisite holders of its senior securities, including the Priority Notes and the Senior Secured Notes, waivers with respect to any default which may have existed as a result of cross-default provisions under such notes.

7.      Contingencies

        As further discussed in Legal Proceedings, on May 31, 1995 Fitzgeralds Reno, Inc. ("FRI"), a wholly-owned subsidiary of the Company, sold the closed Harolds Club in Reno to an unrelated publicly-traded company that subsequently sold Harolds Club to a company the assets of which are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments in the amount of approximately $650,000 annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of June 29, 1997, the current owner of Harolds Club was approximately $816,000 in arrears in land lease payments.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion contains certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, and environmental matters. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.


        GENERAL

        Fitzgeralds Gaming Corporation ("Fitzgeralds" or the "Company") owns and operates the Fitzgeralds Casino-Hotel at the Fremont Street Experience in Las Vegas, Nevada ("Fitzgeralds Las Vegas"), the Fitzgeralds Casino-Hotel in downtown Reno, Nevada ("Fitzgeralds Reno"), the Fitzgeralds Casino-Hotel in Tunica, Mississippi ("Fitzgeralds Tunica") and the Nevada Club Casino in Reno, Nevada ("Nevada Club"). Additionally, the Company holds a 22% equity interest in 101 Main Street LLC ("101 Main"), the owner of the Fitzgeralds Casino located in Black Hawk, Colorado ("Fitzgeralds Black Hawk"). Fitzgeralds Black Hawk is managed by the Company. The Company, through its new wholly-owned subsidiary, Fitzgeralds Black Hawk II, Inc. ("FBHI-II"), is in the process of acquiring the remaining 78% of 101 Main that it is does not currently own. The Company expects to close such purchase on or about August 15, 1997. See Recent Developments below. The Company also manages the Cliff Castle Casino, in Camp Verde, Arizona, which is owned by the Yavapai-Apache Tribe.

        Changes in operations affecting the period-to-period comparisons below include (a) the purchase of a 22% equity interest in the owner of Fitzgeralds Black Hawk Casino on February 26, 1996; (b) the completion of the renovation and expansion of Fitzgeralds Las Vegas in late 1996; and (c) the opening of the hotel at Fitzgeralds Tunica (the "Tunica Hotel") in late 1996.

        In the discussions below, the "Cumulative 1997 Period" is defined as the two quarters ended June 29, 1997 and the "Cumulative 1996 Period" is defined as the two quarters ended June 30, 1996. The "1997 Q2 Period" is defined as the quarter ended June 29, 1997 and the "1996 Q2 Period" is defined as the quarter ended June 30, 1996. EBITDA, or "earnings before interest, taxes on income, depreciation, and amortization," is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. Adjusted EBITDA is EBITDA plus cash distributions received from 101 Main. For all properties, EBITDA is calculated after the allocation of corporate costs. However, EBITDA and Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its condensed consolidated financial statements including the notes thereto prepared in accordance with Generally Accepted Accounting Principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


         TWO QUARTERS ENDED JUNE 29, 1997 COMPARISON TO TWO QUARTERS ENDED JUNE 30, 1996

        The table below sets forth Net Operating Revenues (which represents Total Revenues less Promotional Allowances) and Adjusted EBITDA for the 1997 Cumulative Period and the 1996 Cumulative Period. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased 100.6%, to $15.3 million for the 1997 Cumulative Period from the $7.6 million recorded for the 1996 Cumulative Period. While Fitzgeralds Las Vegas posted a 19.5% decline in Adjusted EBITDA, the Company's other properties recorded increases in EBITDA. The decline at Fitzgeralds Las Vegas resulted from a combination of weak market conditions and difficulties in achieving expected results from marketing programs in place. Higher levels of Adjusted EBITDA elsewhere resulted from a combination of stronger markets and successful implementation of marketing programs.

                          SUMMARY OF OPERATING RESULTS
                             (DOLLARS IN THOUSANDS)

                                Net Operating Revenues                             Adjusted EBITDA
                           --------------------------------             ---------------------------------
                            1997          1996                            1997        1996
                           Period       Period                           Period      Period
Fitzgeralds Las Vegas      $23,617      $23,207       +1.8%             $ 1,862      $ 2,312      -19.5%

Fitzgeralds Tunica          34,256       20,553      +66.7%               6,497        1,098      +491.6%

Fitzgeralds Reno            19,396       18,083       +7.3%               3,812        2,454      +55.3%

Other                        6,168        5,359      +15.1%               3,094        1,744      +77.4%
                           --------------------------------             ---------------------------------
TOTAL                      $83,437      $67,202      +24.2%             $15,265      $ 7,608      +100.6%
                           =======      =======      ======             =======      =======      =======



        "Other" includes results of operations at Nevada Club, management fees from the Oneida Contract, Fitzgeralds Black Hawk and Cliff Castle Casino, costs related to corporate overhead in addition to that already allocated to each wholly owned property and, in the case of Adjusted EBITDA, cash distributions from Fitzgeralds Black Hawk.

        Total Revenues were $90.6 million and Net Operating Revenues were $83.4 million for the 1997 Cumulative Period, representing, respectively, 24.1% and 24.2% increases over the Total Revenues of $73.0 million and Net Operating Revenues of $67.2 million for the 1996 Cumulative Period. Such increases were largely the result of improved performance at Fitzgeralds Tunica and to a lesser extent improved performance at the other properties.

        The Company's business can be separated into four departments: casino, rooms, food and beverage and other. Casino Revenues, approximately 77% and 76% of which are derived from slot machine revenues for the 1997 and 1996 Cumulative Periods, respectively, increased by 19.3% from the $54.2 million recorded for the 1996 Cumulative Period to the $64.7 million recorded for the 1997 Cumulative Period, due principally to the Tunica Hotel, which opened in phases from August to October 1996. Casino Revenues increased 47.8% at Fitzgeralds Tunica, while Casino Revenues were essentially unchanged at Fitzgeralds Las Vegas and increased 6.3% at Fitzgeralds Reno, due mostly to increased traffic from the Women's International Bowling Congress ("the Bowling Tournament") held in Reno during the second quarter of 1997. Casino Revenues represented 71.4% and 74.3% of Total Revenues for the 1997 and 1996 Cumulative Periods, respectively. This decrease in Casino Revenues as a percentage of Total Revenues is largely attributed to greater increases in Rooms and Food and Beverage Revenues due to the opening of the Tunica Hotel.

        Rooms Revenues (at 11.4% and 8.3% of Total Revenues for the 1997 and 1996 Cumulative Periods, respectively) increased 69.7% from the earlier period due primarily to the opening of the Tunica Hotel. Rooms Revenues at Fitzgeralds Tunica, at $3.6 million for the 1997 Cumulative Period, are not comparable to the 1996 Cumulative Period since the Tunica Hotel did not commence operations until August 1996 and was not fully operational until October 1996. The Tunica Hotel operated at an average occupancy rate of 88.9% for the 1997 Cumulative Period. Rooms Revenues increased by 9.2% at Fitzgeralds Las Vegas due to a decrease in tour-and-travel customers with replacement by free independent travelers typically paying a higher average daily room rate, partially offset by lower occupancy rates, at 93.6% and 97.3% for the 1997 and 1996 Cumulative Periods, respectively. At Fitzgeralds Reno, higher Rooms Revenues were the result of a combination of higher daily room rates and an increase in average occupancy rates, from 90.1% to 87.3% for the 1997 and 1996 Cumulative Periods, respectively.
These increases were largely due to the Bowling Tournament.

        Food and Beverage Revenues (at 11.9% and 12.7% of Total Revenues for the 1997 and 1996 Cumulative Periods, respectively) increased 16.6% period-to-period. This increase was primarily the result of additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica, which posted gains of 8.5% and 58.9%, respectively. Food and Beverage Revenues at Fitzgeralds Reno were essentially unchanged.

        Other Revenues for the 1997 Cumulative Period increased 40.1% over the 1996 Cumulative Period, due to increases in operating performance at Fitzgeralds Black Hawk and the Cliff Castle Casino.

        Promotional Allowances increased 23.8% period-to-period, as a result of increases in volumes, partially offset by improved methods to determine which guests should receive complimen-tary goods and services.


        OPERATING EXPENSES

        Total Operating Expenses increased 18.0%, from $63.5 million for the 1996 Cumulative Period to $75.0 million for the 1997 Cumulative Period, primarily due to increases in volume, increases in payroll costs related to the start of operations of the Tunica Hotel and of additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Total Operating Expenses were also affected by a 49.3% increase in Depreciation and Amortization Expense as renovated and expanded facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica were put into service.

        Casino Expenses were $32.0 million for the 1997 Cumulative Period, a 14.6% increase from the $27.9 million for the 1996 Cumulative Period, primarily as a result of increased volume and increased personnel and other costs in response to market conditions. Food and Beverage Expenses increased 32.5%, from $6.2 million for the 1996 Cumulative Period to $8.3 million for the 1997 Cumulative Period, as the result of additional restaurants at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Rooms Expenses increased 56.4%, from $3.9 million for the 1996 Cumulative Period to $6.1 million for the 1997 Cumulative Period, primarily as the result of the start of operations at the Tunica Hotel, while increases in Rooms Expense at Fitzgeralds Las Vegas and Fitzgeralds Reno were 4.7% and 2.0%, respectively.

        The three largest cross-departmental operating expense categories of the Company are promotional allowances (discussed above), personnel and marketing.

        Personnel Expenses increased 11.7%, from approximately $30.0 million for the 1996 Cumulative Period to approximately $33.4 million for the 1997 Cumulative Period. This increase resulted from the start of operations at the Tunica Hotel, as well as the need for larger staff at the expanded Las Vegas and Tunica facilities.

        Marketing Expenses, which includes advertising, promotional material, special events and the operations of the Fitzgeralds Card, increased 31.8% from the 1996 Cumulative Period to the 1997 Cumulative Period. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica, Mississippi. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

        Depreciation and Amortization Expense was $5.8 million for the 1997 Cumulative Period, a 49.3% increase over the 1996 Cumulative Period, as a result of the start of depreciation of the expanded and renovated facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica.


        INCOME FROM OPERATIONS

        As a result of the foregoing, Income from Operations was $8.5 million for the 1997 Cumulative Period, a 129.3% increase from the $3.7 million recorded for the 1996 Cumulative Period.

        INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

        Interest Expense, net of interest income, for the 1997 Cumulative Period was $11.4 million, a 30.7% increase over the $8.7 million for the 1996 Cumulative Period, due primarily to an 85.9% decline in interest income, resulting from the lower restricted cash balance, as well as an increase in interest expense resulting from the issuance in December 1996 of $5.9 million of 13% Priority Notes due 1998 (the "Priority Notes"). The net proceeds to the Company from the sale of the Priority Notes of approximately $4.7 million were used for working capital purposes.

        While the Company recorded $1.7 million in income tax benefit for the 1996 Cumulative Period, it recorded no income tax benefit or provision for the 1997 Cumulative Period.


        NET LOSS

        Net Loss decreased from a net loss of $3.3 million for the 1996 Cumulative Period to a net loss of $3.0 million for the 1997 Cumulative Period, due to an increase in Operating Income at all properties, especially Fitzgeralds Tunica, substantially offset by an increase in Interest Expense and the absence of an income tax benefit for the 1997 Cumulative Period.

        QUARTER ENDED JUNE 29, 1997 COMPARISON TO QUARTER ENDED JUNE 30, 1996

        The table below sets forth Net Operating Revenues and Adjusted EBITDA for each of the Core Properties for the 1997 Q2 Period and the 1996 Q2 Period. During the 1996 Q2 Period, Fitzgeralds Las Vegas had begun to experience construction-related disruption. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased 155.7%, to $9.1 million for the 1997 Q2 Period from $3.6 million for the 1996 Q2 Period.

                              SUMMARY OF OPERATING RESULTS
                                 (DOLLARS IN THOUSANDS)

                         Net Operating Revenues              Adjusted EBITDA
                       ----------------------------    ----------------------------
                       1997 Q2    1996 Q2              1997 Q2  1996 Q2
                        Period    Period               Period   Period
Fitzgeralds Las Vegas   $11,578    $11,050   +4.8%        $743     $952     -22.0%

Fitzgeralds Tunica       18,058     10,153  +77.8%       3,416      (9)        n/m

Fitzgeralds Reno         10,988      9,732  +12.9%       3,184    1,603     +98.7%

Other                     3,395      2,901  +17.0%       1,771    1,018     +74.0%
                       ----------------------------    ----------------------------

TOTAL                   $44,019    $33,836  +30.1%      $9,114   $3,564    +155.7%

        In the above table, "Other" includes results of operations at Nevada Club, management fees from the Oneida Contract, Fitzgeralds Black Hawk and the Cliff Castle Casino, costs related to corporate overhead in addition to that already allocated to each wholly owned property and, in the case of Adjusted EBITDA, cash distributions from Fitzgeralds Black Hawk.

        Total Revenues were $47.7 million and Net Operating Revenues were $44.0 million for the 1997 Q2 Period, representing, respectively, 30.2% and 30.1% increases over the Total Revenues of $36.7 million and Net Operating Revenues of $33.8 million for the 1996 Q2 Period. Such increases were largely the result of improved performance at Fitzgeralds Tunica and, to a lesser extent, improved performance at the other properties.

        Casino Revenues, approximately 79% and 77% of which were derived from slot machine revenues for the 1997 and 1996 Q2 Periods, respectively, increased by 24.7% from $27.3 million for the 1996 Q2 Period to $34.1 million for the 1997 Q2 Period, due primarily to the opening of the Tunica Hotel. Casino Revenues increased 57.6% at Fitzgeralds Tunica, while casino revenues were essentially unchanged at Fitzgeralds Las Vegas and increased 12.4% at Fitzgeralds Reno, due primarily to the Bowling Tournament. Casino Revenues represented 71.4% and 74.6% of Total Revenues for the 1997 and 1996 Q2 Periods, respectively. This decrease in Casino Revenues as a percentage of Total Revenues was largely attributable to increases in Rooms and Food and Beverage Revenues due to the opening of the Tunica Hotel.

        Rooms Revenues (at 11.4% and 8.4% of Total Revenues for the 1997 and 1996 Q2 Periods, respectively) increased 78.4% from the earlier period due primarily to the opening of the Tunica Hotel. Rooms Revenues at Fitzgeralds Tunica were $1.9 million for the 1997 Q2 period, but are not comparable to the 1996 Q2 Period since the Tunica Hotel did not commence operations until August 1996 and was not fully operational until October 1996. The Tunica Hotel operated at an average occupancy rate of 90.9% for the 1997 Q2 Period. Rooms Revenues increased by 13.6% at Fitzgeralds Las Vegas due to the replacement of a portion of the tour-and-travel customers with free independent travelers typically paying a higher average daily room rate, partially offset by lower occupancy rates, at 93.4% and 98.4% for the 1997 and 1996 Q2 Periods, respectively. At Fitzgeralds Reno, higher Rooms Revenue were the result of a combination of higher daily room rates and an increased average occupancy rate, 93.9% and 90.1% for the 1997 and 1996 Q2 Periods, respectively. These increases were largely due to the Bowling Tournament.

        Food and Beverage Revenues (at 11.5% and 12.5% of Total Revenues for the 1997 and 1996 Q2 Periods, respectively) increased 20.6% period-to-period. This increase was primarily the result of additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica, which posted gains of 13.1% and 61.7%, respectively. Food and Beverage Revenues at Fitzgeralds Reno increased 5.1% due primarily to increased traffic from the Bowling Tournament.

        Other Revenues for the 1997 Q2 Period increased 57.7% over the 1996 Q2 Period, due to increases in operating performance at Fitzgeralds Black Hawk and the Cliff Castle Casino.

        Promotional Allowances increased 31.4% period-to-period, as a result of increases in volumes, partially offset by improved methods to determine which guests should receive complimentary goods and services.

        OPERATING EXPENSES

        Total Operating Expenses increased 18.8%, from $32.3 million for the 1996 Q2 Period to $38.3 million for the 1997 Q2 Period, primarily due to increases in volume, increases in payroll costs related to the start of operations of the Tunica Hotel and additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica, as well as a 51.6% increase in Depreciation and Amortization Expense as the expanded and renovated facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica were put into service.

        Casino Expenses were $16.4 million for the 1997 Q2 Period, a 17.6% increase from the $14.0 million for the 1996 Q2 Period, primarily as the result of increased volume and increased personnel and other costs in response to market conditions. Food and Beverage Expenses increased 34.5%, from $3.2 million for the 1996 Q2 Period to $4.3 million for the 1997 Q2 Period, reflecting primarily the opening of additional restaurants at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Rooms Expenses increased 60.4%, from $2.0 million for the 1996 Q2 Period to $3.2 million for the 1997 Q2 Period, primarily as the result of the opening of the Tunica Hotel, while increases at Fitzgeralds Las Vegas and Fitzgeralds Reno were 4.7% and 2.0%, respectively.

        Personnel Expenses, one of the three largest cross-departmental operating expense categories besides marketing and depreciation and amortization, increased 13.0%, from approximately $15.2 million for the 1996 Q2 Period to approximately $17.1 million for the 1997 Q2 Period. This increase resulted from the start of operations at the Tunica Hotel, as well as the need for larger staff at the expanded Las Vegas and Tunica facilities. During the 1996 Q2 Period, a portion of Personnel Expense was capitalized as part of construction costs. Additionally, staffing levels were reduced during construction at the Las Vegas property.

        Marketing Expenses, which includes advertising, promotional material, special events and the operations of the Fitzgeralds Card, increased 13.2% from the 1996 Q2 Period to the 1997 Q2 Period. The increase was due primarily to more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica, Mississippi.

        Depreciation and Amortization Expense was $3.0 million for the 1997 Q2 Period, a 51.6% increase over the 1996 Q2 Period, principally as a result of the depreciation of the expanded and renovated facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica.


        INCOME FROM OPERATIONS

        As a result of the foregoing, Income from Operations was $5.7 million for the 1997 Q2 Period, a 259.6% increase from the $1.6 million for the 1996 Q2 Period.


        INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

        Interest Expense, net of interest income, for the 1997 Q2 Period was $5.7 million, a 37.1% increase over the $4.2 million for the 1996 Q2 Period, due primarily to an 83.8% decline in interest income, resulting from the lower restricted cash balance, as well as an increase in interest expense resulting from the issuance in December 1996 of the Priority Notes.

        While the Company had $0.98 million in income tax benefit for the 1996 Q2 Period, it had no income tax benefit or provision for the 1997 Q2 Period.


        NET INCOME

        Net Income was $381,989 for the 1997 Q2 Period compared to a net loss of $1.9 million for the 1996 Q2 Period. This increase was due to an increase in Operating Income at all properties, especially Fitzgeralds Tunica, offset partially by an increase in Interest Expense and the absence of an income tax benefit for the 1997 Q2 Period.


        LIQUIDITY AND CAPITAL RESOURCES

        At June 29, 1997, the Company had unrestricted cash of $17.7 million, which compares with unrestricted cash of $13.3 million at December 31, 1996 and $16.9 million at June 30, 1996. The unrestricted cash balance at June 29, 1997 included approximately $7.5 million in cash on hand for casino operations. The Company made the semi-annual interest payments totaling approximately $8.4 million on the Senior Secured Notes and the Priority Notes on June 30, 1997.

        Net cash provided by operating activities was $8.2 million for the 1997 Cumulative Period, which compares with net cash provided by operating activities of $12,587 for the 1996 Cumulative Period. The primary reasons for this increase were an increase in income from operations, discussed elsewhere in this report, and a $9.6 million increase in accruals, due mostly to the accrual of interest expense on the Company's senior obligations, partially offset by a $4.8 million decrease in accounts payable. Net cash used by investing activities was $126,164 for the 1997 Cumulative Period compared with $155,942 for the 1996 Cumulative Period. While during the 1996 Cumulative Period, acquisition of property and equipment was substantially offset by a decrease in restricted cash, in the 1997 Cumulative Period, acquisition of property and equipment exceeded the decrease in restricted cash by nearly $0.7 million. This deficit was more than offset by distributions from 101 Main. Additionally, lower proceeds from sale of assets was partially offset by a smaller investment in Fremont Street Experience. Net cash used by financing activities was $3.7 million for the 1997 Cumulative Period, compared with $2.8 million for the 1996 Cumulative Period. This increase in net cash used in financing activities was the result of a decline in long-term debt repayment (from $6.9 million for the 1996 Cumulative Period to $3.8 million for the 1997 Cumulative Period), partially offset by lower borrowings during the period (from $3.6 million for the 1996 Cumulative Period to $380,882 for the 1997 Cumulative Period).

        The Company has substantial fixed costs, including debt service on the Senior Secured Notes and on the Priority Notes, as well as a continuing need for funds to finance on-going capital requirements at each of its facilities. The Company believes that its cash flow from operations, together with its cash reserves, will be sufficient to support normal operating and capital needs and its debt service requirements. However, the Company is highly leveraged and it operates in intensely competitive markets and, therefore, there can be no assurances that the performance trends recorded in the recent past will continue into the near future.


        RECENT DEVELOPMENTS

        In the balance sheets dated December 31, 1996, and March 30, 1997, the Company had classified certain indebtedness as current liabilities as a result of default conditions affecting such indebtedness. As further explained in Note 4 to the financial statements enclosed herein, the Company has restructured such indebtedness and as a result reclassified them. Such reclassification is partly responsible for the improvement in liquidity from December 31, 1996, to June 29, 1997.

        The Company has exercised its option and intends to acquire the 78% equity interest in 101 Main not currently owned by FBHI at a purchase price of approximately $27.3 million, calculated on the basis of a pre-established earnings formula, and has obtained commitments from institutional investors to purchase $38.0 million of 13% First Mortgage Notes (the "First Mortgage Notes") subject to approval of the Colorado Limited Gaming Commission ("the Black Hawk Financing"). Such approval is expected to be granted on or about August 14, 1997, although assurance of such approval cannot be given. Because of certain restrictions on FGC, as issuer, and FBHI, as a subsidiary guarantor, contained in existing loan documents, FBHI formed FBHI-II as a wholly-owned subsidiary of FBHI. Concurrently with the consummation of the Purchase, FBHI will contribute substantially all of its assets (including its 22% equity interest in 101 Main, its option to acquire the remaining 78% equity interest in 101 Main and the management agreement (the "Management Agreement") between FBHI and 101 Main, to FBHI-II. At the same time, 101 Main will lend approximately $27.3 million from the proceeds of the offering to FBHI-II, which funds will be used by FBHI-II to acquire the additional 78% equity interest in 101 Main. FBHI-II, as the owner of all of the equity interests in 101 Main and the Management Agreement, will guarantee the obligations of 101 Main under the First Mortgage Notes. The remainder of the proceeds from the First Mortgage Notes will be used to retire certain existing indebtedness secured by assets of 101 Main and for general corporate purposes.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        On May 31, 1995 Fitzgeralds Reno, Inc. ("FRI"), a wholly-owned subsidiary of the Company, sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently sold Harolds Club to a company, the assets of which are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments in the amount of approximately $650,000 annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid for by the current owner of Harolds Club.

        The current owner of Harolds Club has not met its obligations with respect to the land leases (approximately $816,000 in arrears as of June 29, 1997) and the lessors have demanded payment from the current lessor, FRI and from another, unrelated guarantor. On or about August 2, 1996, each of the five land lessors filed separate actions in the Second Judicial District Court (Washoe County), State of Nevada, seeking payment from FRI and the other guarantor of an aggregate of approximately $319,280 in unpaid lease payments plus interest, attorneys' fees and costs. On October 31, 1996, four of the land lessors entered into a Stipulation with each of the named defendants pursuant to which the parties agreed to stay all action in the suits until April 15, 1997 in order to, among other things, allow the current owners an opportunity to find a buyer for the property and to allow FRI time to attempt to preserve the right to operate non-restricted gaming in the property. On March 20, 1997, the Nevada Gaming Commission approved the application filed by Nevada Club, Inc. to operate non-restricted gaming at Harolds Club for a period not to exceed one year from the date of approval. The Company operated 21 slot machines at Harolds Club, on behalf of its owner, and at no significant cost to the Company, for a total of two hours.

        The one land lessor who failed to join in the Stipulation has indicated an intention to dismiss FRI and all other defendants except one, from its lawsuit. However, that dismissal has not yet occurred. On October 31, 1996, one of the named defendants filed a cross-claim against FRI and the other defendants for indemnification and has threatened to make further claims against FRI. FRI intends to vigorously defend this action as well as the other four actions.


ITEM 2.  CHANGES IN SECURITIES.
Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As further explained in the Company's Current Report on Form 8-K dated December 31, 1996 and filed on June 29, 1997, the Company was in default under the Indenture (the "Indenture") governing its 13% Priority Secured Notes due December 31, 1998 (the "Priority Notes") and on its 13% Senior Secured Notes due 2002, as a result of cross-default provisions contained in the Indenture and related agreements governing such Notes. The Priority Notes and the Senior Secured Notes are collectively referred to as the Notes. The Company's defaults on other indebtedness secured by assets of the Company that triggered the cross-default provisions were cured on July 9, 1997, and July 30, 1997, and on August 13, 1997, waivers of such defaults were obtained from the requisite holders of the Company's Priority Notes and Senior Secured Notes.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        On August 5, 1997, the Company submitted to its noteholders a consent solicitation relating to (i) the exercise of the option to acquire the remaining 78% equity interest in 101 Main, the entity which owns Fitzgeralds Black Hawk and the related Black Hawk Financing; (ii) the restructuring of the principal indebtedness encumbering Fitzgeralds Reno, which includes the waiver of past defaults, a reduction in monthly interest payments and the grant of a security interest in an adjacent parcel which will become an integral part of Fitzgeralds Reno (the "Fitzgeralds Reno Debt Restructuring"); and (iii) a one-year extension of the period for consummating certain specified offerings or mergers and corresponding changes affecting contingent interest on, and warrants sold in connection with, the Senior Secured Notes and a class of preferred stock. On August 13, 1997, holders of a majority in principal amount of the Notes granted consents and waivers with regard to (i) and (ii). The Company continues discussions with the holders of its securities in regard to item (iii). A complete description of such matters is contained in the text of the Consent Solicitation which is attached to this Form 10-Q as Exhibit 20 and incorporated herein by reference thereto.


ITEM 5.  OTHER INFORMATION.
Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit 20, Form of Consent Solicitation for Fitzgeralds Black Hawk Acquisition, Fitzgeralds Reno Debt Restructuring and Extension of Period for Qualified Public Offering and Qualified Public Company Merger (the "Consent Solicitation Statement")

Exhibit 99, Documents pertaining to the restructuring of notes payable by Fitzgeralds Reno, Inc. to the Estate of Lincoln Fitzgeralds and to John Metzker, including:

             (a) Second Modification on Deed of Trust
             (b) Deed of Trust
             (c) Second Amended and Restated Promissory Note
             (d) Second Modification of Security Agreement
             (e) Security Agreement
             (f) Replacement Note Secured by Deed of Trust in the amount of
                 $4,128,672.88
             (g) Replacement Note Secured by Deed of Trust in the amount of
                 $1,402,893.14
             (h) Third Amendment to Stock Redemption Agreement
             (i) Release and Settlement Agreement
             (j) Second Modification of Deed of Trust and Security Agreement and
                 Fixture Filing and Assignment
             (k) Replacement Promissory Note

Report on Form 8-K filed on June 29, 1997.

Report on Form 8-K filed on July 14, 1997.

                                   SIGNATURES






        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: August 12, 1997


                                         FITZGERALDS GAMING CORPORATION




                                         Fernando Bensuaski
                                         Executive Vice President
                                         (Duly Authorized Officer)





                                         Michael E. McPherson
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer, Principal
                                         Financial Officer and Principal
                                         Accounting Officer)