Form 10-Q
period 1997-09-28
FITZGERALDS GAMING CORP
filed 1997-11-12
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
 (MARK ONE)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Transition period from           to
                                                        --------  --------

                         Commission file number: 0-26518


                         FITZGERALDS GAMING CORPORATION
             (Exact name of registrant as specified in its charter)

                 NEVADA                                            88-0329170
(State or other jurisdiction of incorporation        (IRS Employer Identification Number)
           or organization)

                     301 FREMONT STREET, LAS VEGAS NV 89101
               (Address of principal executive offices) (Zip Code)

                                 (702) 388-2224
              (Registrant's telephone number, including area code)

      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  Shares outstanding of each of the registrant's classes of common stock as of
                                November 1, 1997

               Class                        Outstanding as of November 1, 1997
               -----                        ----------------------------------
   Common stock, $.01 par value                        4,012,846

                         FITZGERALDS GAMING CORPORATION
                                    FORM 10-Q
                                      INDEX



PART I           FINANCIAL INFORMATION

                 ITEM 1          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 28,
                                  1997 AND DECEMBER 31, 1996                                          4

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                                 THE QUARTERS AND THREE QUARTERS ENDED SEPTEMBER 28, 1997
                                 AND SEPTEMBER 29, 1996                                               6

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                                 THE THREE QUARTERS ENDED SEPTEMBER 28, 1997 AND
                                 SEPTEMBER 29, 1996                                                   7

                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 8


                 ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                 CONDITION AND RESULTS OF OPERATIONS                                  12

PART II          OTHER INFORMATION                                                                    23

                 SIGNATURES                                                                           26

                                     PART I

                              FINANCIAL INFORMATION



                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 1997 AND DECEMBER 31, 1996
-------------------------------------------------------------------------------


ASSETS                                                   SEP. 28, 1997     DEC. 31, 1996
                                                          ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                              $ 13,632,315     $ 13,349,497
   Accounts receivable, net of allowance for doubtful
      accounts of $384,367 and $253,942                      3,061,217        2,056,841
   Accounts and notes receivable, related parties            1,906,536        2,209,188
   Inventories                                               1,237,573        1,545,661
   Prepaid expenses:
      Gaming taxes                                           1,282,273        1,374,319
      Insurance                                                382,659          326,621
      Other                                                  1,655,363        1,367,699
                                                          ------------     ------------

         Total current assets                               23,157,936       22,229,826
                                                          ------------     ------------

PROPERTY AND EQUIPMENT, net                                165,520,491      151,883,083
                                                          ------------     ------------

OTHER ASSETS:
   Estimated realizable value of Nevada Club assets
     held for sale                                           4,000,227             --
   Restricted cash - construction                              643,497        2,254,323
   Restricted investment                                     1,000,000        1,000,000
   Long-term accounts and notes receivable - related
      parties, net of current portion                          627,762           10,753
   Investment in Fremont Street Experience LLC               1,520,563        2,038,813
   Investment in 101 Main Street LLC                              --          2,975,362
   Debt offering costs                                       8,340,279        7,013,894
   Goodwill                                                 14,135,606             --
   Other assets                                              1,563,465        1,772,520
                                                          ------------     ------------

         Total other assets                                 31,831,399       17,065,665
                                                          ------------     ------------

TOTAL                                                     $220,509,826     $191,178,574
                                                          ============     ============




                                                                    (continued)

            See Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION

SEPTEMBER 28, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   SEP. 28, 1997      DEC. 31, 1996
                                                                           -------------      -------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                       $   7,799,028      $  25,637,728
   Current portion of notes payable - related parties                          2,111,892          2,111,892
   Accounts payable                                                            4,514,598         11,518,602
   Accrued and other:
      Payroll and related                                                      4,808,400          3,290,264
      Progressive jackpots                                                       755,431            733,800
      Outstanding chips and tokens                                               707,231            843,162
      Interest                                                                 5,227,880            459,326
      Offering costs                                                             634,650          1,048,611
      Other                                                                    5,019,644          3,619,451
                                                                           -------------      -------------
         Total current liabilities                                            31,578,754         49,262,836

LONG-TERM DEBT, net of current portion                                       182,818,128        127,856,487

NOTES PAYABLE - RELATED PARTIES, net of current portion                             --               25,903
                                                                           -------------      -------------
         Total liabilities                                                   214,396,882        177,145,226
                                                                           -------------      -------------

MINORITY INTEREST                                                                329,210            587,837
                                                                           -------------      -------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE PREFERRED STOCK, recorded at
   liquidation preference value, net of unamortized offering costs and
   discount                                                                   18,537,872         15,488,782
                                                                           -------------      -------------

STOCKHOLDERS' DEFICIENCY:

Common stock, $.01 par value; 29,200,000 shares authorized;

   4,012,846 shares issued and outstanding                                        40,128             40,128
Additional paid-in capital                                                    23,649,582         23,785,603
Accumulated deficit                                                          (36,443,848)       (25,869,002)
                                                                           -------------      -------------
      Total stockholders' deficiency                                         (12,754,138)        (2,043,271)
                                                                           -------------      -------------

TOTAL                                                                      $ 220,509,826      $ 191,178,574
                                                                           =============      =============




            See Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND THREE QUARTERS ENDED SEPTEMBER 28, 1997 AND
SEPTEMBER 29, 1996
--------------------------------------------------------------------------------


                                                                    Quarters Ended                   Three Quarters Ended
                                                           -------------------------------     -------------------------------
                                                              Sep. 28,          Sep. 29,          Sep. 28,          Sep. 29,
                                                                1997              1996              1997              1996
                                                           -------------     -------------     -------------     -------------
OPERATING REVENUES
   Casino                                                  $  38,446,296     $  28,253,564     $ 103,163,292     $  82,502,788
   Food and beverage                                           5,923,519         4,630,791        16,719,913        13,888,013
   Rooms                                                       5,666,706         4,386,541        16,000,478        10,476,261
   Other                                                       2,582,503         2,026,853         7,366,736         5,441,860
                                                           -------------     -------------     -------------     -------------
      Total                                                   52,619,024        39,297,749       143,250,419       112,308,922
   Less promotional allowances                                 4,058,739         3,207,782        11,253,266         9,017,378
                                                           -------------     -------------     -------------     -------------
      Net                                                     48,560,285        36,089,967       131,997,153       103,291,544
                                                           -------------     -------------     -------------     -------------
OPERATING COSTS AND EXPENSES
   Casino                                                     17,899,400        14,675,317        49,890,035        42,586,772
   Food and beverage                                           4,520,251         3,251,781        12,781,495         9,486,842
   Rooms                                                       3,123,246         2,772,798         9,244,056         6,686,392
   Other operating                                               440,556           366,716         1,176,760         1,163,329
   Selling, general and administrative                        12,918,825        11,216,188        34,927,924        31,952,765
   Depreciation and amortization                               3,226,673         2,169,937         9,064,364         6,079,632
   Writedown of Nevada Club assets and
     Harolds Club lease settlement                             4,009,832              --           4,009,832              --
                                                           -------------     -------------     -------------     -------------
      Total                                                   46,138,783        34,452,737       121,094,466        97,955,732
                                                           -------------     -------------     -------------     -------------
INCOME FROM OPERATIONS                                         2,421,502         1,637,230        10,902,687         5,335,812
OTHER INCOME (EXPENSES)
   Interest income                                                81,641           380,771           244,093         1,754,349
   Interest income - stockholders                                 30,145            12,774            69,105            66,246
   Other income                                                   71,371            36,163           110,398            81,402
   Interest expense                                           (6,534,165)       (4,621,536)      (18,075,090)      (14,691,491)
   Interest expense - stockholders                               (37,273)          (42,184)         (110,994)         (131,243)
   Other expense                                                    --                --            (350,000)             --
   Gain on sale of assets                                         11,535            14,160            35,040           285,212
   Equity in income (loss) of unconsolidated affiliates         (325,103)          242,674          (315,464)           58,855
   Minority interest in income of subsidiaries                  (204,753)         (122,500)          (35,531)         (285,707)
                                                           -------------     -------------     -------------     -------------
LOSS BEFORE TAXES                                             (4,485,100)       (2,462,448)       (7,525,756)       (7,526,565)
INCOME TAX BENEFIT (EXPENSE)                                        --            (675,348)             --           1,039,971
                                                           -------------     -------------     -------------     -------------
NET LOSS                                                      (4,485,100)       (3,137,796)       (7,525,756)       (6,486,594)
PREFERRED STOCK DIVIDENDS                                     (1,054,001)         (909,679)       (3,049,090)       (2,592,362)
                                                           -------------     -------------     -------------     -------------
NET LOSS APPLICABLE TO COMMON STOCK                        $  (5,539,001)    $  (4,047,475)    $ (10,574,846)    $  (9,078,956)
                                                           =============     =============     =============     =============
NET LOSS PER COMMON SHARE                                  $       (1.38)    $       (1.01)    $       (2.64)    $       (2.26)
                                                           =============     =============     =============     =============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                 4,012,846         4,012,846         4,012,846         4,012,846
                                                           =============     =============     =============     =============




            See Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE QUARTERS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996


                                                                              Sep. 28, 1997    Sep. 29, 1996
                                                                              ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $  4,221,852     $  4,820,579
                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of assets                                                     97,277          358,912
   Repayments from related parties                                                 216,659           84,595
   Acquisition of property and equipment                                        (2,855,109)     (47,161,334)
   Decrease in restricted cash - construction                                    1,610,826       43,329,813
   Purchase of business, net of cash acquired (Note 2)                         (25,747,169)            --
   Distributions from 101 Main Street                                            1,034,000          352,000
   Investment in Fremont Street Experience                                        (617,785)        (847,928)
                                                                              ------------     ------------
      Net cash used in investing activities                                    (26,261,301)      (3,883,942)
                                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                             --              1,350
   Proceeds from issuance of debt                                               38,552,360        3,977,925
   Repayment of long-term debt                                                 (14,086,665)      (7,488,600)
   Payment of debt offering costs                                               (1,849,269)            --
   Dividends to minority stockholders                                             (294,159)        (292,543)
   Decrease in restricted cash                                                        --            471,569
   Payments to related parties                                                        --           (311,081)
   Other                                                                              --             (8,680)
                                                                              ------------     ------------
      Net cash provided by (used in) financing activities                       22,322,267       (3,650,060)
                                                                              ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                     282,818       (2,713,423)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  13,349,497       19,843,824
                                                                              ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 13,632,315     $ 17,130,401
                                                                              ============     ============
Cash paid for interest                                                        $ 11,871,508     $ 11,032,156
                                                                              ============     ============
Cash paid for income taxes                                                    $     18,075             --
                                                                              ============     ============
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired through the issuance of debt                  $     56,327     $  1,953,677
Accretion of discount on preferred stock                                           329,613          238,238
Accrual of preferred stock dividends                                             2,719,476        2,354,124
Advances receivable transferred to Investment in 101 Main Street                      --          2,500,000
Stock redemption adjustment                                                        136,021             --
Property and equipment transferred to estimated realizable value of Nevada
   Club Assets held for sale                                                     6,157,227            --




            See Notes to Condensed Consolidated Financial Statements

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.          Basis of Presentation

            The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation ("the Company") as of September 28, 1997 and for the quarters and three quarters ended September 28, 1997 and September 29, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

            In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996. The results of operations for the quarter and three quarters ended September 28, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

2.          Investment in 101 Main Street

            On August 15, 1997, the Company acquired the 78% interest in 101 Main Street ("101 Main") not previously owned by Fitzgeralds Black Hawk Inc, ("FBHI") at a purchase price of approximately $27.3 million. Because of certain restrictions on the Company, as issuer, and FBHI, as a subsidiary guarantor, contained in existing loan documents, FBHI formed FBHI-II as a wholly-owned subsidiary of FBHI. FBHI then contributed substantially all of its assets including its 22% equity interest in 101 Main, its option to acquire the remaining 78% equity interest in 101 Main and the management agreement (the "Management Agreement") between FBHI and 101 Main, to FBHI-II. At the same time, 101 Main loaned approximately $27.3 million of the proceeds of its $38.0 million 13% First Mortgage Notes due 2000 (the "101 Main Notes") to FBHI-II for use in acquiring the additional 78% interest in 101 Main (the "Purchase"). FBHI-II, as the owner of all of the equity interests in 101 Main and the Management Agreement, guaranteed the obligations of 101 Main under the First Mortgage Notes. The remainder of the proceeds from the 101 Main Notes was used to retire certain existing indebtedness secured by assets of 101 Main and for general corporate purposes.

            The acquisition of the 78% equity interest in 101 Main has been recorded as a purchase. Prior to the acquisition, the Company's 22% equity interest in 101 Main was accounted for using the equity method. From August 15, 1997, the financial statements of 101 Main have been consolidated with those of the Company.

            The allocation of the purchase price is as follows:

                Purchase price                     $ 27,300,000
                Cash acquired                        (1,552,831)
                                                   ------------
                Net                                $ 25,747,169
                                                   ============

                Working capital other than cash    $ (3,218,233)
                Property and equipment               19,591,964
                Goodwill                             14,179,918
                Long-term debt                       (4,806,480)
                                                   ------------
                Net                                $ 25,747,169
                                                   ============







        The table below reflects proforma condensed financial information for the Company as if the 78% equity interest in 101 Main was acquired on January 1, 1997 and 1996:

                                                 Three Quarters Ended
                                           -------------------------------
                                           Sep. 28, 1997     Sep. 29, 1996
                                           -------------     -------------
    Net revenues                           $ 152,749,554     $ 123,929,084
    Net loss                                  (4,215,558)       (2,525,001)
    Net loss applicable to common stock       (7,264,648)       (5,117,363)
                                           -------------     -------------
    Net loss per common share              $       (1.81)    $       (1.28)
                                           =============     =============



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

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates with the adoption of SFAS 131 it will expand its segment disclosures relative to its Nevada, Colorado and Mississippi operations. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

4.          Long-Term Debt

            Fitzgeralds Reno, Inc. ("FRI"), a wholly-owned subsidiary of the Company, issued a note (the "Fitzgeralds Reno Note") to an individual, in connection with the acquisition of Fitzgeralds Casino/Hotel, Reno. FRI had not made full principal payments on the Fitzgeralds Reno Note since March 1996 based on a verbal agreement with the holder and was approximately $1.3 million in arrears on principal as of July 30, 1997. The holder of the note had not placed the note into default or demanded payment of either the principal in arrears or the entire principal balance as of such date. However, neither had the note holder waived any rights under the note agreement. As a result, the Company classified the entire balance of the Fitzgeralds Reno Note as current as of December 31, 1996 and March 30, 1997. On July 30, 1997, FRI re-negotiated the terms and conditions of the Fitzgeralds Reno Note. Monthly payments on the Fitzgeralds Reno Note were reduced to $150,000 per month from July 31, 1997 through December 31, 1997; thereafter, monthly payments will be $200,000. The remaining principal and interest will be due December 31, 2001.

            Additionally, FRI was in default under the terms and conditions of a note (the "Stockholder Note") issued to an individual in connection with the purchase of such individual's ownership in FRI and, as of June 29, 1997, was approximately $825,000 in arrears in principal and interest. On or about July 9, 1997, the Company paid $883,270 on the Stockholder Note, agreed to adjust the principal outstanding, and agreed to modifications that created separate notes to the holder and his former wife. The revised notes call for aggregate monthly payments of $20,000 from August 1, 1997 to January 31, 1998. Interest only payments will commence February 1, 1998 through January 31, 1999, with monthly principal and interest payments of $75,000 thereafter; remaining principal and interest due September 16, 2001.

            The Fitzgeralds Reno Note and the Stockholder Note have been recorded in accordance with the revised terms in the condensed consolidated balance sheet as of September 28, 1997.

5.          Employee Stock Option Plan

            In March 1997, in an action that was subsequently ratified by the Company's stockholders, the Company modified its Stock Option Incentive Plan (the "Plan"). The exercise price of all options outstanding under the Plan, which previously was $4.50 per share, was changed to $1.00, except for options granted to two controlling stockholders, the exercise price of which was changed to $1.10. The number of shares authorized to be issued under the Plan was also increased from 600,000 to 1,000,000.

6.          Defaults upon Senior Secured Notes

            As further explained in the Company's Current Report on Form 8-K dated December 31, 1996 and filed on June 29, 1997, the Company was in default on its senior securities, including the 13% Priority Secured Notes due December 31, 1998 (the "Priority Notes") and the 13% Senior Secured Notes due 2002 (the "Senior Secured Notes").

            As further explained in Note 4, the Company has re-negotiated the terms and conditions of the Stockholder Note and the Fitzgeralds Reno Note, and cured all defaults thereunder. The Company has also obtained from the requisite holders of its senior securities, including the Priority Notes and the Senior Secured Notes, waivers with respect to any default which may have existed as a result of the foregoing matters.

7.          Contingencies

            On May 31, 1995 FRI sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently sold Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments to five lessors in the amount of approximately $650,000 annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of September 28, 1997, the current owner of Harolds Club was approximately $961,000 in arrears in land lease payments and approximately $236,800 in arrears in property taxes and assessments.

            The current owners of Harolds Club and the five land lessors have received an offer to purchase their respective interests in Harolds Club for $6,925,000. Subject to certain terms and conditions, FRI has agreed to pay the land lessors $2,125,000 in exchange for a dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club (the "Settlement"). FRI anticipates paying $600,000 of the Settlement in cash and the remainder in the form of five promissory notes payable in equal monthly installments over five years, including interest at the prime rate in effect at the largest financial institution in Nevada on the date such notes are executed. Such notes will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company. In addition, a prior owner of Harolds Club named in four of the five actions has agreed to reimburse FRI $300,000 as its contribution to the settlement of these actions. Each of the notes are prepayable at any time together with accrued interest to the date of payment without penalty. During the quarter ended September 28, 1997, the Company recorded an expense of $1,852,832 for the anticipated net settlement obligation, including related legal fees.

8.          Nevada Club

            The Company is currently marketing the Nevada Club for sale and, based on available information, has estimated a net realizable value of approximately $4 million for the assets to be sold. In anticipation of such sale, the Company has reclassified $6.2 million from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale in the condensed consolidated balance sheet as of September 28, 1997 and has recorded an allowance of $2.2 million against the book value of the assets held for sale to write such assets down to the estimated net realizable value for the quarter and three quarters ended September 28, 1997.

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


            GENERAL

            Fitzgeralds Gaming Corporation ("Fitzgeralds" or the "Company") owns and operates the Fitzgeralds Casino-Hotel at the Fremont Street Experience in Las Vegas, Nevada ("Fitzgeralds Las Vegas"), the Fitzgeralds Casino-Hotel in downtown Reno, Nevada ("Fitzgeralds Reno"), the Fitzgeralds Casino-Hotel in Tunica, Mississippi ("Fitzgeralds Tunica") and the Fitzgeralds Casino in Black Hawk, Colorado ("Fitzgeralds Black Hawk"). The Company also manages the Cliff Castle Casino, in Camp Verde, Arizona, which is owned by the Yavapai-Apache Tribe. Further, in consideration of work performed by the Company prior and subsequent to the opening of the Turning Stone Casino, in Verona, New York, the Company receives monthly payments through July 1998 from the Oneida Indian Nation, the owners of the Turning Stone Casino (the "Oneida Contract"). The Company is actively marketing for sale the Nevada Club in Reno, Nevada.

            Changes in operations affecting the period-to-period comparisons below include (a) the purchase of a 22% equity interest in the owner of Fitzgeralds Black Hawk on February 26, 1996; (b) the completion of the renovation and expansion of Fitzgeralds Las Vegas in late 1996; (c) the opening of the hotel at Fitzgeralds Tunica (the "Tunica Hotel") in late 1996; and (d) the purchase of the remaining 78% equity interest in the owner of Fitzgeralds Black Hawk on August 15, 1997.

            In the discussions below, the "Cumulative 1997 Period" is defined as the three quarters ended September 28, 1997 and the "Cumulative 1996 Period" is defined as the three quarters ended September 29, 1996. The "1997 Q3 Period" is defined as the quarter ended September 28, 1997 and the "1996 Q3 Period" is defined as the quarter ended September 29, 1996. EBITDA, or "earnings before interest, taxes on income, depreciation, and amortization," is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. Adjusted EBITDA is EBITDA plus cash distributions received from 101 Main (prior to the purchase of the remaining 78% equity interest), for Fitzgeralds Reno excludes the $1.9 million non-recurring expense recorded in the 1997 Q3 Period in connection with the Harolds Club lease settlement, and for Fitzgeralds Reno and Nevada Club excludes the $2.1 million write-down of the Nevada Club assets. Refer to Note 7 of the Notes to Condensed Consolidated Financial Statements. For all properties, EBITDA is calculated after the allocation of corporate costs. However, EBITDA and Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized below and its condensed consolidated financial statements including the notes thereto prepared in accordance with Generally Accepted Accounting Principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

            The narrative discussion below regarding financial performance is focused on the principal ongoing operating properties of the Company, unless otherwise noted, which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgerald's Reno and Fitzgeralds Inc. (the "Properties"). Fitzgeralds Inc. encompasses the management operations of Fitzgeralds Black Hawk and Cliff Castle. Unless the context otherwise indicates, the discussion below excludes Nevada Club, which is being actively marketed for sale and, in management's opinion, is not material to the ongoing operations of the Company.

        THREE QUARTERS ENDED SEPTEMBER 28, 1997 COMPARISON TO THREE QUARTERS ENDED SEPTEMBER 29, 1996

            The table below sets forth Net Operating Revenues (which represents Total Revenues less Promotional Allowances) and Adjusted EBITDA for the 1997 Cumulative Period and the 1996 Cumulative Period. Adjusted EBITDA for the Properties, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased 113.2%, from $11.6 recorded for the 1996 Cumulative Period to $24.6 million for the 1997 Cumulative Period. All of the Company's properties recorded increases in Adjusted EBITDA, due to a combination of stronger markets and successful implementation of marketing programs. The increase in Adjusted EBITDA also reflects the inclusion of Fitzgeralds Black Hawk for the period of August 15, 1997 through September 28, 1997, due to the purchase of the 78% equity interest in 101 Main not previously owned by the Company, effective on August 15, 1997.


                                                                 Summary of Operating Results
                                                                    (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                              Net Operating Revenues          Income (Loss) from Operations              Adjusted EBITDA
                          ----------------------------      --------------------------------     ------------------------------
                            1997        1996                  1997         1996                    1997        1996
                           Period      Period                Period       Period                  Period      Period
Fitzgeralds Las Vegas     $ 34,608    $ 32,579    +6.2%     $   (228)    $    701     -132.5%    $  2,136    $  2,165    +  1.3%
Fitzgeralds Tunica          52,668      33,533    +57.1%       5,273         (644)    +918.1%       9,921       2,315    +328.5%
Fitzgeralds Reno            30,631      28,571    + 7.2%       1,823        3,011      -39.5%       6,094       4,327    + 40.8%
Fitzgeralds Black Hawk       4,484        --      n/m          2,045         --       n/m           2,246        --         n/m
Other                        4,464       3,569    +25.1%       3,154        2,385      +32.2%       4,231       2,746    + 54.1%
                          --------    --------   ------     --------     --------   --------     --------    --------   --------
Properties                 126,855      98,252    +29.1%      12,067        5,453     +121.3%      24,628      11,553    +113.2%
Nevada Club                  5,142       5,040    + 2.0%      (1,164)        (117)    -894.7%         383         214    + 78.5%
                          --------    --------   ------     --------     --------   --------     --------    --------   --------
Total                     $131,997    $103,292    +27.8%    $ 10,903     $  5,336     +104.3%    $ 25,011    $ 11,767    +112.5%
                          ========    ========   ======     ========     ========   ========     ========    ========   =======


            "Other" includes management fees from 101 Main through August 15, 1997, the Oneida Settlement and Cliff Castle Casino, costs related to corporate overhead in addition to that already allocated to each wholly owned property and cash distributions from 101 Main through August 15, 1997.

            OPERATING REVENUES

            Total Revenues for the Properties were $137.7 million and Net Operating Revenues for the Properties were $126.9 million for the 1997 Cumulative Period, representing, respectively, 28.9% and 29.1% increases over the Total Revenues of $106.8 million and Net Operating Revenues of $98.3 million for the 1996 Cumulative Period. Such increases were largely the result of the inclusion of Fitzgeralds Black Hawk's results from August 15, 1997, through September 28, 1997, as well as the fact that Fitzgeralds Tunica's 507-room hotel tower (the "Tunica Hotel") did not commence operations until August 1996 and was not fully operational until October 1996. Therefore, 1997 Cumulative Period results include hotel revenue and subsequent improved casino revenue at Fitzgeralds Tunica for the entire 1997 Cumulative Period.

            The Company's business can be separated into four operating departments: casino, rooms, food and beverage, as well as other. Casino Revenues, approximately 78.7% and 76.4% of which are derived from slot machine revenues for the 1997 and 1996 Cumulative Periods, respectively, increased by 26.4% from the $78.2 million recorded for the 1996 Cumulative Period to the $98.8 million recorded for the 1997 Cumulative Period, due principally to the purchase of the remaining 78% of Fitzgeralds Black Hawk and to the Tunica Hotel, which opened in phases from August to October 1996. Casino Revenues increased 43.6% at Fitzgeralds Tunica, due to the opening of the Tunica Hotel, and 5.3% at Fitzgeralds Reno, due mostly to increased traffic from the Women's International Bowling Congress ("the Bowling Tournament") held in Reno during the first and second quarters of 1997. Casino Revenues increased 5.7% at Fitzgeralds Las Vegas due mostly to the fact that Fitzgeralds Las Vegas was largely under construction from May through November of 1996. Casino Revenues represented 71.8% and 73.2% of Total Revenues for the 1997 and 1996 Cumulative Periods, respectively. This decrease in Casino Revenues as a percentage of Total Revenues is largely attributed to greater increases in Rooms and Food and Beverage Revenues due to the opening of the Tunica Hotel.

            Rooms Revenues (at 11.6% and 9.8% of Total Revenues for the 1997 and 1996 Cumulative Periods, respectively) increased 52.7% from the earlier period due primarily to the opening of the Tunica Hotel. Rooms Revenues at Fitzgeralds Tunica, at $5.9 million for the 1997 Cumulative Period, are not comparable to the $1.1 million for the 1996 Cumulative Period since the Tunica Hotel did not commence operations until August 1996 and was not fully operational until October 1996. The Tunica Hotel operated at an average occupancy rate of 90.6% for the 1997 Cumulative Period. Rooms Revenues increased by 5.8% at Fitzgeralds Las Vegas due to a decrease in tour-and-travel customers with replacement by free independent travelers typically paying a higher average daily room rate, partially offset by lower occupancy rates, at 92.3% and 96.2% for the 1997 and 1996 Cumulative Periods, respectively. At Fitzgeralds Reno, higher Rooms Revenues were the result of a combination of higher daily room rates and an increase in average occupancy rates, from 89.2% to 91.8% for the 1996 and 1997 Cumulative Periods, respectively. These increases were largely due to the Bowling Tournament.

            Food and Beverage Revenues (at 11.3% and 11.9% of Total Revenues for the 1997 and 1996 Cumulative Periods, respectively) increased 22.3% period-to-period. This increase was the result of the inclusion of Fitzgeralds Black Hawk results of approximately $330,000 as well as the additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica, which posted gains of 14.5% and 49.8%, respectively. Food and Beverage Revenues at Fitzgeralds Reno were essentially unchanged.

            Other Revenues for the Properties for the 1997 Cumulative Period increased 35.3% over the 1996 Cumula-tive Period, due to the opening of the Tunica Hotel, including TV movie, telephone and gift shop revenues and credit card commissions, and to increases in operating performance at the Cliff Castle Casino.

            Promotional Allowances increased 27.0% period-to-period, as a result of increases in volumes, partially offset by improved methods to determine which guests should receive complimentary goods and services.


            OPERATING EXPENSES

            Total Operating Expenses for the Properties increased 23.7%, from $92.8 million for the 1996 Cumulative Period to $114.8 million for the 1997 Cumulative Period, primarily due to the inclusion of Fitzgeralds Black Hawk Operating Expenses of approximately $2.4 million, increases in volume, and increases in payroll costs related to the start of operations of the Tunica Hotel and of additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Total Operating Expenses were also affected by a 51.0% increase in Depreciation and Amortization Expense as renovated and expanded facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica were put into service, and a $2.6 million non-recurring settlement expense in connection with the Harolds Club lease expense and the writedown of Nevada Club assets.

            Casino Expenses were $47.1 million for the 1997 Cumulative Period, an 18.5% increase from the $39.7 million for the 1996 Cumulative Period, primarily as a result of increased volume and increased personnel as well as the inclusion of expenses from Fitzgeralds Black Hawk during the 1997 Cumulative Period. Food and Beverage Expenses increased 37.3%, from $8.7 million for the 1996 Cumulative Period to $11.9 million for the 1997 Cumulative Period, primarily as the result of additional restaurants at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Rooms Expenses increased 38.3%, from $6.7 million for the 1996 Cumulative Period to $9.2 million for the 1997 Cumulative Period, primarily as the result of the start of operations at the Tunica Hotel, while increases in Rooms Expense at Fitzgeralds Las Vegas and Fitzgeralds Reno were 0.4% and 3.5%, respectively. Selling, general & administrative expense increased 10.4%, from $30.7 million for the 1996 Cumulative Period to $33.9 million for the 1997 Cumulative Period due mostly to increases in personnel and marketing expenses, as explained further below.

            The three largest cross-departmental operating expense categories of the Properties are promotional allowances (discussed above), personnel and marketing.

            Personnel Expenses increased 14.6%, from approximately $42.9 million for the 1996 Cumulative Period to approximately $49.1 million for the 1997 Cumulative Period. This increase resulted from the start of operations at the Tunica Hotel, as well as the need for larger staff at the expanded Las Vegas and Tunica facilities and the inclusion of Fitzgeralds Black Hawk personnel expenses in the 1997 Cumulative Period.

            Marketing Expenses, which includes advertising, promotional material, special events and the operations of the Fitzgeralds player tracking card (the "Fitzgeralds Card"), increased 29.1% from the 1996 Cumulative Period to the 1997 Cumulative Period. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica, Mississippi. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

            Depreciation and Amortization Expense was $8.9 million for the 1997 Cumulative Period, a 51.0% increase over the $5.9 million recorded for the 1996 Cumulative Period, as a result of the start of depreciation of the expanded and renovated facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica, as well as the addition of Fitzgeralds Black Hawk's depreciation and amortization of approximately $200,000.


            INCOME FROM OPERATIONS

            As a result of the foregoing, Income from Operations for the Properties, which includes the effect of the $2.6 million non-recurring expenses previously mentioned increased 121.3%, from $5.5 million recorded for the 1996 Cumulative Period to $12.1 million for the 1997 Cumulative Period.


            INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

            Interest Expense, net of interest income, increased 39.6%, from $12.6 million for the 1996 Cumulative Period to $17.6 million for the 1997 Cumulative Period, due in part to an increase in interest expense resulting from the issuance in December 1996 of $5.9 million of 13% Priority Notes due 1998 (the "Priority Notes") as well as the issuance in August 1997 of $38 million in 101 Main Notes. Further, during the 1996 Cumulative Period interest of $1.5 million was capitalized on the construction of Fitzgeralds Las Vegas and Fitzgeralds Tunica. No interest was capitalized during the 1997 Cumulative Period.

            While the Properties recorded $883,000 in income tax benefit for the 1996 Cumulative Period, it recorded no income tax benefit or provision for the 1997 Cumulative Period.


            NET LOSS

            Net Loss decreased from $6.2 million for the 1996 Cumulative Period to $5.9 million for the 1997 Cumulative Period, due to an increase in Operating Income at all properties, especially Fitzgeralds Tunica, and the inclusion of Fitzgeralds Black Hawk's Operating Income during the 1997 Cumulative Period, offset by an increase in Interest Expense, the non-recurring Harolds Club lease settlement, the non-recurring write-down of Nevada Club assets and the absence of an income tax benefit for the 1997 Cumulative Period.


            QUARTER ENDED SEPTEMBER 28, 1997 COMPARISON TO QUARTER ENDED SEPTEMBER 29, 1996

            The table below sets forth Net Operating Revenues and Adjusted EBITDA for the 1997 Q3 Period and the 1996 Q3 Period. During the 1996 Q3 Period, Fitzgeralds Las Vegas had begun to experience construction-related disruption. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased 135.7%, from $4.0 million for the 1996 Q3 Period to $9.5 million for the 1997 Q3 Period. The increase in Adjusted EBITDA also reflects the inclusion of Fitzgeralds Black Hawk for the period of August 15, 1997 through September 28, 1997, due to the purchase of the 78% equity interest in 101 Main not previously owned by the Company, effective on August 15, 1997.

                                              Summary of Operating Results

                                                 (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                            Net Operating Revenues         Income (Loss) from Operations              Adjusted EBITDA
                          ----------------------------    ---------------------------------    -------------------------------
                          1997 Q3   1996 Q3               1997 Q3     1996 Q3                   1997 Q3   1996 Q3
                          Period     Period                Period     Period                    Period    Period
                          -------    -------              -------     -------                  -------    -------
Fitzgeralds Las Vegas     $10,992    $ 9,371    +17.3%    $  (540)    $  (816)    -33.8%       $   274    $  (284)    +196.5%
Fitzgeralds Tunica         18,412     12,980    +41.9%      1,821         144   +1,165.3%        3,424      1,217     +181.3%
Fitzgeralds Reno           11,235     10,488     +7.1%       (851)      1,665     -151.1%        2,282      2,114       +7.9%
Fitzgeralds Black Hawk      4,484       --      n/m         2,045        --       n/m            2,246       --         n/m
Other                       1,552      1,449     -7.1%      1,176         637      +84.6%        1,298        994      +30.6%
                          -------    -------    ------    -------     -------  ------------    -------    -------     --------
Properties                 46,674     34,288    +36.1%      3,651       1,630     +124.0%        9,524      4,041     +135.7%
Nevada Club                 1,886      1,802     +4.9%     (1,229)          7      n/m             222        118      +88.9%
                          -------    -------    ------    -------     -------  ------------    -------    -------     --------
Total                     $48,560    $36,090    +34.6%    $ 2,422     $ 1,637      +47.9%      $ 9,746    $ 4,159     +134.3%
                          =======    =======    ======    =======     =======  ============    =======    =======     ========


            In the above table, "Other" includes management fees from 101 Main through August 15, 1997, the Oneida Settlement and Cliff Castle Casino, costs related to corporate overhead in addition to that already allocated to each wholly owned property and cash distributions from 101 Main through August 15, 1997.


            OPERATING REVENUES

            Total Revenues for the Properties were $50.6 million and Net Operating Revenues for the Properties were $46.7 million for the 1997 Q3 Period, representing, respectively, 35.5% and 36.1% increases over the Total Revenues of $37.3 million and Net Operating Revenues of $34.3 million for the 1996 Q3 Period. Such increases were largely the result of the inclusion of Fitzgeralds Black Hawk's results from August 15, 1997, through September 28, 1997, as well as the fact that the Tunica Hotel did not commence operations until August 1996 and was not fully operational until October 1996. Therefore, 1997 Q3 Period results include hotel revenue and subsequent improved casino revenue at Fitzgeralds Tunica for the entire 1997 Q3 Period.

            Casino Revenues, approximately 81.4% and 77.4% of which were derived from slot machine revenues for the 1997 and 1996 Q3 Periods, respectively, increased by 38.0% from $26.7 million for the 1996 Q3 Period to $36.8 million for the 1997 Q3 Period, due primarily to the inclusion of Fitzgeralds Black Hawk revenues from August 15 through September 28, 1997, as well as the opening of the Tunica Hotel. Casino Revenues increased 36.4% at Fitzgeralds Tunica, due to the Tunica Hotel, and 3.6% at Fitzgeralds Reno, due primarily to positive results from its marketing and player development programs. Casino Revenues increased 19.7% at Fitzgeralds Las Vegas due mostly to the fact that Fitzgeralds Las Vegas was largely under construction from May through November in 1996. Casino Revenues represented 72.9% and 71.5% of Total Revenues for the 1997 and 1996 Q3 Periods, respectively. This increase in Casino Revenues as a percentage of Total Revenues is attributable to the $4.3 million of Casino Revenues included from Fitzgeralds Black Hawk during the 1997 Q3 Period.

            Rooms Revenues (at 11.2% and 11.8% of Total Revenues for the 1997 and 1996 Q3 Periods, respectively) increased 29.2% from the earlier period due primarily to the opening of the Tunica Hotel. Rooms Revenues at Fitzgeralds Tunica were $2.2 million for the 1997 Q3 period compared to $1.1 million for the 1996 Q3 Period. This increase is due to the fact that the Tunica Hotel did not commence operations until August 1996 and was not fully operational until October

1996. The Tunica Hotel operated at an average occupancy rate of 94.2% for the 1997 Q3 Period. Rooms Revenues decreased by 1.4% at Fitzgeralds Las Vegas due to an increase in room capacity in the market and consequently a lower average daily room rate, as well as lower occupancy rates, at 89.9% and 93.8% for the 1997 and 1996 Q3 Periods, respectively. At Fitzgeralds Reno, higher Rooms Revenues of 7.1% were the result of a combination of higher daily room rates and an increased average occupancy rate, 95.4% and 93.1% for the 1997 and 1996 Q3 Periods, respectively.

            Food and Beverage Revenues (at 10.9% and 11.3% of Total Revenues for the 1997 and 1996 Q3 Periods, respectively) increased 30.5% period-to-period. This increase was the result of the inclusion of Fitzgeralds Black Hawk results of approximately $330,000 as well as the additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica, which posted increases of 30.3% and 35.1%, respectively. Food and Beverage Revenues at Fitzgeralds Reno increased 3.1%.

            Other Revenues for the 1997 Q3 Period increased 26.8% over the 1996 Q3 Period, due to the opening of the Tunica Hotel, specifically TV movie, telephone and gift shop revenues and credit card commissions, and to increases in operating performance at the Cliff Castle Casino.

            Promotional Allowances increased 28.4% period-to-period, as a result of increases in volumes, partially offset by improved methods to determine which guests should receive complimentary goods and services.


            OPERATING EXPENSES

            Total Operating Expenses for the Properties increased 31.7%, from $32.7 million for the 1996 Q3 Period to $43.0 million for the 1997 Q3 Period, primarily due to the inclusion of Fitzgeralds Black Hawk Operating Expenses of approximately $2.4 million, increases in volume, a $2.6 million non-recurring settlement expense in connection with Harolds Club's land lessors and write-down of Nevada Club assets, and increases in payroll costs related to the start of operations of the Tunica Hotel and additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Total Operating Expenses were also affected by a 50.5% increase in Depreciation and Amortization Expense as the expanded and renovated facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica were put into service.

            Casino Expenses increased 24.4%, from $13.6 million for the 1996 Q3 Period to $17.0 million for the 1997 Q3 Period, primarily as the result of increased volume and increased personnel and other costs in response to market conditions, as well as the inclusion of expenses from Fitzgeralds Black Hawk during the 1997 Q3 Period. Food and Beverage Expenses increased 42.3%, from $3.0 million for the 1996 Q3 Period to $4.2 million for the 1997 Q3 Period, reflecting primarily the opening of additional restaurants at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Rooms Expenses increased 12.6%, from $2.8 million for the 1996 Q3 Period to $3.1 million for the 1997 Q3 Period, primarily as the result of the opening of the Tunica Hotel. Selling, general and administrative expense increased 15.6%, from $10.8 million for the 1996 Q3 Period to $12.5 million for the 1997 Q3 Period due mostly to increases in personnel and marketing expenses, as explained more fully below.

            Personnel Expenses, one of the three largest cross-departmental operating expense categories besides marketing and promotional allowances, increased 18.6%, from approximately $14.8 million for the 1996 Q3 Period to approximately $17.6 million for the 1997 Q3 Period. This increase resulted from the start of operations at the Tunica Hotel, as well as the need for in-creased staff at the expanded Las Vegas and Tunica facilities and the inclusion of Fitzgeralds Black Hawk personnel expenses of approximately $1.0 million during the 1997 Q3 Period. Further, during the 1996 Q3 Period, staffing levels were reduced during construction at the Las Vegas property.

            Marketing Expenses for the Properties, which includes advertising, promotional material, special events and the operations of the Fitzgeralds Card, increased 25.1% from the 1996 Q3 Period to the 1997 Q3 Period. The increase was due primarily to more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica, Mississippi.

            Depreciation and Amortization Expense for the Properties increased 50.5%, from $2.1 million for the 1996 Q3 Period to $3.2 million for the 1997 Q3 Period, principally as a result of the depreciation of the expanded and renovated facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica, as well as the addition of Fitzgeralds Black Hawk's depreciation and amortization of approximately $200,000.


            INCOME FROM OPERATIONS

            As a result of the foregoing, Income from Operations for the Properties, which includes the effect of the $2.6 million in non-recurring expenses previously mentioned, increased 124.0%, from $1.6 million for the 1996 Q3 Period to $3.7 million for the 1997 Q3 Period.


            INTEREST EXPENSE AND INCOME TAX PROVISION OR BENEFIT

            Interest Expense, net of interest income, increased 53.6%, from $4.2 million for the 1996 Q3 Period to $6.4 million for the 1997 Q3 Period, due to an increase in interest expense resulting from the issuance in December 1996 of the Priority Notes as well as the issuance in August 1997 of the 101 Main Notes. Further, during the 1996 Q3 Period interest of $799,000 was capitalized on the construction of Fitzgeralds Las Vegas and Fitzgeralds Tunica, while no interest was capitalized during the 1997 Q3 Period.

            While the Properties had an income tax provision of $713,000 for the 1996 Q3 Period, it had no income tax benefit or provision for the 1997 Q3 Period.


            NET LOSS

            Net Loss for the Properties increased from $3.0 million for the 1996 Q3 Period to $3.1 million for the 1997 Q3 Period. This increase is due to the $2.6 million non-recurring Harolds Club settlement and write-down of Nevada Club assets and an increase in Interest Expense, and is offset by increases in Operating Income at all of the Properties, especially Fitzgeralds Tunica.


            LIQUIDITY AND CAPITAL RESOURCES

            At September 28, 1997, the Company had unrestricted cash and cash equivalents of

$13.6 million, which compares with unrestricted cash and cash equivalents of $13.3 million at December 31, 1996 and $17.1 million at September 29, 1996. The unrestricted cash balance at September 28, 1997 included approximately $7.1 million in cash on hand for casino operations. The Company made the semi-annual interest payments on the Senior Secured Notes and the Priority Notes (collectively referred to herein as the "Notes") on June 30, 1997, and plans on making the semi-annual interest payments on December 31, 1997.

            The Company's primary sources of liquidity and capital resources during the 1997 Cumulative Period have been cash flow from operations of $4.2 million, cash restricted for construction of $1.8 million, distributions from 101 Main of $1.0 million and proceeds from the issuance of debt of $38.6 million. During the 1996 Cumulative Period, the Company's primary sources of liquidity and capital resources were cash flow from operations of $4.8 million, cash restricted for construction of $43.3 million, and proceeds from the issuance of debt of $4.0 million. The cash restricted for construction was part of the proceeds from the issuance of the Senior Secured Notes in December 1995.

            The Company's primary uses of liquidity and capital resources during the 1997 Cumulative Period were the acquisition of property and equipment of $2.9 million, the purchase of the 78% equity interest in 101 Main of $25.7 million (net of cash acquired of $1.6 million), repayment of long-term debt of $14.1 million, and payment of debt offering costs of $1.8 million.

            On August 15, 1997, the Company acquired the 78% equity interest in 101 Main not previously owned by FBHI at a purchase price of approximately $27.3 million. Because of certain restrictions on the Company, as issuer, and FBHI, as a subsidiary guarantor, contained in existing loan documents, FBHI formed FBHI-II as a wholly-owned subsidiary of FBHI. FBHI then contributed substantially all of its assets including its 22% equity interest in 101 Main, its option to acquire the remaining 78% equity interest in 101 Main and the Management Agreement between FBHI and 101 Main, to FBHI-II.

            On August 13, 1997, 101 Main issued $38.0 million of First Mortgage Notes. The 101 Main Notes bear interest at a rate of 13%, payable semiannually in arrears on February 15 and August 15, and are due August 15, 2000. 101 Main loaned approximately $27.3 million of the 101 Main Notes proceeds to FBHI-II for use in acquiring the 78% equity interest in 101 Main. FBHI-II, as the owner of all the equity interests in 101 Main and the Management Agreement, guaranteed the obligations of 101 Main under the 101 Main Notes. The remainder of the proceeds from the 101 Main Notes was used to retire certain existing indebtedness secured by the assets of 101 Main and for general corporate purposes.

            The Company's primary uses of liquidity and capital resources during the Cumulative 1996 Period were acquisition of property and equipment of $47.2 million (principally related to the construction of the Tunica Hotel and improvements at Fitzgeralds Las Vegas) and repayment of long-term debt of $7.5 million.

            The Company has substantial fixed costs, including debt service on the Senior Secured Notes, the Priority Notes and the 101 Main Notes, as well as a continuing need for funds to finance on-going capital requirements at each of its facilities. The Company believes that its cash flow from operations, together with its cash reserves, will be sufficient to support normal operating and capital needs and its debt service requirements. However, the Company is highly leveraged and it operates in intensely competitive markets and, therefore, there can be no assurances that the performance trends recorded in the recent past will continue into the near future.

            RECENT DEVELOPMENTS

            Fitzgeralds Reno, Inc. ("FRI"), a wholly-owned subsidiary of the Company, issued a note (the "Fitzgeralds Reno Note") to an individual, in connection with the acquisition of Fitzgeralds Casino/Hotel, Reno. FRI did not make full principal payments on the Fitzgeralds Reno Note between March 1996 and July 30, 1997 based on an oral agreement with the holder and was approximately $1.3 million in arrears on principal as of July 30, 1997. The holder of the note had not placed the note into default or demanded payment of either the principal in arrears or the entire principal balance as of such date. However, neither had the Fitzgeralds Reno Note holder waived any rights under the note agreement. As a result, the Company classified the entire balance of the Fitzgeralds Reno Note as current as of December 31, 1996 and March 30, 1997. On July 30, 1997, FRI re-negotiated the terms and conditions of the Fitzgeralds Reno Note. Monthly payments on the Fitzgeralds Reno Note were reduced to $150,000 per month from July 31, 1997 through December 31, 1997; thereafter, monthly payments will be $200,000. The remaining principal and interest will be due December 31, 2001.

            Additionally, FRI was in default under the terms and conditions of a note (the "Stockholder Note") issued to an individual in connection with the purchase of such individual's ownership in FRI and, as of June 29, 1997, was approximately $825,000 in arrears in principal and interest. On or about July 9, 1997, the Company paid $883,270 on the Stockholder Note, agreed to adjust the principal outstanding, and agreed to modifications that created separate notes to the holder and his former wife. The revised notes call for aggregate monthly payments of $20,000 from August 1, 1997 to January 31, 1998. Interest only payments will commence February 1, 1998 through January 31, 1999, with monthly principal and interest payments of $75,000 thereafter; the remaining principal and interest will be due September 16, 2001.

            The Fitzgeralds Reno Note and the Stockholder Note have been recorded in accordance with the revised terms in the condensed consolidated balance sheet as of September 28, 1997.

            On May 31, 1995 FRI sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently sold Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Pursuant to the terms of certain indemnification, assignment and assumption and guarantee agreements executed by FRI in connection with FRI's purchase and subsequent sale of Harolds Club, FRI is contingently obligated for certain land lease payments to five lessors in the amount of approximately $650,000 annually plus certain property-related costs, such as taxes and insurance. As of September 28, 1997, the current owner of Harolds Club was approximately $961,000 in arrears in land lease payments and approximately $236,800 in arrears in property taxes and assessments.

            The current owners of Harolds Club and the five land lessors have received an offer to purchase their respective interests in Harolds Club for $6,925,000. Subject to certain terms and conditions, FRI has agreed to pay the land lessors $2,125,000 in exchange for a dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club (the "Settlement"). FRI anticipates paying $600,000 of the Settlement in cash and the remainder in the form of five promissory notes payable in equal monthly installments over five years, including interest at the prime rate in effect at the largest financial institution in Nevada on the date such notes are exe-cuted. Such notes will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company. In addition, a prior owner named in four of the five actions has agreed to provide a payment guarantee for one of the five notes and to reimburse FRI $300,000 as its contribution to the settlement of these actions. Each of the five notes are prepayable at any time with accrued interest to the date of payment without penalty. During the quarter ended September 28, 1997, the Company recorded an expense of $1,852,832 for the anticipated net settlement obligation, including related legal fees.

            The Company is currently marketing the Nevada Club for sale and, based on available information, has estimated a net realizable value of approximately $4 million for the assets to be sold. In anticipation of such sale, the Company has reclassified $6.2 million from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale in the condensed consolidated balance sheet as of September 28, 1997 and has recorded an allowance of $2.2 million against the book value of the assets held for sale to write such assets down to the estimated net realizable value for the quarter and three quarters ended September 28, 1997.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

            On May 31, 1995 Fitzgeralds Reno ("FRI") sold the closed Harolds Club in Reno, Nevada to an unrelated publicly traded company which subsequently sold Harolds Club to a company the assets of which are under the control of the United States Bankruptcy Court for the Northern District of New York. Pursuant to the terms of certain indemnification, assignment and assumption and guarantee agreements executed by FRI in connection with FRI's purchase and subsequent sale of Harolds Club, FRI is contingently obligated for certain land lease payments in the amount of approximately $650,000 annually plus certain property-related costs, such as taxes and insurance.

            The current owner of Harolds Club has not met its obligations with respect to the land leases and in August 1996 each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada against the current owners, FRI and other non-related past land lessees and owners of Harolds Club seeking past due rent, taxes and other property-related expenses, as well as attorneys' fees and costs. Cross-claims for indemnification have been asserted against FRI by the defendant entity that sold Harolds Club to FRI and FRI has asserted cross-claims for indemnification against the current owner and the company to which FRI sold Harolds Club.

            Orders granting summary judgment against FRI have been entered in two of the actions and on a cross-claim in another of the actions for the aggregate sum of $1,074,546.71. One such order has been reduced to a judgment. FRI has entered into written agreements with two land lessors who obtained orders granting summary judgment pursuant to which FRI has paid November's rent in exchange for a stay of execution on such judgements through the month of November. Under the terms of the agreements, FRI may extend the stay of execution through the month of December upon payment of December's rent.

            The current owners of Harolds Club and the five land lessors have received an oral offer to purchase their respective interests in Harolds Club for $6,925,000. To facilitate the sale of the Property and subject to terms and conditions to be agreed upon, FRI has agreed to pay the land lessors $2,125,000 in exchange for a dismissal with prejudice of all claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club. FRI anticipates paying $600,000 of the $2,125,000 Settlement in cash and the remainder in the form of five promissory notes payable in equal monthly installments. Such notes will be amortized over 5 years with interest fixed at the prime rate in effect at the largest financial institution in Nevada on the date such notes are executed. Such notes will be secured by the personal guarantee of the Company's Chairman and Chief Executive Officer. In addition to such guarantee, and subject to certain terms and conditions, a prior owner of Harolds Club named in four of the five land lessor actions will provide a payment guarantee for one of the five notes has agreed to reimburse FRI $300,000 as its contribution to the settlement of these actions. Each of the notes will be pre-payable at any time together with interest accrued to the date of payment without penalty.

            In October 1993, Fitzgeralds Tunica ("FMI") executed a road contract (the "Contract") with Treasure Bay Gaming and Resorts, Inc. ("Treasury Bay") to share equally the cost of developing a road leading to the two properties (the "Roadway") and of the acquisition of a 3.67 acre tract of land (the "Tract"). The Company believes that it has paid its portion of such costs, although documents filed by Treasure Bay in the Treasure Bay bankruptcy proceeding referred to below reflect its claim that approximately $300,000 remains outstanding. Pursuant to the Contract, the Roadway and Tract were acquired by Treasure Bay and the Roadway was constructed providing access from Commerce Road to the Fitzgeralds Tunica and Treasure Bay casinos. Pursuant to Treasure Bay's acquisition contract and deed. Treasure Bay was also obligated to convey the Roadway to Tunica County within a reasonable time after its development, and adjacent land owners and utility companies were to be entitled to full rights of access.

            Treasure Bay is currently subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code (the "Bankruptcy Code"). Preliminary title reports on the Roadway and Tract indicate that a deed of trust securing $115 million in Treasure Bay bonds and approximately $8 million in mechanics' and materialmen's liens are recorded against tracts that are necessary for access to the property. The holder of the deed of trust was aware of the rights of FMI at the time the deed of trust was recorded. To quiet title in the Roadway and the Tract, FMI filed an adversary proceeding relief, a declamatory judgment that FMI owns an unencumbered, undivided one-half interest in the Roadway and Tract. In an effort to compromise and settle its tax liability on the Roadway, Tract and other real property it owns in Tunica County, in September 1996, Treasure Bay executed a Quitclaim Deed in favor of Tunica County to convey a one-half interest in the Tract. Prior to this conveyance, all lien-holders released their liens against the Tract.

            A Chapter 11 Plan of Reorganization (the "Plan") has been confirmed in the Treasure Bay bankruptcy proceeding. All assets owned by Treasure Bay revested in Treasure Bay at confirmation. To the best of the Company's knowledge, with the exception of certain excluded assets (as defined in the new Indenture which is attached to the Plan), the Plan grants Treasure Bay's new Indenture trustee (as defined in the Plan) a replacement lien on all assets which it previously held as collateral. However, the Parcel was specifically released from the new indenture trustee's collateral as part of the compromise of Tunica County's priority tax claim whereby Treasure Bay's one-half interest in the Parcel was conveyed to Tunica County free and clear of all liens and security interests. To the extent Treasure Bay owns the Roadway, it appears to be part of the collateral which re-vested in favor of its bondholder. The Plan also grants a permanent easement free and clear of all liens and encumbrances on the Roadway to a land lessor under the real property lease for the Treasure Bay casino in Tunica. With respect to the above-mentioned mechanics' and materialmen's liens, the Plan provides that such liens, if they are deemed to be valid, attach to the proceeds from the sale of the Treasure Bay barge and consequently no longer constitute encumbrances on the Roadway or Parcel. The quiet title proceeding filed by FMI against Treasure Bay and Treasure Bay's adversarial proceeding against FMI to recover approximately $300,000 are still pending.

            It is not possible at the present time to predict the outcome of FMI's and Treasure Bay's adversarial proceedings. Furthermore, there can be no assurance that Tunica County would be prepared to accept the conveyance of the Roadway at this time in light of the permanent easement, in which case FMI would continue to undertake maintenance of the Roadway. FMI is in physical possession of and utilizing the Roadway and Tract. The loss of access to the Roadway would require the Company to construct a new road to its property. However, both the Bankruptcy Code and Mississippi law offer protection to FMI, as a purchaser in possession, in spite of there being no recorded deeds in favor of FMI. In addition, both the Bankruptcy Code and Mis-sissippi law offer protection to FMI with regard to deeds of trust recorded at a time when the holder thereof had knowledge of FMI's claim. Accordingly, the Company believes that FMI will continue to have full access and use of the Roadway and the Tract.

ITEM 2.  CHANGES IN SECURITIES.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            As further explained in the Company's Current Report on Form 8-K dated December 31, 1996 and filed on June 29, 1997, the Company was in default under the Indenture (the "Indenture") governing its 13% Priority Secured Notes due December 31, 1998 (the "Priority Notes") and on its 13% Senior Secured Notes due 2002 (collectively referred to herein as the "Notes"), as a result of cross-default provisions contained in the Indenture and related agreements governing such Notes. The Company's default on other indebtedness secured by assets of the Company that triggered the cross-default provisions were cured on July 9, 1997 and July 30, 1997, and on August 13, 1997, waivers of such defaults were obtained from the requisite holders of the Company's Priority Notes and Senior Secured Notes.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            On August 5, 1997, the Company submitted to its noteholders a consent solicitation relating to (i) the exercise of the option to acquire the remaining 78% equity interest in 101 Main, the entity which owns Fitzgeralds Black Hawk and the related Black Hawk Financing; (ii) the restructuring of the principal indebtedness encumbering Fitzgeralds Reno, which includes the waiver of past defaults, a reduction in monthly interest payments and the grant of a security interest in an adjacent parcel which will become an integral part of Fitzgeralds Reno (the "Fitzgeralds Reno Debt Restructuring"); and (iii) a one-year extension of the period for consummating certain specified offerings or mergers and corresponding changes affecting contingent interest on, and warrants sold in connection with, the Senior Secured Notes and a class of preferred stock. On August 13, 1997, holders of a majority in principal amount of the Notes granted consents and waivers with regard to (i) and (ii). The Company continues discussions with the holders of its securities in regard to item
(iii). A complete description of such matters is contained in the text of the Consent Solicitation which was attached as Exhibit 20 to the Company's Form 10-Q for the quarterly period ended June 29, 1997.


ITEM 5.  OTHER INFORMATION.

Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             27.0: Financial Data Schedule

         (b) Reports on Form 8-K:

             Report on Form 8-K, Item 5, filed on August 20, 1997

                                   SIGNATURES






            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            Dated: November 12, 1997


                                           FITZGERALDS GAMING CORPORATION







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



7811