Form 10-K405
period 1997-12-31
FITZGERALDS GAMING CORP
filed 1998-03-31
CIK 948087

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                      For the Transition period from to .

                         Commission file number: 0-26518

                         FITZGERALDS GAMING CORPORATION
             (Exact name of registrant as specified in its charter)

            NEVADA                                            88-0329170
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

             As of March 15, 1998, there was no voting stock held by
      non-affiliates of the Registrant. As of March 15, 1998, the number of outstanding shares of the Registrant's Common Stock was 4,012,846.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        Exhibit Index located on Page 48

                         FITZGERALDS GAMING CORPORATION
                         1997 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

   ITEM                                                                                                        PAGE
   ----                                                                                                        ----
PART I............................................................................................................2

ITEM 1. BUSINESS..................................................................................................2
   General........................................................................................................2
   Operating Strategy.............................................................................................3
   Historical Development.........................................................................................4
   Properties.....................................................................................................4
   Other Gaming Assets............................................................................................8
   Competition....................................................................................................8
   Employees.....................................................................................................10
   Trade Names, Trademarks and Service Marks.....................................................................11
   Governmental Regulation.......................................................................................11
ITEM 2. PROPERTIES...............................................................................................17
ITEM 3. LEGAL PROCEEDINGS........................................................................................17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................19

PART II..........................................................................................................19

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................19
ITEM 6. SELECTED FINANCIAL DATA..................................................................................21
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................23
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................33
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................34

PART III.........................................................................................................35

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..........................................................35
ITEM 11. EXECUTIVE COMPENSATION..................................................................................39
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................43
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................44

PART IV..........................................................................................................45

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................45

SIGNATURES.......................................................................................................46

--------------------------------------------------------------------------------

                                     PART I


ITEM 1.           BUSINESS

GENERAL

Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, located in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno"), Tunica, Mississippi ("Fitzgeralds Tunica"), and Black Hawk, Colorado ("Fitzgeralds Black Hawk"). In addition, the Company has an exclusive agreement through May 2000 to manage the Cliff Castle Casino, ("Cliff Castle"), a gaming facility in Camp Verde, Arizona, owned and operated by the Yavapai-Apache Indian Nation. The Company markets its properties primarily to middle-market customers, emphasizing its Fitzgeralds brand and its "Fitzgeralds Irish Luck" theme. As of December 31, 1997 the Company operated a total of 4,114 slot machines, 118 table games and approximately 1,500 hotel rooms in its Fitzgeralds-brand properties.

In August 1997, 101 Main Street Limited Liability Company ("101 Main") issued $38.0 million 13% First Mortgage Notes due 2000 (the "101 Main Notes"). Of the net proceeds, 101 Main loaned $27.3 million to Fitzgeralds Black Hawk II, Inc. ("FBHI-II"), a wholly owned subsidiary of Fitzgeralds Black Hawk Inc. ("FBHI"), to acquire the remaining 78% membership interest in 101 Main. The remainder of the proceeds was used to retire certain existing indebtedness secured by assets of 101 Main and for general corporate purposes. The Company, through FBHI, had owned a 22% membership interest in 101 Main since February 1996 and had managed Fitzgeralds Black Hawk since its opening in May 1995.

In December 1997, the Company issued $205.0 million 12 1/4% Senior Secured Notes due 2004 (the "Senior Secured Notes"). Of the $202.6 million net proceeds, the Company used $123.0 million to retire its 13% Senior Secured Notes due 2002 (the "Retired Senior Secured Notes"), $5.4 million to retire its 13% Priority Secured Notes due 1998 (the "Priority Notes"), $39.7 million to retire the 101 Main Notes; and approximately $20.1 million to retire other secured indebtedness. Of the remaining proceeds, $8.7 million was used for expenses of the offering and $5.7 million was applied to accrued interest totaling approximately $10.6 million at December 30, 1997.

The Company currently conducts substantially all of its business through wholly owned subsidiaries: Fitzgeralds Reno, Inc. ("FRI"); Fitzgeralds South, Inc. ("FSI"); and Fitzgeralds Incorporated ("FI"). FRI directly owns and operates Fitzgeralds Reno; FSI owns and operates Fitzgeralds Las Vegas and Fitzgeralds Tunica through wholly owned subsidiaries; and FI owns and operates Fitzgeralds Black Hawk through wholly-owned subsidiaries, including 101 Main. FI also manages Cliff Castle through its 85%-owned subsidiary Fitzgeralds Arizona Management, Inc. ("FAMI"). In addition, through its 85%-owned subsidiary Fitzgeralds New York, Inc. ("FNYI"), FI is receiving a fee in consideration of work performed prior and subsequent to the opening of the Turning Stone Casino in Verona (near Syracuse), New York, owned by the Oneida Indian Nation.

The Company has received an offer to purchase the Nevada Club Casino, located in Reno, Nevada, from an unaffiliated party and closed the property in December 1997 in anticipation of the pending sale.

Unless the context otherwise requires, the "Company" refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The


--------------------------------------------------------------------------------
executive offices of the Company are located at 301 Fremont Street, Las Vegas, Nevada 89101; telephone (702) 388-2224; facsimile (702) 382-5562.

OPERATING STRATEGY

The Company's ongoing operating strategy is to increase profitability by utilizing its national gaming brand and fully integrated player tracking system to further penetrate the middle-market customer base and by capitalizing on the competitive strengths of its four Fitzgeralds-brand properties. The Company's operating strategy is characterized by several principal elements including:

Development of National Gaming Brand

The Company has developed a national gaming brand by using a consistent Irish Luck theme throughout the casinos, hotels, restaurants and bars at all of its Fitzgeralds-brand properties. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow, as well as Irish music. The Company believes that its theme creates an exciting and comfortable environment together with a distinctive brand identity for customers. The Irish Luck theme allows the Company to capitalize on its belief that every casino guest wants to feel lucky and, by associating luck with the Fitzgeralds name, "Fitzgeralds Irish Luck" becomes unique.

Middle Market Customer Focus

The Company provides a high-quality casino entertainment experience at an affordable price to attract the middle market guests which it believes constitute the largest segment of potential gaming customers whom the Company can then identify, qualify and target for direct marketing activities. The importance of friendly and efficient service is stressed continuously through extensive employee training. The Company's approach to business includes personal contact with trained hosts, moderately priced food, beverages, and lodging and the use of the Fitzgeralds Card as part of a frequent player recognition program. The Company believes that such an approach to business provides a comfortable, "Lucky" environment designed to promote customer loyalty, a high rate of repeat business and the basis for the further development of its national brand.

Emphasis on Slot Play

The Company emphasizes slot machine play, which it believes to be the fastest growing and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological development that is resulting in the replacement of mechanical devices with advanced interactive electronic games. These newer games offer greater variety, higher payouts and


--------------------------------------------------------------------------------
longer periods of play for the casino entertainment dollar relative to simple mechanical devices. Subject to the availability of financing, as to which there can be no assurance, the Company intends to continue investing in state-of-the-art machines and related equipment and systems, such as bill acceptors, player tracking, and continue replacing older models with the most current product offerings in an effort to maximize revenue.

HISTORICAL DEVELOPMENT

The Company and its senior management have been active in the development of facilities in new gaming jurisdictions. The Company's senior management team has an aggregate of over 50 years of diversified multi-jurisdictional gaming experience in competitive markets.

The Company's ability to expand in the future will depend upon a number of factors including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions may be limited in number,
(iii) political factors; (iv) the risks typically associated with any new construction; and (v) the availability of adequate financing on acceptable terms, particularly in light of restrictive covenants in certain debt instruments (relating to the Senior Secured Notes) which may limit the Company's ability to obtain such financing. As a result, there can be no assurance that the Company will be able to expand to any additional locations or, if such expansion occurs, that it will be successful.

PROPERTIES

The Company currently owns and operates two Nevada properties (Fitzgeralds Las Vegas and Fitzgeralds Reno), one Mississippi property (Fitzgeralds Tunica) and one Colorado property (Fitzgeralds Black Hawk). In addition, the Company manages, under a contract expiring in May 2000, an Indian-owned gaming facility in Camp Verde, Arizona (Cliff Castle).

Fitzgeralds Las Vegas

Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third and Fourth Streets at the Fremont Street Experience in downtown Las Vegas. The property is accessible via Interstate 15 and US 95 and markets to Las Vegas tourists, numbering approximately 30.4 million in 1997 and, to a lesser extent, to the approximately 1.1 million residents of the Las Vegas valley. The 34-story building recently underwent an approximately $19.4 million refurbishment of the hotel and remodeling and expansion of the casino which was substantially completed in December 1996. At December 31, 1997, the facility contained a 638-room hotel (including 14 suites) and a casino offering 1,067 slot machines, 28 table games, a 48-seat keno lounge and a sports book (operated by a third party). Fitzgeralds Las Vegas amenities include four restaurants, three bars, an ice cream parlor, a special events center, a gift shop and an entertainment area. Fitzgeralds Las Vegas includes a 323-space parking structure and an adjacent surface area parking with an additional 76 spaces.

In September 1995, the Company entered into a 13-year franchise license agreement with Holiday Hospitality Franchising, Inc., ("HHFI") to operate the Fitzgeralds Las Vegas hotel as a Holiday Inn commencing in July 1996. Subject to the terms and conditions of the agreement, the Fitzgeralds Las Vegas hotel has been included in the Holiday Inn Worldwide Reservation System and has use of Holiday Inn copyrights, trademarks and similar proprietary rights used by other Holiday Inn licensees. The Company is the exclusive licensee of Holiday Inn-branded hotels within the defined territory encompassing downtown Las Vegas. The Company pays a monthly royalty based on a percentage of Fitzgeralds Las Vegas revenues


--------------------------------------------------------------------------------
from room rentals after deduction of sales and room taxes and a portion of complimentary rooms. The Company also pays marketing, reservation and similar fees based on such revenues or the number of rooms.

Las Vegas continues to grow rapidly and is one of the world's largest tourist destinations. In order to more fully participate in that growth, eight downtown gaming companies, including the Company, opened the Fremont Street Experience in November 1995 to revitalize the central core of the downtown Las Vegas gaming district. The Fremont Street Experience converted five blocks of Fremont Street into a "must see" attraction that restores and enhances the intimacy and visual excitement of downtown Las Vegas. The Fremont Street Experience includes a pedestrian mall, shops, restaurants and entertainment beneath an approximately 1,500-foot long, 90-foot high Space Frame, which incorporates approximately 2.1 million lights to offer a number of "Sky Parade Light Shows," as well as a number of special events and festivals. In addition, there have been extensive sidewalk and street improvements and the construction of an approximately 1,400-space parking structure. An adjacent retail shopping block is expected to open by the end of 1999. With its appeal to adults, together with its location on Fremont Street, the Fremont Street Experience is distinguishable form other Las Vegas attractions and draws both locals and tourists who might not otherwise visit the downtown area.

Fitzgeralds Tunica

Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica is designed as an Irish castle and is the focal point of a heavily wooded 121-acre Company-owned site situated by the Mississippi River. The Fitzgeralds Tunica casino opened in June 1994 at a cost of approximately $46 million. In 1996, the facility was expanded to include a hotel and related amenities, which improvements were substantially completed in October 1996 at a cost of approximately $34 million. At December 31, 1997, the facility included a 507-room hotel, special events center, indoor swimming pool and a casino offering 1,208 slot machines and 41 table games, two bars, three restaurants and a gift shop.

The Company has developed Fitzgeralds Tunica into a full-service entertainment destination and has been able to increase and diversify its customer base by attracting, in addition to its local customers, independent travelers, tour-and-travel customers and guests for special events and conventions. The Company expects that a new casino trolley system, which commenced operation in December 1997, and a new-inter-casino connector road anticipated to open by June 1998, will increase exposure and customer traffic to Fitzgeralds Tunica by increasing accessibility. Subject to the availability of financing or adequate cash flow, as to which there can be no assurance, the Company also plans to expand and improve the restaurants and casino in 1998, including the addition of approximately 100 slot machines to meet increased weekend demand, as well as the installation of its fully integrated player tracking system.

--------------------------------------------------------------------------------

Fitzgeralds Reno

Fitzgeralds Reno is located in downtown Reno on the corner of Virginia Street and Commercial Row next to the landmark Reno Arch. Fitzgeralds Reno recently renovated its front entrance and continues to renovate and upgrade its hotel rooms. At December 31, 1997, the facility consisted of a 16-story, 351-room hotel and a casino offering 863 slot machines, 32 table games, a 100 seat keno lounge and a sports book (operated by a third party). Fitzgeralds Reno amenities include three restaurants, three bars, an entertainment lounge and a gift shop. Fitzgeralds Reno leases a portion of a nearby 850-space parking garage to provide 345 parking spaces for guests. The lease expires on December 31, 1998. Although the Company has historically been able to renew the lease on an annual basis, the loss of the use of such parking facilities would put Fitzgeralds Reno at a disadvantage with its competitors who have parking facilities.

The Fitzgeralds marketing strategy is to capitalize on the high level of pedestrian traffic surrounding the facility, which is located in the heart of downtown Reno adjacent to the landmark Reno Arch. Fitzgeralds Reno maintains active sidewalk marketing programs aimed at attracting pedestrians into the casino. To further increase Fitzgeralds Reno's appeal and convenience, the Company completed construction of an enclosed temperature-controlled, themed pedestrian bridge (the "Rainbow Skyway"), which connects the sidewalk located across the railroad tracks near the entrance to the Eldorado Hotel and Casino to the upgraded second floor casino of Fitzgeralds Reno. Fitzgeralds Reno guests entering via the Rainbow Skyway step into a themed "Lucky Forest" and are greeted at the Fitzgeralds Card Center. The second floor of the casino has been further upgraded with the addition of new slot machines and specialty table gaming products and a renovated restaurant in anticipation of increased traffic flow from the Rainbow Skyway. The cost of the Rainbow Skyway was approximately $2.3 million, of which $1.0 million was funded by the Union Pacific Railroad with the balance being borne by the Company. The Rainbow Skyway was opened to the public on February 7, 1998. The Rainbow Skyway was constructed over air rights which were acquired by the Company from the Southern Pacific Railroad. Such air rights may be subject to a claim of ownership (or claim of an ownership interest) by the United States of America. Although the Company believes it is unlikely that the United States of America would, in a manner adverse to the Company, exercise any right, title, or interest it may hold or obtain in the air rights parcel, no assurance can be made that such an exercise will not occur.

Fitzgeralds Reno is planning to continue refurbishing and upgrading the rooms and the hotel exterior. The renovation program is expected to be funded by internal cash flow or will be funded by a variety of lending sources. Subject to the availability of sufficient cash flow and financing, of which there can be no assurance, the renovation program is expected to be completed by the summer of 1998. The Company believes that the recent renovation of the front entrance and hotel rooms will further increase visibility and improve operations. In addition, the Company continues to upgrade its slot and specialty table game products in conjunction with its currently installed fully integrated player tracking system.

Fitzgeralds Black Hawk

Fitzgeralds Black Hawk is located adjacent to the entrance to the gaming area of Black Hawk, Colorado, next to the Gilpin Casino and across the street from Bullwhackers. Fitzgeralds Black Hawk consists of a two-story building, the interior of which features high ceilings and other architectural details which sets it apart visually from other Black Hawk casinos. At December 31, 1997, the main floor casino offered 518 slot machines, 12 table games, a restaurant, a bar and an entertainment area. The second floor is mostly unfinished and is being partially used for offices and storage. Fitzgeralds Black Hawk also has a 400-space, all valet parking garage, adjacent to the casino, which is currently the only covered parking in Black Hawk and which differentiates the property from its competitors. According to the Rocky Mountain News, Denver metro residents voted Fitzgeralds Black Hawk as having the "Best $1 Slots" and "Best $5 Slots" and


--------------------------------------------------------------------------------
its restaurant as having the "best" variety, kitchen, desserts and full service dining among the casinos located in Colorado, which allows Fitzgeralds Black Hawk to advertise these awards and further differentiate itself from its competitors.

The Company is currently in the process of designing a two-phased addition to the existing Fitzgeralds Black Hawk facility. The first phase would include expanding the existing casino and related areas, including the installation of elevators and escalators, and building two additional floors of parking over the existing garage ("Phase I"). The new building would occupy the adjoining empty lot and replace two existing office buildings owned by the Company, a portion of which is subject to leases which run through August 1998. Construction on the Phase I expansion is expected to start in May 1998, subject to receipt of all requisite permits and approvals, of which there can be no assurance. Although final plans and specifications and a detailed budget for Phase I are not currently available, constructions costs are estimated at approximately $6 million for the casino expansion, parking expansion of approximately $1.0 million, plus an additional approximately $1.5 million for gaming equipment. The second phase would include adding approximately 70-80 hotel rooms over the expanded garage and additional utilization of the second floor gaming area ("Phase II"). No plans or budgets for Phase II have yet been developed. The Company has no commitments for any financing or the requisite permits, licenses and approvals necessary for such an expansion. No assurance can be given that such financing and approvals will be sought or received.

Cliff Castle Casino

Cliff Castle, which opened in May 1995, is a Class II and Class III gaming facility owned by the Yavapai-Apache Indian Nation ("Yavapai Nation") on tribal land in Camp Verde, Arizona. Camp Verde is located approximately 75 miles north of Phoenix, 45 miles south of Flagstaff, and 25 miles southeast of Sedona, Arizona. The 75-acre site is adjacent to Interstate 17, a major business and tourist route linking Phoenix to Flagstaff and the Grand Canyon. At December 31, 1997, Cliff Castle offered 458 slot machines, 5 poker tables, a bar and a restaurant.

The Company, through an 85% owned subsidiary, FAMI, currently has a management agreement through May 2000 (subject to earlier termination under certain circumstances) pursuant to which it manages Cliff Castle. Under the terms of the FAMI Management Agreement, FAMI is entitled to receive a management fee based on a percentage of Net Revenues (as defined, a figure which approximates pre-tax income) of the casino ranging from 10% to 19%, provided that the Yavapai Nation is entitled to receive a minimum payment of $500,000 per month ("Minimum Payment"), which payment is guaranteed by FI. However, the FAMI Management Agreement may be terminated by FAMI if such payment guarantee is required to be made from a source other than the gross receipts of the casino for more than three consecutive months. Since the opening of Cliff Castle, the Yavapai Nation has received more than the Minimum Payment each month. The Company received approximately $2.6 million and $3.6 million in management fees from Cliff Castle for 1996 and 1997, respectively.

--------------------------------------------------------------------------------

Certain Hotel Operating Information

The following table on Fitzgeralds hotel operations is provided as additional supplemental information:

                                              As of December 31, 1997

                                                                                                            Room
                                                                                 Average                  Revenue/
                              Date       Number of   Renovation   Renovation    Occupancy     Average     Available
   Hotel      Year Built    Acquired       Rooms        Year        Amount        Rate       Room Rate      Rooms
   -----      ----------    --------       -----        ----        ------        ----       ---------      -----
Las Vegas       1979       Nov. 1987       638          1996      $3,475,835       89.7%       $38.37       $34.40
Tunica          1996         N/A           507          N/A           --           89.3%       $48.65       $43.12
Reno            1978       Dec. 1986       351        1998/99     $2,240,000       90.2%       $46.56       $42.02


OTHER GAMING ASSETS

Nevada Club

The Nevada Club is located on Virginia Street across the street from Fitzgeralds Reno. The Company has owned and operated the Nevada Club since 1988. Due to the Company's desire to focus its Reno activities on its Fitzgeralds-brand property, the Company has actively sought a buyer for the Nevada Club since early 1995. In the fall of 1997, the Company received an offer to purchase the Nevada Club from an unaffiliated party and closed the casino in December 1997 in anticipation of the pending sale. Although it is currently anticipated that the sale will close by June 1998, no assurance can be given that the sale will be completed.

Verona, New York

In April 1993, the Company entered into a Technical Assistance and Management Agreement with the Oneida Indian Nation of New York to provide loans and technical and consulting services to develop, open and manage, for five years, Turning Stone Casino, a Class III casino in Verona (near Syracuse), New York. The casino was opened in July 1993 under a consulting agreement with FNYI, an 85% owned subsidiary, and Mr. Philip D. Griffith, the Company's President and Chief Executive Officer. However, prior to final approval of the Technical Assistance and Management Agreement by the NIGC, the Oneida Nation elected in early 1994 to self-manage the facility. In consideration of the work performed by the Company prior and subsequent to the opening of the casino, FNYI entered into a settlement agreement, dated as of March 30, 1995, pursuant to which FNYI is receiving from the Oneida Indian Nation 48 monthly payments of $133,333 ($6.4 million in the aggregate), commencing retroactively as of August 1, 1994. Such payments will cease in August 1998.

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

--------------------------------------------------------------------------------

Nevada Operations

Fitzgeralds Las Vegas competes primarily with other downtown casino properties, casino properties located near the Nevada/California state line and certain facilities located on the Las Vegas Strip. The Company also believes that it competes, to a lesser extent, with the local neighborhood casinos and casino-hotels on the Boulder Strip and in the Laughlin market.

The Las Vegas market is highly competitive. The Company has experienced competition from new and existing Las Vegas casino-hotels which have sought to attract some of the same "middle-market" players and tour and travel visitors targeted by Fitzgeralds Las Vegas. The Company anticipates continuing increased competition for these customers. Moreover, two substantial new properties have opened on the Las Vegas Strip within the past two years and several additional major new projects have been announced or are under construction on or near the Las Vegas Strip, in addition to several casinos catering to local residents. These new properties, as well as any other major additions, expansions or enhancements to existing properties by the Company's competitors, could have a material adverse impact on the Company's business.

Fitzgeralds Reno encounters strong competition from other hotel and casino facilities in the Reno area, as well as competition from gaming establishments in other areas of Nevada and, to a lesser extent, other jurisdictions in the United States where gaming has been legalized (including Indian gaming establishments). Fitzgeralds Reno competes with other properties principally on the basis of location and direct marketing.

Additional competition may come from the expansion or construction of other hotel and casino properties or the upgrading of other existing facilities in the Reno area. There can be no assurance that such growth will not adversely affect the pricing policies at Fitzgeralds Reno, including the room pricing policies.

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

Mississippi Operations

Fitzgeralds Tunica competes primarily with eight other dockside gaming facilities in the Tunica area, five of which are approximately one mile north of Fitzgeralds Tunica and three of which are approximately four miles south of Fitzgeralds Tunica. At this time, the Company is not aware of any new entrants to the market.

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


--------------------------------------------------------------------------------

In November 1992, and again in November 1996, De Soto County, the northwestern-most Mississippi county and the nearest to Memphis, Tennessee, voted against authorizing gaming activities. Arkansas voters also voted against gaming in the November 1996 election. Because Fitzgeralds Tunica is heavily dependent upon the patronage of Memphis residents and tourists, the opening of gaming casinos in Tennessee or in other locations closer to Memphis could materially and adversely affect the Company's operations.

Colorado Operations

Competition is intensifying in Black Hawk. Various published reports detailing a number of new gaming projects have been announced for Black Hawk, with completion of one such significant project anticipated in 1998 and another in 1999. Some of these projects will be larger than Fitzgeralds Black Hawk, will be operated by companies with greater resources and will be located at the eastern (closest to Denver) end of Black Hawk at the first major intersection off State Highway 119, which may give such projects a competitive advantage over Fitzgeralds Black Hawk since they will have the initial opportunity to capture visitors to Black Hawk and Central City from the Denver metropolitan area. The increased competition may materially and adversely affect Fitzgeralds Black Hawk.

Although initiatives to expand gaming venues in Colorado have thus far been unsuccessful, initiatives, legislation or regulations could be introduced in the future. The enactment of any initiative, legislation or regulation legalizing gaming elsewhere in Colorado could, and if such legalized gaming was closer to Denver would, have a material adverse effect on Fitzgeralds Black Hawk.

Indian Gaming Operations

Cliff Castle casino in Camp Verde, Arizona competes with another Indian casino in Prescott, Arizona, approximately 30 miles away, and with other casinos located on Indian lands around the Phoenix, Arizona area and elsewhere in the State of Arizona, as well as with casinos in Nevada, including Laughlin and Las Vegas. The spread of casinos on Indian lands in Arizona could result in the approval by Arizona voters of full-scale gaming in Arizona, which would adversely impact operations at Cliff Castle.

EMPLOYEES

As of December 31, 1997, the Company indirectly employed approximately 3,314 persons. Fitzgeralds Las Vegas employed approximately 1,000 people, approximately 445 of whom are represented by the Culinary Workers Union, Local No. 226 and the Bartenders Union, Local No. 165 (the "Culinary and Bartenders Union") under a three-year contract which expired on May 31, 1997. In March 1997, the Culinary and Bartenders Union notified the Company of its intent to seek changes and modifications in the terms and conditions of its agreement. The Company anticipates that negotiations relating thereto will likely commence early in 1998. In addition, three employees are represented by the United Brotherhood of Carpenters and Joiners of America, Silver State District Council of Carpenters, Local No. 1780, under a


--------------------------------------------------------------------------------
contract which expires on July 31, 1998. Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Black Hawk employed approximately 1,043, 902 and 333 people, respectively. None of the employees of Fitzgeralds Tunica, Fitzgeralds Reno, Fitzgeralds Black Hawk or Cliff Castle are represented by a union. In addition, the Company also directly employed approximately 36 people in its corporate offices. Cliff Castle, which is managed by the Company, directly employed approximately 302 people.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

The Company believes that its distinctive trade names, trademarks and service marks are important to its efforts to develop a distinctive national brand identity. Because of their importance, the Company expends considerable effort to conceptualize, obtain, utilize and protect its trade names, trademarks and service marks. The Company has proprietary rights in approximately 80 registered trade names, trademarks and service marks used in connection with its businesses and created to enhance its Irish luck theme, its gaming activities and its association with the Fremont Street Experience, including the marks "Fitzgeralds," "Fitz" and the "Mr. O'Lucky" character design. Registered marks usually have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as marks. The Company also has several non-exclusive licenses and supply agreements permitting it to utilize and offer at its facilities a variety of casino games, gaming devices and related software and technology which are subject to certain third-party patent, trademark and copyright rights.

GOVERNMENTAL REGULATION

General

The ownership and operation of the Company's casino gaming facilities are subject to various state and local regulations in the jurisdictions where they are located. In Nevada, the Company's gaming operations are subject to the Nevada Gaming Control Act and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. In Mississippi, the Company must register under the Mississippi Gaming Control Act and its gaming operations are subject primarily to the licensing and regulatory control of the Mississippi Gaming Commission and the Mississippi State Tax Commission and various local, city and county regulatory agencies. In Colorado, the Company's gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission to license, implement, regulate and supervise the conduct of limited gaming. The Company's operations are also subject to the Colorado Liquor Code, the state liquor licensing authority, and local liquor licensing authorities. In 1996, the Colorado General Assembly enacted legislation which abolishes the current regulatory scheme effective July 1, 2003, unless continued by subsequent enactment. If the repeal takes effect, Colorado law provides a procedure for winding up the affairs of the Division, public hearings, analysis and evaluation, and for determining claims by or against the Division. The potential effect of the possible repeal is unknown, and no replacement for the regulatory scheme has been proposed. In Arizona, as manager of Cliff Castle, the Company's gaming operations are subject to the jurisdiction of the National Indian Gaming Commission ("NIGC"), the Arizona State Department of Gaming and the Yavapai-Apache Tribal Gaming Commission.

Nevada Gaming Regulation

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State


--------------------------------------------------------------------------------

Gaming Control Board (the "Nevada Board") and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities (collectively, the "Nevada Gaming Authorities").

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

The Company's direct and indirect subsidiaries that conduct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of FSI, FRI and Nevada Club, Inc. ("NCI"). FSI is registered as an intermediary company (an "Intermediary Company") and has been found suitable to own the stock of FLVI, which has been licensed as a manufacturer and distributor of gaming devices and to conduct nonrestricted gaming operations at Fitzgeralds Las Vegas. FRI and NCI have each been licensed as a manufacturer and distributor of gaming devices and to conduct nonrestricted gaming operations at Fitzgeralds Reno and Nevada Club, respectively. FRI, FLVI and NCI are each a corporate gaming licensee (a "Corporate Licensee" or individually a "Nevada Gaming Subsidiary" and collectively the "Nevada Gaming Subsidiaries") under the terms of the Nevada Act. No person may become a stockholder of, or receive any percentage of profits from an Intermediary Company or a Nevada Gaming Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, FSI and the Nevada Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada. The following regulatory requirements are currently applicable to the Company, FSI and the Nevada Gaming Subsidiaries, including requirements applicable to the Company as a Registered Corporation.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, FSI or the Nevada Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Nevada Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Officers, directors and key employees of the Company or FSI who are actively and directly involved in gaming activities of the Nevada Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

--------------------------------------------------------------------------------

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, FSI or the Nevada Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, FSI or the Nevada Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

The Company, FSI and the Nevada Gaming Subsidiaries are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Substantially all material loans, leases, sales of securities and similar financing transactions by the Nevada Gaming Subsidiaries must be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by FSI or any Nevada Gaming Subsidiary, the registration or gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, FSI, the Nevada Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Fitzgeralds Las Vegas, Fitzgeralds Reno and Nevada Club and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Nevada Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

Any beneficial holder of a Registered Corporation's voting securities (or rights to acquire such securities), regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii)


--------------------------------------------------------------------------------
such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Nevada Gaming Subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the City of Las Vegas and the City of Reno have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

The Nevada Commission may, in its discretion, require the holder of any debt or similar security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such a requirement on the Company.

The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to


--------------------------------------------------------------------------------
acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada licensees that hold a manufacturer's license or a distributor's license, such as the Nevada Gaming Subsidiaries, also pay certain fees and taxes to the state of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, foreign Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Such licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

The sale of alcoholic beverages at Fitzgeralds Las Vegas, and the sale of alcoholic beverages at Fitzgeralds Reno and Nevada Club, are subject to licensing, control and regulation by the City of Las Vegas and the City of Reno, respectively. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such


--------------------------------------------------------------------------------
license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Nevada Gaming Subsidiaries.

Arizona Gaming Regulation

In connection with its regulatory powers granted pursuant to the Tribal-State compact, the Arizona Department of Gaming has certain enforcement powers over the tribal casinos. The State of Arizona and the Tribes have several pending disputes over the interpretation of certain compact provisions. In August of 1997, the Arizona Department of Gaming obtained an Opinion from the Arizona Attorney General regarding gambling upon card games. The Arizona Department of Gaming interpreted the Opinion to conclude that card games in Arizona are illegal. Based on this conclusion, the Arizona Department of Gaming ordered that the tribal casinos offering card games, with included the Cliff Castle Casino, immediately cease the operation of all card games. The Tribes, including the Camp Verde Yavapai-Apache Tribe, disagreed with the Arizona Department of Gaming's interpretation of the Opinion and defied compliance with the cease and desist order. The Tribes contend that the card games at issue constitute Class II gaming and, therefore, are not within the State's regulatory jurisdiction and need not be compacted pursuant to the IGRA. The Arizona Department of Gaming served the Gila River Indian Community with a notice of its intent to invoke the arbitration provisions of the Tribal-State compact in an effort to resolve the dispute. The arbitration proceedings are currently pending. Until the issue is resolved, the Arizona Department of Gaming of Gaming has advised that no enforcement action will be taken against nay management company of a tribal casino, including FAMI, in connection with this issue without first giving notice to that company. At present, FAMI is deemed to be in compliance with its obligations as a licensee.

In addition to the pending card game dispute, the Arizona Department of Gaming is involved in litigation with two Tribes over the use of multi-player gaming machines. The State had previously taken the position that these machines counted as a single unit. Under the Tribal-State compacts, the Tribes are permitted a certain number of gaming machines based upon their tribal membership. Under this allocation system, the Camp Verde Yavapai-Apache Tribe is permitted up to 475 machines. When a new Director assumed control of the Arizona Department of Gaming, this position on the multi-player machines was changed. The new Director has taken the position that the multi-player machines count as more than one machine, depending on how many players can play the machine at the same time. Two Arizona tribes have filed suit in Federal Court in Arizona, contending that the machines should only count as one unit. The Cliff Castle Casino has several multi-player machines in operation. As a result of the State's new position on this issue, the State has advised the Camp Verde Yavapai-Apache Tribe that it exceeded its 475-machine allotment with the certification of several new machines. The Tribe disagrees with the State's position and believes that, even with the new machines in operation, it is still under the 475-machine allotment. The State has advised the Tribe that it intends to take no enforcement action until the pending litigation involving these two other Tribes is resolved. It is uncertain as to the outcome of this issue and what impact, if any, it will have upon the Company.

Another lawsuit involving another Arizona Tribe (Salt River Pima-Maricopa Indian Community) may have some impact on future tribal gaming in the State. In a lawsuit filed in State Court by private citizens, the State Court judge ruled that the Arizona Governor had no authority to enter into a compact with the Tribe for certain Class III games (gaming machines and keno). The judge also implicitly questioned the legality of the ongoing Class III gaming operations at the various tribal casinos in Arizona. That lawsuit is currently on appeal to the Arizona Supreme Court. At present, the decision has no effect upon the Camp Verde Yavapai-Apache Tribe since the compact between the Tribe and the State is deemed valid and enforceable unless or until it is held to be invalid in a final non-appealable judgment or order of a court of competent jurisdiction. The resolution of that lawsuit is uncertain and what impact, if any, upon the Company is equally uncertain.

--------------------------------------------------------------------------------

In August 1996, President Clinton signed a bill creating the National Gambling Impact Study Commission ("NGISC"), composed of individuals with ties to the gaming industry as well as individuals who are openly opposed to legalized gaming, to examine the economic and social impact of gaming. The NGISC began a series of hearings on June 20, 1997 and is scheduled to release a report on its findings, together with recommended legislation and administrative action, on or before August 3, 1998. Any additional regulation of the gaming industry resulting from the NGISC's recommendations could have a material adverse impact on the gaming industry, including the Company.

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

ITEM 2.           PROPERTIES

Reference is made to the information contained under Item 1. Business - Properties of Part I of this Report on Form 10-K.

ITEM 3.           LEGAL PROCEEDINGS

Matters Relating to Harolds Club, Reno, Nevada. On May 31, 1995, FRI sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently sold Harolds Club to a company, the assets of which are now under control of the United States Bankruptcy Court for the Northern District of New York. Pursuant to the terms of certain indemnification, assignment and assumption and guarantee agreements executed by FRI in connection with FRI's purchase and subsequent sale of Harolds Club, FRI is contingently obligated for certain land lease payments in the amount of approximately $580,000 annually plus certain property-related costs, such as taxes and insurance.

The current owner of Harolds Club has not met its obligations with respect to the land leases, and in August 1996 each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada, against the current owner, FRI and other non-related prior lessees under the land leases, seeking past due rent, taxes and other property-related expenses, as well as attorneys' fees and costs. Cross-claims for indemnification have been asserted against FRI by the entity from which it assumed the land leases, and FRI has asserted cross-claims against the entities that are obligated to indemnify FRI under the various indemnification, assignment and assumption, and guarantee agreements.

Orders granting summary judgment against FRI have been entered in four of the actions for the aggregate sum of $1,243,220. Two orders have been reduced to judgments in the aggregate amount of $836,150. In anticipation of the sale of Harolds Club, the parties to each of the five land lessor actions are currently negotiating a settlement agreement, the details of which are set forth below. Pending the sale of Harolds Club, and subject to certain other terms and conditions, FRI has agreed to pay monthly lease payments on two of the land leases in the total amount of $28,977.

The current owner of Harolds Club and the five land lessors have received an offer to purchase their respective interests in Harolds Club. The same unrelated party has made an offer to purchase the Nevada Club for a purchase price of $4,000,000, and in anticipation of completing the sale, the Company closed the Nevada Club in December 1997. To facilitate the sale of both properties and subject to terms and


--------------------------------------------------------------------------------
conditions to be agreed upon between the potential purchaser and FRI, FRI has agreed to pay the land lessors $2,125,000 in exchange for a dismissal with prejudice of all claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club. FRI anticipates paying $600,000 of the $2,125,000 settlement in cash, less the cumulative amount of interim monthly rental payments ($28,977 per month), concurrently with the closing of the Harolds Club transaction and executing five separate promissory notes totaling $1,525,000 for the balance. The notes will be amortized over five years with interest fixed at the prime rate in effect at the largest financial institution in Nevada on the date the notes are executed and will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company. In addition to such guarantee, and subject to certain conditions, a prior owner of Harolds Club named in four of the five land lessor actions has agreed to reimburse FRI $300,000, and to provide a payment guarantee for one of the five notes as its contribution to the settlement of the actions. Each of the notes will be permitted to be prepaid at any time together with interest accrued to the date of payment. The closing of the Harolds Club transaction is subject to the receipt by FRI of the $300,000 reimbursement and the closing of the Nevada Club sale.

Treasure Bay Bankruptcy and Road Right-of-Way. In October 1993, Fitzgeralds Mississippi, Inc. "(FMI"), a wholly owned subsidiary of the Company and manager of Fitzgeralds Tunica, executed a road contract (the "Contract") with Treasure Bay Gaming and Resorts, Inc. ("Treasure Bay") to share equally the cost of developing a road leading to the two properties (the "Roadway") and of the acquisition of a 3.67-acre tract of land (the "Tract"). The Company believes that it has paid its portion of such costs, although documents filed by Treasure Bay in the Treasure Bay bankruptcy proceeding referred to below reflect its claim that approximately $300,000 remains outstanding. Pursuant to the Contract, the Roadway and Tract were acquired by Treasure Bay and the Roadway was constructed providing access from Commerce Road to the Fitzgeralds Tunica and Treasure Bay casinos. Pursuant to Treasure Bay's acquisition contract and deed, Treasure Bay was also obligated to convey the Roadway to Tunica County within a reasonable time after its development, and adjacent land owners and utility companies were to be entitled to full rights of access.

Treasure Bay is currently subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code (the "Bankruptcy Code"). Preliminary title reports on the Roadway and Tract indicate that a deed of trust securing $115 million in Treasure Bay bonds and approximately $8 million in mechanics' and materialmen's liens are recorded against such properties. In addition, the lien of the deed of trust is prior to the Company's easement rights over two additional tracts that are necessary for access to the Fitzgeralds Tunica property. The holder of the deed of trust was aware of the rights of Fitzgeralds Mississippi, Inc. ("FMI") at the time the deed of trust was recorded. To quiet title in the Roadway and the Tract, FMI filed an adversary proceeding against Treasure Bay and others claiming an interest in the Roadway and the Tract. FMI's complaint seeks, among other relief, a declaratory judgment that FMI owns an unencumbered, undivided one-half interest in the Roadway and Tract and the avoidance of all liens on the Roadway and Tract. In an effort to compromise and settle its tax liability on the Roadway, Tract, and other real property it owns, in September 1996, Treasure Bay executed a Quitclaim Deed in favor of Tunica County to convey a one-half interest in the Tract. Prior to this conveyance, all lien-holders released their liens against the Tract.

A Chapter 11 Plan of Reorganization (the "Plan") has been confirmed in the Treasure Bay bankruptcy proceeding. All assets of Treasure Bay re-vested in Treasure Bay upon confirmation of the Plan. To the best of the Company's knowledge, with the exception of certain excluded assets (as defined in the new indenture which is attached to the Plan), the Plan grants Treasure Bay's new indenture trustee (as defined in the Plan) a replacement lien on substantially all assets which it previously held as collateral. The Tract was specifically released from the new indenture trustee's collateral as part of the compromise of Tunica County's priority tax claim whereby Treasure Bay's one-half interest in the Tract was conveyed to Tunica County free and clear of all liens and security interests. To the extent Treasure Bay owns the Roadway, it appears to be part of the collateral which re-vested in favor of its bondholders. The Plan


--------------------------------------------------------------------------------
also grants a permanent easement free and clear of all liens and encumbrances on the Roadway to a land lessor under the real property lease for the Treasure Bay Tunica casino. With respect to the above-mentioned mechanics' and materialmen's liens, the Plan provides that such liens, if they are deemed to be valid, attached to the proceeds from the sale of the Treasure Bay barge and consequently no longer constitute encumbrances on the Roadway or the Tract.

The quiet title proceeding filed by FMI against Treasure Bay and Treasure Bay's adversarial proceeding against FMI to recover approximately $300,000 for the cost of developing the Roadway and the Tract are still pending, and it not possible at the present time to predict the outcome. Furthermore, there can be no assurance that Tunica County would be prepared to accept the conveyance of the Roadway at this time in which case FMI would continue to undertake maintenance of the Roadway. FMI is in physical possession of and utilizing the Roadway and Tract. The loss of access to the Roadway would require the Company to construct a new road to its property. However, both the Bankruptcy Code and the Mississippi law offer protection to FMI, as a purchaser in possession, in spite of there being no recorded deeds in favor of FMI. In addition, both the Bankruptcy Code and Mississippi law offer protection to FMI with regard to deeds of trust recorded at a time when the holder thereof had knowledge of FMI's claim. Accordingly, the Company believes that FMI will continue to have full access and use of the Roadway and the Tract.

The Company is a party to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the issuance of the Senior Secured Notes in December 1997, the Company solicited and received waivers under the terms of indentures and related documents governing (i) its Retired Senior Secured Notes; (ii) its Priority Notes; and (iii) the 101 Main Notes. The waivers enabled the Company to redeem each issue at the specified redemption price without advance notice. In addition, with the consent of a majority in interest of the holders of the Company's Common Stock Purchase Warrants, the related warrant agreement, dated as of December 19, 1995 (the "Warrant Agreement"), between the Company and The Bank of New York (as successor in interest to First Interstate Bank of Nevada, N.A. and Wells Fargo Bank, N.A.) was amended to provide that the Final Separation Date for the Restricted Note Warrants (all as defined in the Warrant Agreement) would be December 31, 1997. As a result of the amendment to the Warrant Agreement, on December 30, 1997 a total of 703,402 Restricted Note Warrants were redeemed by the Company in connection with the redemption of the Retired Senior Secured Notes.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's Common Stock is not listed or traded on any exchange. At December 31, 1997, there were approximately 28 holders of the Company's Common Stock.

--------------------------------------------------------------------------------

The Company has not paid any cash dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends (including with respect to its Preferred Stock) in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The ability of the Company or its subsidiaries to pay dividends is restricted by the indenture governing the Senior Secured Notes and, with respect to the Common Stock, the Certificate of Designation for the Preferred Stock. If a holder of securities is disqualified by any gaming authorities from owning such securities, such holder will not be permitted to receive any dividends if, and when declared by the Company's Board of Directors with respect to such securities. See Item 1 - Business - Governmental Regulation.







--------------------------------------------------------------------------------

ITEM 6.           SELECTED FINANCIAL DATA
                         FITZGERALDS GAMING CORPORATION

                                 (IN THOUSANDS)

                                                                    DECEMBER 31
                                              ---------------------------------------------------------------
                                                   1997        1996         1995         1994         1993
                                                   ----        ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:
     Net Operating Revenues                    $ 179,702    $ 140,530    $ 141,397    $ 131,834    $ 110,057
     Income from Operations(1)                    13,622        3,871       13,768        1,997       10,174
     Interest Expense, Net                        25,033       18,187       14,706       10,256        6,343
     Net Income (Loss)                           (31,542)     (13,494)      (4,255)      (5,979)       4,186

OTHER DATA:
    EBITDA:(2)
        Fitzgeralds Las Vegas                  $   2,651    $   1,656    $   4,084    $   4,926    $   6,946
        Fitzgeralds Tunica                        11,744        3,790        9,934        1,505         --
        Fitzgeralds Reno                           5,462        4,596        7,009        8,345       10,500
        Fitzgeralds Black Hawk                     4,842         --           --           --           --
        Other(3)                                   4,111        2,874        1,667       (1,526)      (1,080)
                                               ---------    ---------    ---------    ---------    ---------
               Total Properties                   28,810       12,916       22,694       13,250       16,366
        Nevada Club                               (1,282)        (148)         392          506        1,384
        Harolds Club                              (1,853)        --         (1,307)      (3,489)        (805)
                                               ---------    ---------    ---------    ---------    ---------
                Total EBITDA                      25,675       12,768       21,779       10,267       16,945
        Adjustments to EBITDA(4)                   4,924          742        1,337        8,304          (82)
                                               ---------    ---------    ---------    ---------    ---------
                Adjusted EBITDA                $  30,599    $  13,510    $  23,116    $  18,571    $  16,863
                                               =========    =========    =========    =========    =========

     EARNINGS TO FIXED CHARGES:(5)                  --           --           --           --           1.5x

     NET CASH PROVIDED BY (USED IN):
        Operating Activities                   $   1,287    $     759    $   8,468    $   7,738    $   8,381
        Investing Activities                     (24,657)      (6,368)     (50,404)     (34,736)      (7,655)
        Financing Activities                      24,830         (885)      49,894       30,302          944
     DEPRECIATION AND AMORTIZATION                12,054        8,897        8,010        8,271        6,772
     CAPITAL EXPENDITURES                          3,944       57,026       14,957       46,046        6,913

BALANCE SHEET DATA:
     Cash                                      $  14,810    $  13,349    $  19,844    $  11,886    $   8,582
     Total Assets                                215,695      191,179      197,213      137,660       93,598
     Short-Term Debt                               7,591       27,750       11,226       11,619       17,065
     Long-Term Debt                              206,191      127,882      139,467      100,849       53,772
     Preferred stock, Net of Offering Costs
        and Discount                              19,631       15,489       11,953         --           --
     Stockholders' Equity (Deficiency)           (37,863)      (2,043)      16,061       11,087       14,113

------------------
1 In 1997 the Company recorded an allowance of $2.2 million against the book value of Nevada Club assets held for sale to write such assets down to estimated net realizable value, and has recorded an expense of $1.9 million for the anticipated net settlement obligation relating to certain land lease payments and property-related costs arising out of the Company's purchase and subsequent sale in 1995 of Harolds Club. The Company sold Harolds Club on May 31, 1995 and, accordingly, at December 31, 1994, recorded an allowance of $1.4 million against the book value of assets sold to write such assets down to estimated realized value.
2 EBITDA, or "earnings before interest, taxes on income, depreciation, and amortization," is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.
3 Other includes results for management fees and corporate costs not allocated to the core properties.
4 Adjustments to EBITDA include (i) exclusion of EBITDA for Harolds Club and Nevada Club for all periods presented; (ii) exclusion of business development expenses of Sugar Creek, Missouri of $0.4 million for 1995, $0.5 million for 1994 and $0.5 million for 1993; (iii) exclusion of pre-opening expenses of Fitzgeralds Tunica of $4.9 million for 1994; (iv) exclusion of write down of Nevada Club assets of


--------------------------------------------------------------------------------

     $2.2 million for 1997; (v) exclusion of Harolds Club lease settlement of $1.9 million for 1997; and (vi) inclusion of $1.0 million for 1997 and $0.6 million for 1996 in cash received by the Company as a result of its 22% membership in 101 Main.
5 For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $10.6 million, $15.5 million, $0.6 million, and $8.2 million for the years ended December 31, 1997, 1996, 1995, and 1994 respectively.





--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements, including the notes thereto, listed in Item 14(a).

OVERVIEW

Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Reno have been owned and operated by the Company or its affiliates since 1987, 1994 and 1985, respectively. Between December 1994 and February 1995, a business combination was effected, resulting in the existing single ownership structure for the companies operating Fitzgeralds-brand casinos. In May 1995, the Company, under exclusive management contracts, opened two properties outside of Nevada -- Fitzgeralds Black Hawk and Cliff Castle, and in December 1995, the Company acquired those portions of Fitzgeralds Tunica (20%) and Fitzgeralds Inc. (2%) which it did not own. During 1996, the Company expended approximately $52.0 million to significantly renovate and expand Fitzgeralds Las Vegas and Fitzgeralds Tunica. In August 1997, the Company acquired the 78% membership interest in 101 Main not previously owned.

On a consolidated basis, net operating revenues (excluding Nevada Club) increased to $173.5 million in 1997 from $134.1 million in 1996 principally as a result of increased casino and room revenues due to the completion of the Tunica Hotel which became fully operational in the 4th quarter of 1996, and due to the inclusion of Fitzgeralds Black Hawk operating revenues in the Company's consolidated results subsequent to the acquisition in August 1997 of the 78% membership interest in 101 Main not previously owned.

In 1997 and 1996, casino operations (excluding Nevada Club) provided an average of approximately 78.3% and 78.9% of the Company's net revenues, respectively, and substantially all of its income from operations. Slot machine income has been the primary component of the Company's gaming revenues, providing an average of approximately 79.6% and 76.5% of such revenues (excluding Nevada
Club) during 1997 and 1996, respectively.

Unless otherwise noted, the narrative discussion below is focused on the principal ongoing operating properties of the Company which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno and, commencing August 15, 1997, Fitzgeralds Black Hawk, and management fees received by FI (the "Properties").

RECENT EVENTS

On December 19, 1997 the Company issued $205 million in 12 1/4% Senior Secured Notes. Net proceeds of the issuance of $202.6 million were used to repay substantially all of the Company's indebtedness, including the 101 Main Notes discussed below. An extraordinary loss of $19.2 million was recorded in connection with the early retirement of this debt.

On August 15, 1997, the Company acquired the 78% membership interest in 101 Main not previously owned at a purchase price of approximately $27.3 million. As a result, the operations of Fitzgeralds Black Hawk, wholly-owned by 101 Main, are included in the consolidated financial results of the Company commencing August 15, 1997. This purchase was financed through the issuance of the $38 million 101 Main Notes. The proceeds from the 101 Main Notes in excess of the $27.3 million used to purchase the 78% membership interest were used to retire certain existing indebtedness secured by assets of 101 Main

--------------------------------------------------------------------------------
and for general corporate purposes. The 101 Main Notes were retired as part of the December 1997 financing discussed above.








--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain Statement of Operations Data and Other Data for the Company's properties.


                                         YEAR ENDED DECEMBER 31
                              ------------------------------------------
STATEMENT OF OPERATIONS DATA         1997          1996        1995

                                         (DOLLARS IN THOUSANDS)
NET REVENUES:
     Fitzgeralds Las Vegas        $  46,540    $  43,483    $  42,653
     Fitzgeralds Tunica              68,734       48,748       46,466
     Fitzgeralds Reno                39,803       37,076       40,212
     Fitzgeralds Black Hawk(1)       12,692         --           --
     Other(2)                         5,695        4,791        3,509
                                  ---------    ---------    ---------
          Total Properties          173,464      134,098      132,840
     Nevada Club                      6,238        6,432        7,037
     Harolds Club                      --           --          1,520
                                  ---------    ---------    ---------
          Total                   $ 179,702    $ 140,530    $ 141,397
                                  =========    =========    =========

INCOME (LOSS) FROM OPERATIONS:
     Fitzgeralds Las Vegas        $    (498)   $    (330)   $   2,403
     Fitzgeralds Tunica               6,013         (597)       6,230
     Fitzgeralds Reno                 3,211        2,318        4,997
     Fitzgeralds Black Hawk(1)        4,215         --           --
     Other                            4,011        2,861        1,667
                                  ---------    ---------    ---------
          Total Properties           16,952        4,252       15,297
     Nevada Club                     (1,477)        (381)          97
     Harolds Club                    (1,853)        --         (1,626)
                                  ---------    ---------    ---------
          Total                   $  13,622    $   3,871    $  13,768
                                  =========    =========    =========

OTHER DATA

EBITDA(3):
     Fitzgeralds Las Vegas        $   2,651    $   1,656    $   4,084
     Fitzgeralds Tunica              11,744        3,790        9,934
     Fitzgeralds Reno                 5,462        4,596        7,009
     Fitzgeralds Black Hawk(1)        4,842         --           --
     Other(4)                         4,111        2,874        1,667
                                  ---------    ---------    ---------
         Total Properties            28,810       12,916       22,694
     Nevada Club                     (1,282)        (148)         392
     Harolds Club                    (1,853)        --         (1,307)
                                  ---------    ---------    ---------
         Total EBITDA                25,675       12,768       21,779
     Adjustments to EBITDA            4,924          742        1,337
                                  ---------    ---------    ---------
         Adjusted EBITDA          $  30,599    $  13,510    $  23,116
                                  =========    =========    =========
NET CASH PROVIDED BY (USED IN):
     Operating Activities         $   1,287    $     759    $   8,468
     Investing Activities           (24,657)      (6,368)     (50,404)
     Financing Activities            24,830         (885)      49,894
DEPRECIATION AND AMORTIZATION        12,054        8,897        8,010
CAPITAL EXPENDITURES                  3,944       57,026       14,957
 EARNINGS TO FIXED CHARGES(5)          --           --           --

--------------

1    Includes operating results of Fitzgeralds Black Hawk commencing August 15,
     1997.
2 Includes fees from management agreement from Fitzgeralds Black Hawk prior to August 15, 1997, Cliff Castle and Turning Stone.
3 For a definition of EBITDA and Adjusted EBITDA, see Notes 2 and 4 of Notes to "Selected Financial Data."
4 Includes fees from management agreement from Fitzgeralds Black Hawk prior to August 15, 1997, Cliff Castle and Turning Stone, net of corporate expenses and expenses of FI.

--------------------------------------------------------------------------------

5 For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $10.6 million, $15.5 million, and $0.6 million for the years ended December 31, 1997, 1996, and 1995, respectively.


FISCAL 1997 COMPARISON TO FISCAL 1996

Operating Revenues

Total revenues for the Properties were $188.2 million and net operating revenues for the Properties were $173.5 million for 1997, representing, respectively, 28.9% and 29.4% increases over the Properties' total revenues of $146.0 million and net operating revenues of $134.1 million for 1996. Such increases were largely the result of the consolidation of operating results of Fitzgeralds Black Hawk commencing August 15, 1997, as well as the fact that the 507-room hotel tower at Fitzgeralds Tunica (the "Tunica Hotel") did not commence operations until August 1996 and was not fully operational until October 1996. Therefore, 1997 results include the full year benefit of hotel revenue and subsequent improved casino revenue at Fitzgeralds Tunica.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties (of which approximately 79.6% and 76.5% of which are derived from slot machine revenues for 1997 and 1996, respectively) increased 28.5% to $135.9 million for 1997 from the $105.8 million recorded for 1996, due principally to the consolidation of operating results of Fitzgeralds Black Hawk and to the opening of the Tunica Hotel which occurred in phases from August to October 1996. Casino revenues increased 32.0% at Fitzgeralds Tunica, due to the opening of the Tunica Hotel, and 4.8% at Fitzgeralds Reno, due primarily to increased traffic from the Women's International Bowling Congress (the "Bowling Tournament") held in Reno during the first and second quarters of 1997. Casino revenue increased 6.8% at Fitzgeralds Las Vegas due mostly to the fact that Fitzgeralds Las Vegas was largely under construction from May through November of 1996. Casino revenue for the Properties represented 72.2% and 72.4% of total revenues for the Properties for 1997 and 1996, respectively. This decrease in casino revenues as a percentage of total revenues is largely attributed to greater increases in rooms and food and beverage revenues due to the opening of the Tunica Hotel.

Room revenues for the Properties (at 11.3% and 10.9% of total revenues for the Properties for 1997 and 1996, respectively) increased 34.3% from 1996 due primarily to the opening of the Tunica Hotel. Room revenues at Fitzgeralds Tunica, at $7.8 million for 1997 are not comparable to 1996 since the Tunica Hotel did not commence operations until August 1996 and was not fully operational until October 1996. The Tunica Hotel operated at an average occupancy rate of 89.3% and 81.3% for 1997 and 1996, respectively. Room revenues increased by 2.6% at Fitzgeralds Las Vegas due to a decrease in tour-and-travel customers who were replaced by free independent travelers typically paying a higher average daily room rate, partially offset by lower occupancy rates, at 89.7% and 93.9% for 1997 and 1996, respectively. At Fitzgeralds Reno, room revenues increased 7.2% due to a combination of higher daily room rates and an increase in average occupancy rates, at 90.2% and 88.8% for 1997 and 1996, respectively. These increases were largely due to the Bowling Tournament, and the fully integrated player tracking system.

Food and beverage revenues for the Properties (at 11.2% and 11.7% of total revenues for the Properties for 1997 and 1996, respectively) increased $4.1 million or 23.8% from 1996 to 1997. This increase was the result of the inclusion of Fitzgeralds Black Hawk results of approximately $923,000, as well as the additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica, which posted gains of 16.6% and 37.9%, respectively. Food and beverage revenues at Fitzgeralds Reno were essentially unchanged.

--------------------------------------------------------------------------------

Other revenues for the Properties increased 34.7% for the year, primarily due to the opening of the Tunica Hotel, which also resulted in increases in TV movie, telephone and gift shop revenues and credit card commissions, and to increases in operating performance at Cliff Castle.

Promotional allowances for the Properties increased 23.6% for the year, as a result of increases in volumes, partially offset by improved methods to award complimentary goods and services.

Operating Costs and Expenses

Total operating costs and expenses for the Properties increased 20.5%, to $156.5 million for 1997 from $129.8 million for 1996, primarily due to the inclusion of operating expenses of Fitzgeralds Black Hawk of approximately $8.5 million, increases in volume, increases in payroll costs related to the start of operations of the Tunica Hotel and additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Total operating expenses for the Properties were also affected by a 36.9% increase in depreciation and amortization expense for the Properties as renovated and expanded facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica were put into service and a $755,000 non-recurring write down of Nevada Club, Inc. ("NCI") assets held for sale to estimated realizable value.

Casino expenses for the Properties were $66.0 million for 1997, a 21.4% increase from the $54.4 million for 1996 primarily as a result of increased volume and increased personnel as well as the inclusion of expenses from Fitzgeralds Black Hawk during 1997. Food and beverage expenses for the Properties increased 32.0%, to $16.2 million for 1997 from $12.3 million for 1996, primarily as the result of additional restaurants at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Room expenses for the Properties increased 29.7%, to $12.5 million for 1997 from $9.6 million for 1996, primarily as the result of the start of operations at the Tunica Hotel. Room expense increased a modest 1.4% at Fitzgeralds Las Vegas and decreased by 0.7% at Fitzgeralds Reno. Selling, general and administrative expense for the Properties increased 9.6%, to $47.5 million for 1997 from $43.3 million for 1996 due mostly to increases in personnel and marketing expenses, as explained further below.

Personnel expenses for the Properties increased 15.4%, to approximately $67.8 million for 1997 from approximately $58.8 million for 1996. This increase resulted from the start of operations at the Tunica Hotel, as well as the need for larger staff at the expanded Las Vegas and Tunica facilities and the inclusion of Fitzgeralds Black Hawk personnel expenses in 1997.

Marketing expenses for the Properties, which includes advertising, promotional material, special events and the operations of the Fitzgeralds Card, increased 11.8% for the year. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica, Mississippi, and the inclusion of Fitzgeralds Black Hawk marketing expenses in 1997. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

Depreciation and amortization expense of the Properties increased 36.9%, to $11.9 million for 1997 from $8.7 million for 1996. The increase was primarily the result of the start of depreciation of the expanded and renovated facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica, as well as the addition of Fitzgeralds Black Hawk depreciation and amortization.

--------------------------------------------------------------------------------

Income from Operations

As a result of the foregoing, income from operations for the Properties increased 298.7%, to $17.0 million for 1997 from $4.3 million for 1996.

Net Interest Expense

Interest expense for the Properties (net of interest income), increased 39.6%, to $24.7 million for 1997 from $17.7 million for 1996, due in part to an increase in interest expense resulting from the issuance in December 1996 of $5.9 million aggregate principal amount of Priority Notes, as well as the issuance in August 1997 of $38.0 million aggregate principal amount of 101 Main Notes by 101 Main. During 1996, interest of $1.8 million was capitalized on the construction of Fitzgeralds Las Vegas and Fitzgeralds Tunica. No interest was capitalized during 1997.

Loss Before Income Taxes and Extraordinary Item

For the reasons described above, the Properties recorded a loss before income taxes and extraordinary item of $8.4 million in 1997, compared to $14.1 million loss before taxes recorded for 1996. Loss before income taxes and extraordinary item increased at each property other than Fitzgeralds Tunica, which recorded a $4.8 million improvement due to the benefits from the hotel becoming fully operation in the 4th quarter of 1996.

While the Properties recorded $1.5 million in income tax benefit for 1996, no income tax benefit or provision was recorded for 1997.

Loss Before Extraordinary Item

Loss before extraordinary item for the Properties improved to $8.4 million for 1997 from $12.7 million for 1996. This reflects a substantial improvement in operating income at the Properties, especially Fitzgeralds Tunica, offset by an increase in interest expense, the non-recurring write down of NCI assets held for sale, and the absence of an income tax benefit for 1997.

Extraordinary Item and Net Loss

In connection with the Company's issuance of the Senior Secured Notes in December 1997, an extraordinary loss of $19.2 million was recorded to reflect the cost associated with the early retirement of certain debt of the Company. Net loss for the properties increased to $27.6 million in 1997 as compared to $12.7 million in 1996 reflecting the impact of the extraordinary item.

FISCAL 1996 COMPARISON TO FISCAL 1995

Operating Revenues

Total revenues for the properties increased to $146.1 million in 1996, a 1.5% increase from the $143.9 million in 1995. Net operating revenues for the Properties increased 1.0% to $134.1 million for 1996 from $132.8 million recorded in 1995.

Casino revenues for the Properties decreased 1.7% to $105.8 million in 1996 from $107.5 million in 1995. Casino revenues were nominally higher at Fitzgeralds Las Vegas, increasing to $30.6 million in 1996 from

--------------------------------------------------------------------------------

$30.4 million recorded for 1995, nominally lower at Fitzgeralds Tunica, decreasing to $44.8 million in 1996 from $44.9 million recorded for 1995, and were $1.9 million lower at Fitzgeralds Reno.

Food and beverage revenues for the Properties increased 3.5% to $17.0 million in 1996 from $16.5 million in 1995, principally as the result of a 25.0% increase at Fitzgeralds Tunica, reflecting an increase in the number of food outlets during 1996. Food and beverage revenues increased 2.3% at Fitzgeralds Las Vegas despite suffering from significant construction-related disruptions from May through November 1996. Fitzgeralds Reno's operations were adversely impacted by a softer market and an increase in food and beverage capacity in the market, resulting in a 9.4% decline in food and beverage revenue.

Room revenues increased 21.0% to $15.9 million in 1996 from $13.1 million in 1995, due to the opening of the hotel at Fitzgeralds Tunica and a 13.4% increase in room revenues at Fitzgeralds Las Vegas partially offset by an 18.0% decline at Fitzgeralds Reno. Fitzgeralds Tunica's hotel opened with approximately 100 rooms in July 1996 and the balance of its 507 rooms were available by October 1996. Increased revenues at Fitzgeralds Las Vegas resulted from the completion of the renovation of all of its rooms in September 1996 and an increase in average daily room rates throughout the year. The decline at Fitzgeralds Reno was the result of market saturation and more intense competition for hotel guests.

Other revenues for the Properties increased 8.2% to $7.4 million in 1996 from $6.8 million in 1995 primarily as a result of a 36.5% increase in management fees from Fitzgeralds Black Hawk and Cliff Castle. This was offset in part by decreases in gift shop and miscellaneous revenues of 17.4%, 15.4% and 40.4% at Fitzgeralds Las Vegas, Fitzgeralds Tunica, and Fitzgeralds Reno, respectively.

Promotional allowances for the Properties increased 7.7% to $12.0 million for 1996 from the $11.1 million recorded for 1995 due mostly to a 46.9% increase at Fitzgeralds Tunica, an indication of the level of competitiveness in that market, partially offset by a 14.3% decrease at Fitzgeralds Reno.

Operating Costs and Expenses

Operating costs and expenses for the Properties increased 10.5% to $129.8 million in 1996 from $117.5 million in 1995. Increases of 8.9% and 22.6% were recorded at Fitzgeralds Las Vegas and Fitzgeralds Tunica, respectively, while operating costs at Fitzgeralds Reno decreased by 1.3%.

Casino expenses for the Properties increased 4.7% to $54.4 million in 1996 from $52.0 million in 1995. Fitzgeralds Las Vegas recorded a 4.5% increase in casino costs, due primarily to union-mandated payroll increases, and increases in security department payroll which is allocated in part to the casino. Fitzgeralds Tunica recorded a 12.5% increase due to increases in volume. Expenses at Fitzgeralds Reno declined 5.7% resulting primarily from cost control efforts, especially in payroll.

Food and beverage expenses at the Properties increased 8.8% to $12.3 million in 1996 from $11.3 million in 1995. Fitzgeralds Las Vegas recorded a 16.0% increase year-to-year due to union-mandated increases in compensation and early hiring of staff for its three new restaurants. Fitzgeralds Tunica recorded a 29.2% increase in food and beverage costs due to increases in volume and increases in staff levels to accommodate the two additional restaurants. These were offset in part by a 10% decline at Fitzgeralds Reno, due to lower revenues and better controls over cost of sales.

Rooms expenses for the Properties increased 35.4% to $9.6 million in 1996 from $7.1 million in 1995. The increase is attributable to the addition of the hotel at Fitzgeralds Tunica, which for 1996 represented nearly 74.9% of the total increase in costs. Union- and market-related factors at Fitzgeralds Las Vegas increased costs 11.9% for the year. Costs at Fitzgeralds Reno were essentially unchanged.

--------------------------------------------------------------------------------

Selling, general and administrative expenses for the Properties increased 14.0% to $43.3 million in 1996 from $38.0 million in 1995. The increase was primarily attributable to greater marketing and special events expense at all properties, resulting from expenditures made to increase casino traffic. Fitzgeralds Tunica increased 25.0% from 1995 to 1996, while Fitzgeralds Las Vegas and Fitzgeralds Reno increased of 10.7% and 5.7%, respectively.

Depreciation and amortization expense of the Properties was $8.7 million in 1996 compared to $7.4 million for 1995, an increase of 17.1%. The largest increase in depreciation expense is accounted for by Fitzgeralds Tunica, which recorded $4.4 million in 1996 compared with $3.7 million in 1995, due to the start of operations of the hotel in the last quarter of 1996.

Income from Operations

Income from operations for the Properties decreased 72.4%, to $4.3 million for 1996 from $15.3 million for 1995. For the various reasons described above, income from operations for Fitzgeralds Las Vegas decreased 113.7% (from $2.4 million in 1995 to a loss of $330,000 in 1996), income from operations for Fitzgeralds Tunica decreased 109.6% (from $6.2 million in 1995 to a loss of $597,000 in 1996) and income from operations for Fitzgeralds Reno decreased from $5.0 million in 1995 to $2.3 million in 1996, a 53.6% decrease. These decreases were slightly offset by an approximately $1.1 million increase in income from operations due to increased management fees from both Cliff Castle and Fitzgeralds Black Hawk.

Net Interest Expense

Net interest expense for the Properties (interest expense less interest income) rose 28.0% to $17.7 million for 1996 from the $13.8 million recorded for 1995, due to the issuance in December 1995 of the Senior Secured Notes.

Income Before Income Taxes and Income Tax Provision

For the reasons described above, the Properties recorded loss before taxes of $14.1 million in 1996, compared to the $811,000 in income before taxes recorded in 1995. Income before taxes declined at each property. This was offset in part by a $2.1 million increase in management fees at Fitzgeralds Black Hawk and Cliff Castle due to their inclusion for the entire year in 1996 compared to only seven months in 1995, as well as improved performance for comparable months.

Reflecting the Company's overall loss before income taxes, a tax benefit of $1.5 million was recorded in 1996, compared to a tax provision of $2.8 million in 1995. The provision in 1995 was required due to the 1995 business combination, in which certain subsidiaries converted from S corporation status to C corporation status. This conversion resulted in the recording of deferred tax liabilities resulting from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997 the Company had unrestricted cash of $14.8 million, compared to $13.3 million at December 31, 1996. In addition, cash set aside for construction contingencies totaled $0.4 million. The Company's primary sources of liquidity and cash flow in 1997 were operations, $1,287,000, distributions from 101 Main of

--------------------------------------------------------------------------------

$1 million, and issuance of debt (net of redemptions and issuance costs) of $27.0 million. Uses of liquidity in 1997 included the purchase of the 78% membership interest in 101 Main of $25.7 million, acquisition of property and equipment of $3.6 million, and investment in Fremont Street Experience of $800,000.

1997 included two major financing and investing activities. The issuance in August 1997 of $38.0 million 101 Main Notes and subsequent purchase of the 78% membership interest in 101 Main not previously owned, and the issuance in December 1997 of $205 million Senior Secured Notes, the proceeds of which were used to repay substantially all of the Company's outstanding indebtedness. The proceeds of the 101 Main Notes totaled approximately $36 million after issuance costs. Of this amount, $27.3 million was used to purchase the remaining 78% membership interest in 101 Main ($25.7 million net of cash acquired), and the balance of the offering proceeds was used to repay certain existing indebtedness secured by assets of 101 Main and for general corporate purposes. The issuance in December 1997 of the $205 million in Notes resulted in net proceeds to the Company of $202.6 million. These proceeds were used to repay substantially all of the Company's outstanding indebtedness, including the Senior Secured Notes of $123.0 million, 101 Main Notes of $39.7 million, indebtedness secured by Fitzgeralds Reno of $20.1 million, and Priority Notes of $5.4 million. The remainder of the proceeds was used to pay accrued interest of $5.7 million and issuance expenses of $8.7 million. The issuance of the Notes enabled the Company to consolidate it's various debt agreements, and to eliminate otherwise unfavorable restrictions contained in covenants of certain of the previously outstanding debt agreements. With certain limited exceptions, the Company's obligations under the Notes are fully and unconditionally guaranteed by all subsidiaries of the Company by a first priority lien on substantially all assets of the guarantor subsidiaries. See Note 15 of Notes to Consolidated Financial Statements for a more detailed discussion of these guarantees.

Net cash used in investing activities was $24.7 million for the year ended December 31, 1997 as compared to $6.4 million for 1996. In 1997, in addition to the $27.3 million acquisition of the 78% membership interest in 101 Main discussed above, investing activities included the purchase of property and equipment of $3.6 million, additional investments in Fremont Street Experience of $800,000, offset by distributions from 101 Main (prior to the acquisition of the remaining 78% membership interest) of $1 million. This compares with 1996 in which property and equipment acquisitions (primarily construction of the Tunica Hotel) totaled $53.3 million, funded largely by a $46.8 million decline in restricted cash balances. Additionally, 1996 investing activities included a $1 million investment in Fremont Street Experience offset by a $594,000 distribution from 101 Main.

Net cash provided by financing activities was $24.8 million for the year ended December 31, 1997 compared with net cash used of $885,000 in 1996. The primary components in 1997 were the issuance of the $205 million Senior Secured Notes (net proceeds of $202.6 million), the issuance of the 101 Main Notes (net proceeds of $38 million) and other issuances of $0.2 million offset by early retirement of outstanding debt of $202.6 million and issuance costs of $11.3 million. Financing activities in 1996 consisted of primarily the issuance of $9.6 million in debt (including $5.9 million in Priority Notes) offset by debt repayment of $10.2 million.

Under the terms of certain indemnification, assignment and assumption and guarantee agreements executed by FRI in connection with the purchase and subsequent sale of Harolds Club, FRI is contingently obligated for certain land lease payments to five lessors in the amount of approximately $580,000 annually plus certain property-related costs, such as taxes and insurance if said lease payments and costs are not paid by the current owner of Harolds Club. As of December 31, 1997, the current owner of Harolds Club was approximately $1,106,000 in arrears in land lease payments and approximately $259,000 in arrears in property taxes and assessments. The current owner of Harolds

--------------------------------------------------------------------------------

Club and the five land lessors have received an offer to purchase their respective interests in Harolds Club. The same unrelated party has made an offer to purchase the Nevada Club for $4.0 million. Subject to certain terms and conditions, FRI has agreed to pay the land lessors approximately $2.1 million in exchange for a dismissal with prejudice of all claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club (the "Settlement"). Concurrent with the closing of the Harolds Club transaction FRI anticipates payment of $600,000 of the Settlement in cash, less the cumulative amount of interim monthly rental payments ($28,977 per month), and the remainder in the form of five promissory notes payable in equal monthly installments over five years, plus interest at the prime rate in effect at the largest financial institution in Nevada on the date the notes are executed. The notes will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company. Subject to specified terms and conditions, a prior owner of Harolds Club named in four of the five actions has agreed to reimburse $300,000 to FRI as its contribution to the settlement of these actions and has agreed to provide a payment guarantee for one of the five notes. The closing of the Harolds Club transaction is subject to the receipt by FRI of the $300,000 reimbursement and the closing of the Nevada Club sale. During 1997 the Company recorded an expense of $1.9 million for the anticipated net settlement obligation, including related legal fees. In anticipation of the Nevada Club transaction, the Company reclassified $6.2 million from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale in the consolidated balance sheet as of December 31, 1997 and recorded an allowance of $2.2 million against the book value of the assets held for sale to write such assets down to the estimated net realizable value in the consolidated statement of operations for year ended December 31, 1997.

In December 1997, the Company closed the Nevada Club in anticipation of the aforementioned sale. Upon the sale, notes payable by NCI to a bank, which are secured by Nevada Club assets and guaranteed by the Chairman and Chief Executive Officer of the Company, will be retired. Such notes payable totaled $2.7 million in principal amount as of December 31, 1997, and have covenants placing certain restrictions on NCI and requiring that certain financial ratios be maintained. As of December 31, 1997, Nevada Club was not in compliance with the following covenants: Tangible Net Worth of $800,000, Funded Debt to EBITDA Ratio of 3.5 to 1.0, Debt Service Coverage Ratio of 1.2 to 1.0 and a Fixed Charge Coverage Ratio of 1.0 to 1.0. NCI continues to make scheduled principal and interest payments on the notes. See Note 7 of Notes to Consolidated Financial Statements. There can be no assurance, however, that Nevada Club will be sold or that the Settlement will be consummated.

The Company's principal sources of capital will consist of cash from operations and vendor and lease financing of gaming and other equipment. Additionally, the indenture under which the Senior Secured Notes were issued allows the Company, under certain circumstances, to establish a secured $15.0 million line of credit, of which up to $5.0 million could be used for capital projects at Fitzgeralds Black Hawk. As of December 31, 1997, the Company has not established such line of credit. Based upon anticipated levels of operations, the Company currently expects its cash flows will be sufficient to enable the Company to satisfy its anticipated operating cash requirements including debt service requirements, working capital and other fixed charges through 1998, as well as anticipated maintenance capital expenditures of approximately $6.0 million during 1998. There can be no assurance as to the actual level of operating cash requirements or of the amount of cash flows from operations or their sufficiency to meet such requirements.

EBITDA AND ADJUSTED EBITDA

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $25.7 million for 1997 and $12.8 million in 1996. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $30.6 million in 1997 and $13.5 million in 1996. Adjusted EBITDA is determined based on the adjustments described in Note 4 to "Selected Financial Data." However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a

--------------------------------------------------------------------------------
measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $10.6 million and $15.5 million for the years ended December 31, 1997 and 1996, respectively.

BUSINESS SEASONALITY

The Company's business is subject to the seasonality of the gaming business, which varies slightly geographically. At Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year's) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At each of the three other Fitzgeralds-brand properties, business levels are typically weaker from Thanksgiving through the end of the spring and typically stronger from mid-June to mid-November.

COMPUTERIZED OPERATIONS AND THE YEAR 2000

During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In 1997 the Company initiated an investigation to identify and ensure that all significant applications will be Year 2000 compliant. The Company is conducting its investigation and is in the process of obtaining assurances from its vendors that timely updates will be made available to ensure that all purchased applications are Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company will utilize both internal and external resources to test, program and/or replace applications to ensure that they are Year 2000 compliant. Completion of this project is anticipated not later than October 31, 1999. Although the costs associated with the Year 2000 project are not expected to be material in nature, the Company has not finalized its investigation and is unable to provide an estimate of such costs at this time. Such costs are expected to be funded through operating cash flows. Costs of hardware and software required to be purchased as a result of the Year 2000 Issue will be capitalized in accordance with normal policy. Personnel and all other costs related to the project will be expensed as incurred. The conversion of most purchased applications will be completed under the terms of maintenance agreements which provide for the conversion of such applications at no additional cost. All equipment and other operating systems are currently being evaluated to determine if Year 2000 issues have an effect on their ability to perform their respective functions.

Although, based on its investigation to date the Company does not believe that it will experience any significant adverse effects or material unbudgeted costs associated with the Year 2000 project, the Company cannot provide any assurance in this regard, and any such cause or effect could materially and adversely affect the Company.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Information required by this item is listed under Item 14 of Part IV of this Report on Form 10-K.

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None




--------------------------------------------------------------------------------

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following tables set forth certain information with respect to the officers, directors and significant employees of the Company as of December 31, 1997:


                        EXECUTIVE OFFICERS AND DIRECTORS

NAME                           AGE    POSITION(S) HELD
----                           ---    ----------------

Philip D. Griffith             52     Chairman, President, Chief Executive Officer and Director
Michael A. Ficaro              50     Director
Patricia W. Becker             45     Director
Michael E. McPherson           46     Senior Vice President, Chief Financial Officer, Treasurer and Secretary


                              SIGNIFICANT EMPLOYEES

NAME                           AGE    POSITION(S) HELD
----                           ---    ----------------
Paul H. Manske                 57     Senior Vice President of Marketing of the Company

Cara L. Brown                  35     Vice President and General Counsel of the Company

Max L. Page                    48     Executive Vice President and a director of FRI and General Manager of
                                           Fitzgeralds Reno

William J. Noonan, III         46     Vice President and a director of FLVI and General Manager of Fitzgeralds
                                           Las Vegas

James O. Buchanan              48     Vice President and a director of FMI and General Manager of Fitzgeralds
                                           Tunica

Joe C. Collins                 58     Vice President and a director of FBHI and FBHI-II, and General Manager of
                                           Fitzgeralds Black Hawk


PHILIP D. GRIFFITH, one of the Company's founders, has been President, Chief Executive Officer and a Director of the Company since its inception in 1984, an officer and director of certain of its subsidiaries since 1984 and has been Chairman of the Company since August 1997. Mr. Griffith serves as President and Chief Executive Officer of each significant subsidiary of the Company. Prior to his involvement with the Fitzgeralds group of companies, Mr. Griffith was active in the gaming industry in a variety of positions, serving as Chief Financial Officer and then President of Harolds Club in Reno from 1973 to 1984 and president of the Sands Hotel and Casino in Las Vegas from 1982 to 1984. From 1968 to 1973, Mr. Griffith

--------------------------------------------------------------------------------
was a Certified Public Accountant with the St. Louis, Missouri and Las Vegas offices of Deloitte Haskins & Sells.

MICHAEL A. FICARO joined the Company as a Director in December 1995. Mr. Ficaro has been a partner in the Chicago law firm of Hopkins & Sutter since 1989. Mr. Ficaro has been an adjunct faculty member at John Marshall Law School since 1986 and the National College of District Attorneys since 1978. From 1990 to 1992, Mr. Ficaro was appointed to the position of Special States Attorney of Cook County, Illinois. From 1981 to 1989, Mr. Ficaro served in the office of the Attorney General of Illinois as First Assistant Attorney General (1988-1989), Charitable Trust Division Chief (1987-1989) and Director of Enforcement (1986-1989). From 1982 to 1984, he was appointed Special Assistant United States Attorney. From 1978 to 1981, Mr. Ficaro was Deputy States Attorney of Cook County, after serving since 1972 as Assistant States Attorney of Cook County.

PATRICIA W. BECKER joined the Company then as a Director in December 1995. Ms. Becker is a self-employed consultant and served as Chief of Staff to Nevada Governor Bob Miller from October 1993 to January 1995. From September 1984 to October 1993, Ms. Becker was a Senior Vice President, General Counsel and Secretary for Harrah's Casino Hotels., where she was responsible for all legal affairs and was a member of the senior strategic management group. From January 1983 to September 1984, Ms. Becker was a member of the Nevada State Gaming Control Board. From July 1979 to January 1983, Ms. Becker was a Deputy and Chief Deputy Attorney General assigned to the Nevada Gaming Division. Ms. Becker is a Vice Chair for the Gaming Law Section of the American Bar Association, a past President of the Nevada Trial Lawyers Association of Gaming Attorneys and a Director of VLT, Inc.

MICHAEL E. MCPHERSON was named Senior Vice President, Chief Financial Officer and Treasurer in August 1997, was appointed Secretary in September 1997, and serves as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of each significant subsidiary of the Company. Mr. McPherson joined the Company in March 1985 and has served in various executive positions in the Company, including Senior Vice President of Operations from September 1995 to July 1997, Vice President of Finance from November 1994 to September 1995, as well as Vice President and Treasurer for certain subsidiaries of the Company and Director of Finance for Fitzgeralds Reno. Mr. McPherson holds a degree in Business Administration from the University of Nevada Reno and is an associate member of the Nevada Society of Certified Public Accountants.

PAUL H. MANSKE, one of the Company's founders, has served as Executive Vice President of a subsidiary of the Company since September 1988 and was appointed Senior Vice President of Marketing for the Company in January 1997. Prior to joining the Company, Mr. Manske served as Vice President of Marketing for Harolds Club and the Sands Hotel/Casino with the Howard Hughes organization from 1978 to 1984, and prior to that as a marketing executive with the Ford Motor Company from 1964 to 1978. Mr. Manske holds a degree in Business Administration from Jacksonville University.

CARA L. BROWN joined the Company as Vice President and General Counsel in May 1996. For the three years prior to May 1996, she was an associate counsel at Harrah's Las Vegas and for the three years prior thereto, she was a staff attorney at Jones, Jones, Close & Brown in Las Vegas. Ms. Brown has a degree from the University of North Carolina at Chapel Hill and holds a law degree from the Marshall-Wythe School of Law at the College of William and Mary in Williamsburg, Virginia.

MAX L. PAGE, one of the Company's founders, has served as Executive Vice President and a director of certain subsidiaries of the Company since September, 1986 and as General Manager of Fitzgeralds Reno since November 1994. Mr. Page was elected a Director of the Company in January 1998. Mr. Page holds a degree in Political Science and a Masters degree in Public Administration from Brigham Young University.

--------------------------------------------------------------------------------

WILLIAM J. NOONAN, III was named Vice President and a director of a subsidiary of the Company and General Manager of Fitzgeralds Las Vegas in May 1994. He was first employed by a subsidiary of the Company in January 1994 as Vice President of that subsidiary. Prior to joining the Company, Mr. Noonan served over 11 years as a city manager: in Perry, Florida from 1982 to September 1987; in Cape Coral, Florida from September 1987 to January 1991; and in Las Vegas, Nevada from February 1991 to July 1993. Mr. Noonan was also engaged in business and gaming consulting services from August 1993 to February 1994. Mr. Noonan holds a Master's degree in Public Administration from the University of Kansas and a degree in Public Administration/Economics from Southwest Missouri State University.

JAMES O. BUCHANAN was named Vice President and a director of a subsidiary of the Company and General Manager of Fitzgeralds Tunica in January 1995, after serving first as Senior Director of Gaming, then as Senior Director of Operations and then as Acting General Manager of Fitzgeralds Tunica from its opening. Prior to moving to Fitzgeralds Tunica, Mr. Buchanan was employed at Fitzgeralds Reno as corporate director of slot products from July 1987 to August 1990 and director of slot operations from August 1990 to December 1993. Prior to joining the Company, Mr. Buchanan was employed by Harveys Resort Hotel and Casino from 1972 to 1987, during which time he served in numerous positions including director of slot operations and keno operations.

JOE C. COLLINS was named Vice President and a director of a subsidiary of the Company and General Manager of Fitzgeralds Black Hawk in January 1995 and was named Vice President and a director of a second subsidiary of the Company related to the Fitzgeralds Black Hawk operations in 1997. Prior to that time, Mr. Collins had been hotel director at Fitzgeralds Reno from April 1985 to December 1994. Mr. Collins currently serves on the executive board of the Black Hawk Casino Owners Association and on the board of the Black Hawk Business Improvement District.

BOARD OF DIRECTORS

Directors are elected at the annual meeting of stockholders and each director is elected to serve until a successor is elected and qualified. The number of directors which constitutes the whole Board may not be less than three or more than nine, except that in cases where all the shares of the Company are owned beneficially and of record by either one or two stockholders, the number may be less than three but not less than the number of stockholders. The Company held the first annual meeting of stockholders on August 1, 1997.

The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee is charged with reviewing the audited financial statements of the Company and making recommendations to the full Board on matters concerning the Company's audits and the selection of independent public accountants. The Audit Committee is comprised of Patricia W. Becker and Michael
A. Ficaro, as chairperson. The Compensation Committee is responsible for establishing, bonuses and other compensation for the Company's executive officers. The Compensation Committee is comprised of Michael A. Ficaro and Patricia W. Becker, as chairperson.

Directors who are also employees of the Company do not receive any compensation for their services as directors. Non-employee directors are paid fees of $40,000 per year and $1,000 per Board meeting attended in person or telephonically. The two non-employee directors of the Company have each received five-year options to purchase 14,000 shares of the Common Stock, exercisable at a price equal to the fair market price of the Common Stock on the date of grant. No fee is payable for participation in Board committee meetings. However, Ms. Becker, as chairperson of the Company's Gaming Compliance Committee (a non-Board committee), is paid an additional fee of $30,000 per year and participates in all health insurance plans available to the Company's employees generally. The Company reimburses each director for reasonable

--------------------------------------------------------------------------------
out-of-pocket expenses incurred in his or her capacity as a member of the Board of Directors. No payments are made for actions taken in writing. Each director attended at least 75% of the total number of meetings of the Board of Directors and committees, of which he or she was a member, held during the fiscal year ended December 31, 1997.

The Company has no nominating committee or committee performing similar functions.

OTHER COMMITTEES

The Company has formed an Executive Committee (a non-Board committee) to provide a forum for interaction and discussion among its senior executives. The Executive Committee is comprised of Michael E. McPherson and Philip D. Griffith, as chairperson.

In 1995, the Company established a Gaming Compliance Committee (a non-Board Committee) which is responsible for establishing procedures for and monitoring compliance with gaming regulations. The Gaming Compliance Committee is comprised of Cara L. Brown, Kathleen Bryant, Michael E. McPherson and Patricia W. Becker, as chairperson.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more that 10% of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and 10% stockholders are also required by the Commission rules to furnish the Company with copies of all
Section 16 (a) forms they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 4 or 5 were required for such persons, the Company has determined that the following persons filed late reports.

         Mr. Griffith filed a late Form 5, reporting three transactions which should have been reported on Form 4 and two additional transactions. Mr. McPherson filed a late Form 5, reflecting a late Form 3 filing (which would have shown the existence of three grants of options to Mr. McPherson prior to Mr. McPherson becoming an officer) and two additional transactions. Mr. Page filed a late Form 3 relating to his election as a director in January 1998. Mr. Ficaro and Ms. Becker each filed a late Form 5 reporting two transactions.


--------------------------------------------------------------------------------

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid by the Company in the three fiscal years ended December 31, 1995, 1996 and 1997 to the Company's Chief Executive Officer and each of its other most highly compensated executive officers (collectively "named executive officers"). The named executive officers include (i) each person who served as Chief Executive Officer during 1997 (one person), (ii) each person who (a) served as an executive officer at December 31, 1997, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 1997 and (c) received over $100,000 in compensation in 1997 (one person), (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 1997 (two) and (iv) certain persons who served as executive officers of a subsidiary of the Company (one person).

SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                            ANNUAL COMPENSATION(1)                    COMPENSATION
                              ----------------------------------------------------- -----------------
                                                                      OTHER            SECURITIES        ALL OTHER
                              FISCAL                                 ANNUAL            UNDERLYING       COMPENSATION
      NAME & POSITION          YEAR    SALARY ($)  BONUS ($)    COMPENSATION ($)(2)  OPTIONS/SARS(#)       ($)(3)
      ---------------
                              -------- ----------- ----------- -------------------- ----------------- -----------------

Philip D. Griffith               1997     510,008           -           -                 100,000          114,448
  Chairman, President &          1996     465,000           -           -                       -           69,292
  Chief Executive Officer        1995     507,500           -           -                  75,000           10,154

Michael E. McPherson(4)          1997     169,327       7,500           -                  19,000            3,207
  Senior Vice President,         1996     128,077      15,000           -                       -            1,714
  Chief Financial Officer,       1995     125,000           -           -                  21,854            1,424
  Treasurer & Secretary

Paul H. Manske                   1997     224,192           -           -                  19,000           10,701
  Senior Vice President          1996     195,000       2,500           -                       -           10,938
  Marketing                      1995     195,000           -           -                   7,500            7,513

Max Page                         1997     207,308           -           -                   9,000            9,976
  Executive  Vice  President     1996     200,000       5,000           -                       -            7,009
  of FRI & General Manager of    1995     200,000           -           -                  10,000            8,884
  Fitzgeralds Reno

Fernando Bensuaski(5)            1997     200,353           -           -                      --           20,834
                                 1996     257,200           -           -                      --                -
                                 1995      73,315           -           -                  50,000                -

1 Amounts shown include cash compensation earned for the periods reported whether paid or accrued in such periods.
2 During 1997, 1996 and 1995, the named executive officers received personal benefits, the aggregate amounts of which for each named executive officer did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for such named executive officer in such years.
3 Amounts represent premiums for life insurance and long-term disability policies, medical benefits and the Company's Profit Sharing and 401(k) contributions. In fiscal 1997, the Company's Profit Sharing and 401(k) contributions were $2,375, $1,862, $2,375 and $2,275 for Messrs. Griffith, McPherson, Manske and Page, respectively. During 1997, the Company paid $2,524, $2,829, $5,319 and $20,381 in medical benefits for Messrs. Griffith, Manske, Page and Bensuaski, respectively. During 1997, the Company paid $109,549 in premiums for split dollar, life insurance and long term disability policies for Mr. Griffith, and $1,344, $5,497, $2,381 and $453 in premiums for life insurance and long disability policies for Messrs. McPherson, Manske, Page and Bensuaski, respectively. See
     Employment Agreements with Executive Officers and Key Employees.
4 Mr. McPherson was elected Senior Vice President, Chief Financial Officer and Treasurer of the Company on August 1, 1997, and Secretary on September 7, 1997.
5 Mr. Bensuaski, formerly Executive Vice President and Chief Financial Officer of the Company, resigned as an officer of the Company effective September 7, 1997. 16,688 of Mr. Bensuaski's options expired unexercised on September 7, 1997.

--------------------------------------------------------------------------------

OPTION /SAR GRANTS TABLE

The following table sets forth, with respect to the named executive officers, the information concerning the grant of stock options during the fiscal year ended December 31, 1997. During fiscal year 1997, there was a total of 321,000 new stock options granted, of which 147,000 stock options were granted to named executive officers. The Company has never granted stock appreciation rights ("SARs").


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     Individual Grants
         ---------------------------------------------------------------------------
                                                                                       Potential Realizable
                                 Number of      Percent of                               Value at Assumed
                                Securities        Total                                Annual Rate of Stock
                                               Options/SARs   Exercise
                                Underlying      Granted to     or Base                  Price Appreciation
                               Options/SARs     Employees       Price    Expiration     for Option Term(1)
                 Name            Granted #    in Fiscal Year   ($/Sh)       Date         5%           10%
         --------------------- -------------- --------------- ---------- ----------- ------------ ------------

         Philip D. Griffith       100,000          33.0%        1.10      12/31/00    $127,339     $146,410
         Michael E. McPherson      19,000           6.3%        1.00      12/31/00      21,995       25,289
         Paul H. Manske            19,000           6.3%        1.00      12/31/00      21,995       25,289
         Max L. Page                9,000           3.0%        1.00      12/31/00      10,419       11,979
         Fernando Bensuaski*            0              0          0          --

1    The Company's Common Stock is not publicly traded.
* Mr. Bensuaski, formerly Executive Vice President and Chief Financial Officer of the Company, resigned as an officer of the Company effective September 7, 1997.

OPTION/SAR EXERCISES TABLE

The following table sets forth, with respect to the named executive officers, information concerning the exercise of stock options during the fiscal year ended December 31, 1997 and unexercised stock options held as of December 31, 1997.


               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                                                          Number of Unexercised     Value of Unexercised In-
                                   Shares                 Options/SARs at Fiscal     The-Money Options/SARs
                                Acquired on    Value           Year End (#)            at Fiscal Year End
                 Name           Exercised #   Realized  Exercisable  Unexercisable            ($)(1)
         ---------------------- ------------- --------- ------------ -------------- --------------------------
         Philip D. Griffith          0           0        83,333        91,667             0/0
         Michael E. McPherson        0           0        24,853        16,001             0/0
         Paul H. Manske              0           0        11,333        15,167             0/0
         Max L. Page                 0           0         9,666         9,334             0/0
         Fernando Bensuaski*         0           0        33,332             0             0/0

1 The exercise price of the unexercised options exceeds the assigned value of the Common Stock. The Company's Common Stock is not publicly traded.
* Mr. Bensuaski, formerly Executive Vice President and Chief Financial Officer of the Company, resigned as an officer of the Company effective September 7, 1997.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS AND KEY EMPLOYEES

The Company has entered into employment agreements with each of Messrs. Griffith, Manske and McPherson and with Ms. Brown, to serve in their present offices for terms expiring June 30, 1998, December 31, 1999, February 28, 1999 and April 30, 1999, respectively. Messrs. Griffith, Manske, and McPherson and Ms. Brown, as of February 27, 1998, have salaries of $496,125, $250,000, $210,000 and

--------------------------------------------------------------------------------

$100,000, respectively, and their respective employment agreements generally provide for annual merit increases. The employment agreements also provide that such persons will participate in the Company's Executive Bonus Plan, health plan and any other benefit plan established for selected officers of the Company and that in the event of a termination of employment without "good cause" (as defined in the agreements), such persons will be entitled to any unpaid salary in a specified percentage through the remainder of the term of their respective agreement. The Company had also entered into an employment agreement with Mr. Bensuaski, who resigned as officer of the Company effective September 9, 1997. The agreement with Mr. Bensuaski also provided for the Company to continue to pay annual premiums for certain life insurance coverage through 1998.

FRI has entered into an employment agreement with Mr. Page, under which he was appointed Vice President of FRI for a term expiring on December 31, 1999. As of February 27, 1998, Mr. Page receives a salary of $225,000, participates in FRI's bonus plan and in a health plan and may participate in any other benefit plan established by FRI for its executives. FRI also maintains life insurance coverage with respect and for the benefit of Mr. Page in an amount of $500,000. Mr. Page is entitled to certain severance payments in the event of a termination of employment by reason of disability or death. His employment agreement includes a covenant not to compete for a casino license in Reno, Sparks or downtown Las Vegas, Nevada or Tunica, Mississippi.

In accordance with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors.

EXECUTIVE BONUS PLAN

The Company has established an Executive Bonus Plan to provide the senior executive officers of the Company with a performance-based compensation program. Effective January 1, 1998, the Company will set aside a portion of its annual consolidated EBITDA, adjusted for extraordinary non-recurring items that are deemed non-operational in nature ("Adjusted EBITDA"), each year so long as such Adjusted EBITDA for such year is at least $30 million. The set aside amount will start at 1.4% of Adjusted EBITDA at the $30 million level and increase by one-tenth of one percent for each $1 million of Adjusted EBITDA above $30 million up to a limit of 3%. Prior to January 1, 1998, the Executive Bonus Plan was based upon EBITDA prior to any adjustments and no bonuses were paid under the Plan as then structured. The Compensation Committee will have full discretion concerning the payment of executive bonuses.

STOCK OPTIONS

Stock Option Incentive Plan. The Company has adopted a Stock Option Incentive Plan (the "Plan"). The following is a description of the plan.

The Plan provides for the grant of options to purchase Common Stock either that are intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or that are not intended to so qualify ("non-qualified stock options"). All officers, directors, employees, consultants, advisers, independent contractors and agents are eligible to receive options under the Plan, except that only employees are may receive incentive stock options. The Plan also permits a one-time grant of options to certain former employees in substitution for options previously granted to them and having substantially the same terms and conditions. The maximum number of shares available for issuance under the Plan is 1,000,000. At December 31, 1997, there were 676,974 options outstanding under the Plan.

--------------------------------------------------------------------------------

The Plan is administered by the Board of Directors or, in its discretion, by a committee of the Board of Directors appointed for that purpose (the "Plan Committee"), which, subject to the terms of the Plan, has the authority in its sole discretion to determine: (a) the individuals to whom options shall be granted; (b) the time or times at which options may be exercised; (c) the number of shares subject to each option, (d) the option price and the duration of each option granted; and (e) all of the other terms and conditions of options granted under the Plan.

The exercise price of incentive options granted under the Plan must be at least equal to the fair market value of the shares on the date of grant (110% of fair market value in the case of participants who own shares possessing more than 10% of the combined voting power of the Company or any of its subsidiaries) and may not have a term in excess of 10 years from the date of grant (five years in the case of participants who own shares possessing more than 10% of the combined voting power of the Company). In no event may the aggregate fair market value (determined as of the time the option is granted) of the shares with respect to which incentive stock options (granted under the Plan and all other plans of the Company or any of its subsidiaries) are exercisable for the first time by an optionee in any calendar year exceed $100,000.

Options granted under the Plan are not transferable other than by will or the laws of descent and distribution. Unless otherwise determined by the Board of Directors or the Plan Committee, all stock options granted under the Plan terminate (i) immediately upon the optionee's termination of employment (or other relationship) with the Company for cause, (ii) one year after the optionee's termination of employment (or other relationship) by reason of death or permanent disability and (iii) 90 days after the optionee's termination of employment (or other relationship) for any other reason (unless the optionee has resumed a continuing relationship with the Company), but in no case later than the scheduled expiration date of the option. Unless otherwise determined by the Board of Directors or Plan Committee, the number of shares with respect to which a stock option may be exercised following the optionee's termination of employment or other relationship is limited to that number of shares which could have been purchased pursuant to the option had the option been exercised by the optionee on the date of such termination.

Payment of the exercise price upon exercise of an option must be made in cash or, in the discretion of the Board of Directors or the Plan Committee, in shares of Common Stock. Where payment is made in Common Stock, such Common Stock shall be valued for such purpose at the fair market value of such shares (determined as specified in the Plan) on the date of exercise.

If the number of outstanding shares of Common Stock is increased or decreased, or if such shares are exchanged for a different number or kind of shares through reorganization, merger, recapitalization, stock dividend, stock split, or other transaction where the Board determines that an adjustment is appropriate, the aggregate number of shares available for issuance under the Plan, the number of shares subject to outstanding options, the per share exercise price of outstanding options and the aggregate number of shares with respect to which options may be granted to a single participant will be appropriately adjusted by the Board of Directors.

No grant of options may be made under the Plan after June 25, 2007, which is 10 years after its date of adoption. The Board of Directors has authority to terminate or to amend the Plan. Amendments may be made without the approval of the Company's stockholders unless such approval is required by law or stock exchange requirement. No amendment or termination may impair the rights of any holder of outstanding options without the consent of such holder. The terms and conditions of outstanding options may be amended by written agreement between the optionee and the Company.

--------------------------------------------------------------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors of the Company is comprised of Michael A. Ficaro and Patricia W. Becker, as chairperson, neither of whom was an officer or employee of the Company during or prior to 1997.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 1997 with regard to the beneficial ownership of Common Stock by (i) each person who, to the knowledge of the Company, beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each other person named in the Summary Compensation Table (see Item 11 - Executive Compensation), and
(iv) all executive officers and directors of the Company as a group.

                                            SHARES OWNED BENEFICIALLY
                                            -------------------------
                                NAME1                         NUMBER OF SHARES         PERCENTAGE
                                -----                         ----------------         ----------

         Philip D. Griffith2                                       2,644,356             64.6%
         Jerome H. Turk3                                             858,948             21.3%
         Paul H. Manske4                                             134,898              3.3%
         Michael E. McPherson5                                        24,853                 *
         Michael A. Ficaro6                                            6,333                 *
         Patricia W. Becker7                                          33,808                 *
         Max L. Page8                                                133,231              3.3%
         Fernando Bensuaski9                                          33,332                 *
         All  directors  and  executive  officers as a group
         (four persons)                                            2,709,350             67.5%

-----------------

1 The address of Messrs. Griffith and Turk is 301 Fremont Street, Las Vegas, Nevada 89101.
2 Mr. Griffith's stock is held by the Philip D. Griffith Gaming Trust of which Mr. Griffith is a trustee. Includes 83,333 shares which may be acquired upon exercise of options exercisable within 60 days.
3 Mr. Turk's stock is held by the Jerome H. Turk Gaming Properties Trust of which Mr. Turk is a trustee. Includes 25,000 shares which may be acquired upon exercise of options exercisable within 60 days.
4 Mr. Manske's stock is held by the Paul H. Manske Family Trust of which Mr. Manske is a trustee. Includes 11,333 shares which may be acquired upon exercise of options exercisable within 60 days.
5 Represents shares which may be acquired by Mr. McPherson upon exercise of options exercisable within 60 days.
6 Represents shares which may be acquired by Mr. Ficaro upon exercise of options exercisable within 60 days.
7 Ms. Becker's stock is held by the Patricia W. Becker Family Trust of which Ms. Becker is a trustee. Includes 6,333 shares which may be acquired upon exercise of options exercisable within 60 days.
8 Mr. Page's stock is held by the Max L. Page Trust of which Mr. Page is a trustee. Includes 9,666 shares which may be acquired upon exercise of options exercisable within 60 days.
9 Represents share which may be acquired by Mr. Bensuaski upon exercise of options exercisable within 60 days. Mr. Bensuaski, formerly Executive Vice President and Chief Financial Officer of the Company resigned as an officer of the Company effective September 7, 1997.
*    Less than 1%.




--------------------------------------------------------------------------------

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 1987, FRI loaned $3,250,000 to its then stockholders (the "Stockholders"), including Messrs. Philip D. Griffith and Max L. Page. Such funds were in turn loaned to Lincoln Partners Corporation ("LPC"), the general partner of Fitzgeralds Las Vegas Limited Partnership ("FLVLP"), to fund the purchase of Fitzgeralds Las Vegas by FLVLP. The transactions were structured for tax reasons associated with FRI's then status as an S corporation and FRI continues to have an obligation to indemnify Mr. Griffith and Mr. Page for certain potential tax liabilities arising from such transaction. At that time, FRI and LPC had, and they continue to have, directly or indirectly, numerous stockholders in common. The Company has no interest in LPC. The loans made by FRI were repayable pursuant to promissory notes having identical terms. Such notes, which were amended in March 1992, bore interest at 6.69% per annum and were payable interest only on each anniversary date thereof until June 1997, on which date the notes matured and were payable in full with all accrued and unpaid interest. The Stockholders failed to pay the sums due under their respective notes, aggregating $1,807,255 in principal amount, on the June 30, 1997 due date. All amounts owned to FRI by the Stockholders under the Notes were paid by November 10, 1997.

A fee is payable to executive officers of the Company, not to exceed $250,000 per year as to any such individual, who agree to provide any requested guarantee of Company borrowings and letters of credit. Such fee, which is set by the Board of Directors on a case-by-case basis, is generally equal to 2% to 3% of the amount guaranteed or the letter of credit. Mr. Griffith has guaranteed letters of credit and certain Company borrowings. Since January 1, 1997, Mr. Griffith has guaranteed borrowings, aggregating at any one time a maximum of $5,638,889, for which he received fees of $91,047 and has guaranteed letters of credit and surety bonds, aggregating at any one time a maximum of $726,000, for which he received fees of $23,840. In connection with the proposed settlement of the Harolds Club claims, Mr. Griffith has also agreed to provide a guarantee of certain promissory notes for which he will receive the customary fee. See Item I
- Business - Legal Proceedings.

The Company provided executive and administrative services to each of its significant subsidiaries and allocated a portion of its corporate overhead to each such significant subsidiary This allocation does not necessarily reflect the costs incurred by the Company in connection with such support and accordingly, such allocation does not necessarily reflect that which could be obtained from an unaffiliated party.

All future transactions between the Company and its affiliates in excess of $1.0 million, other than transactions entered into in the ordinary course of business on terms generally made available to third parties, will be reviewed and passed upon by a majority of disinterested directors,




--------------------------------------------------------------------------------

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)      1.       Financial Statements.     The following financial statements
                  are attached:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1997 and 1996

                  Consolidated Statements of Operations for the Years Ended

                           December 31, 1997, 1996, and 1995

                  Consolidated Statements of Stockholders' Equity (Deficiency)

                           for the Years Ended December 31, 1997, 1996, and 1995

                  Consolidated Statements of Cash Flows for the Years Ended

                           December 31, 1997, 1996, and 1995

                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules.

                  Schedule II -- Consolidated Valuation And Qualifying Accounts.

         3.       Exhibits.  Refer to (c) below

(b) Reports on Form 8-K. For the fiscal year ended December 31, 1997, the Company filed the following reports on Form 8-K:

              (i)   Form 8-K, Item 5, filed as of January 13, 1997;

              (ii)  Form 8-K, Item 5, filed as of June 5, 1997;

              (iii) Form 8-K, Item 5, filed as of July 22, 1997;

              (iv)  Form 8-K, Item 5, filed as of August 19, 1997;

              (v)   Form 8-K, Item 5, filed as of January 12, 1998

(c) Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.



--------------------------------------------------------------------------------

                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.


                                                  Fitzgeralds Gaming Corporation



                                                  By:
                                                      --------------------------
                                                       Michael E. McPherson
                                                       Senior Vice  President
                                                       Chief Financial Officer
                                                       Treasurer and Secretary



--------------------------------------------------------------------------------

                                POWER OF ATTORNEY


KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Philip D. Griffith and Michael E. McPherson, and each of them, his or her own attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

              SIGNATURE                                      TITLE                               DATE
              ---------                                      -----                               ----


                                             Chairman, President, Chief Executive        March 31, 1998
--------------------------------------       Officer, and Director (Principal
Philip D. Griffith                           Executive Officer)


                                             Senior Vice President, Chief                March 31, 1998
--------------------------------------       Financial Officer, Treasurer and
Michael E. McPherson                         Secretary (Principal Financial and
                                             Accounting Officer)


                                             Director                                    March 31, 1998
--------------------------------------
Michael A. Ficaro


                                             Director                                    March 31, 1998
--------------------------------------
Patricia W. Becker


                                             Director                                    March 31, 1998
--------------------------------------
Max L. Page



--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

EXHIBIT                                                                            SEQUENTIALLY
NUMBER       DOCUMENT                                                             NUMBERED PAGE
-----------------------------------------------------------------------------------------------
2(a)         (i)  Recapitalization Agreement, dated March 14, 1994, among
              Fitzgeralds South, Inc. (formerly Fitzgeralds Gaming Corporation),
              Fitzgeralds Las Vegas, Inc. and certain stockholders thereof; (ii)
              Plan of Reorganization and Stockholders Agreement, dated December
              5, 1994, among Fitzgeralds Gaming Corporation and stockholders of
              Fitzgeralds Reno, Inc., Fitzgeralds South, Inc., Fitzgeralds Inc.,
              Nevada Club, Inc.; and (iii)  Supplement to Plan of Reorganization
              and Stockholders Agreement, dated December 30, 1994, between
              Fitzgeralds Gaming Corporation and the stockholders of Fitzgeralds
              Reno, Inc. and Nevada Club, Inc.(1)

3(a)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of
             Fitzgeralds Gaming Corporation.(1)

3(b)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of
             Fitzgeralds South, Inc.(1)

3(c)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of
             Fitzgeralds Reno, Inc., as amended.(1)

3(d)         (i)  Articles of Incorporation, as amended, and (ii)  By-Laws of Fitzgeralds
             Incorporated.(1)

3(e)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of Nevada
             Club, Inc.(1)

3(f)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of
             Fitzgeralds Las Vegas, Inc.(1)

3(g)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of
             Fitzgeralds Fremont Experience Corporation.(1)

3(h)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of
             Fitzgeralds Mississippi, Inc.(1)

3(i)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of
             Fitzgeralds Black Hawk, Inc.(1)

3(j)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of
             Fitzgeralds Black Hawk II, Inc.(3)

3(k) (i) Certificate of Organization, as amended and (ii) Second Amended and Restated Operating Agreement of 101 Main Street Limited
             Liability Company.(3)

4(a)         Form of Indenture, by and among Fitzgeralds Gaming Corporation,
             Fitzgeralds South, Inc., Fitzgeralds Reno, Inc., Fitzgeralds
             Incorporated, Fitzgeralds Las Vegas, Inc., Fitzgeralds Fremont
             Experience Corporation, Fitzgeralds Mississippi, Inc., Fitzgeralds
             Black Hawk, Inc., Fitzgeralds Black Hawk II, Inc. and 101 Main
             Street Limited Liability Company, and The Bank of New York, as trustee.(2)

4(b)         Form of Registration Rights Agreement, by and among Fitzgeralds
             Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds Reno,
             Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc.,
             Fitzgeralds Fremont Experience Corporation, Fitzgeralds
             Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black
             Hawk II, Inc. and 101 Main Street Limited Liability Company, and
             Jefferies & Company, Inc. and Merrill Lynch, Merrill, Lynch,
             Pierce, Fenner and Smith Incorporated, as initial purchasers.(2)

--------------------------------------------------------------------------------

4(c)         Form of Security and Pledge Agreement by and among Fitzgeralds
             Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds Reno,
             Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc.,
             Fitzgeralds Fremont Experience Corporation, Fitzgeralds
             Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black
             Hawk II, Inc., and 101 Main Street Limited Liability Company, as grantors, and The Bank of New York, as collateral agent.(2)

4(d)         Forms of Deed of Trust, Security Agreement and Fixture Filing with
             Assignment of Rents by each of Fitzgeralds Las Vegas, Inc.,
             Fitzgeralds Mississippi, Inc., and Fitzgeralds Reno, Inc., as trustor, the trustee named therein, as trustee, and The Bank of New
             York, as beneficiary.(2)

4(e)         Form of First Preferred Vessel Mortgage on the Whole of the
             Fitzgeralds Tunica, by and between Fitzgeralds Mississippi, Inc., as owner and mortgagor and The Bank of New York, as trustee.(2)

4(f) Form of Assignment of Rents, Leases and Property, by each of Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability
             Company, each as an assignor, and The Bank of New York, as assignee.(2)

4(g)         Form of Certificate of Designation of Preferences and Rights for the Preferred
             Stock.(1)

4(h)         Form of Warrant Agreement between the Company and The Bank of New
             York, as successor in interest to First Interstate Bank of Nevada, N.A., as warrant agent.(1)

4(i)         Form of First Amendment to Warrant Agreement by and between
             Fitzgeralds Gaming Corporation and The Bank of New York, as warrant agent.(2)

10(a)        Agreement for Amendment, Extension and Restructure of Loans, dated September 27,
             1991, First Amendment to Agreement for Amendment, Extension and Restructure of
             Loans, dated October 29, 1992, Second Amendment to Agreement for Amendment,
             Extension and Restructure of Loans, dated December 31, 1993, Third Amendment for
             Amendment, Extension and Restructure of Loans, dated July 27, 1994, and Fourth
             Amendment to Agreement for Amendment, Extension and Restructure of Loans, dated
             January 27, 1995, each between Fitzgeralds Reno, Inc. and First Interstate Bank of
             Nevada, N.A.(1)

10(b)        Lease-Purchase Agreement, dated December 31, 1993, between Murray P. Jacobs
             (Lessor-Seller) and each of Nevada Club, Inc. (Lessee) and Fitzgeralds Reno, Inc.
             (Purchaser).(1)

10(c)        (i)  Credit Agreement between Fitzgeralds Reno, Inc. and PDS Financial Corporation
             ("PDS"); (ii)  Promissory Note from Fitzgeralds Reno, Inc. to PDS; (iii)  Security
             Agreement between Fitzgeralds Reno, Inc. and PDS; and (iv) Guaranty by Fitzgeralds
             Gaming Corporation in favor of PDS, each dated March 15, 1995.(1)

10(d)        Purchase and Sale Agreement, dated November 29, 1994, and Amendment No. 1 to
             Purchase and Sale Agreement, dated November 29, 1994, each between Fitzgeralds Reno,
             Inc. and Gamma International, Ltd.(1)

10(e)        (i) Promissory Note from Polk Landing Entertainment Corporation to
             International Game Technology - North America; and (ii) Guaranty, by Fitzgeralds Gaming Corporation in favor of International Game
             Technology - North America, each dated February 24, 1994.(1)

10(f)        (i) Installment Sales Agreement between International Game
             Technology and Polk Landing Entertainment Corporation and (ii)
             Guaranty by Fitzgeralds South, Inc. in favor of International Game
             Technology, each dated April 2, 1994.(1)

10(g)        Promissory Note, dated May 25, 1994, from Polk Landing Entertainment
             Corporation to

--------------------------------------------------------------------------------

             International Game Technology.(1)

10(h)        (i) Promissory Note from Polk Landing Entertainment Corporation to
             International Game Technology and (ii) Guaranty by Fitzgeralds
             South, Inc. in favor of International Game Technology, each dated
             August 1994.(1)

10(i)        Sales Agreement, dated December 8, 1994, between Mikohn Gaming Corporation and Polk
             Landing Entertainment Corporation.(1)

10(j)        (i) Agreement for Wastewater Service and (ii) Agreement for Water
             Service, each dated March 15, 1994, and (iii) Amendment to
             Agreements for Water and Wastewater Services, dated June 27, 1994, each between Polk Landing Entertainment Corporation and River Bend
             Environmental Energy, Inc.(1)

10(k)        (i)  Credit Agreement between Fitzgeralds Las Vegas, Inc. and PDS, (ii)  Promissory
             Note from Fitzgeralds Las Vegas, Inc. to PDS, (iii)  Security Agreement between
             Fitzgeralds Las Vegas, Inc. and PDS and (iv)  Guaranty by Fitzgeralds Gaming
             Corporation in favor of PDS, each dated March 15, 1995.(1)

10(l) (i) Credit Agreement between 101 Main Street Limited Liability, d/b/a Fitzgeralds Black Hawk Casino and PDS, (ii) Promissory Note from 101 Main Street Limited Liability Company, d/b/a Fitzgeralds
             Black Hawk Casino to PDS, (iii) Security Agreement between 101 Main
             Street Limited Liability Company, d/b/a Fitzgeralds Black Hawk
             Casino and PDS and (iv) Guaranty by Fitzgeralds Gaming Corporation in favor of PDS, each dated March 15, 1995.(1)

10(m) (i) Credit Agreement between 101 Main Street Limited Liability, d/b/a Fitzgeralds Black Hawk Casino and PDS, (ii) Promissory Note from 101 Main Street Limited Liability Company, d/b/a Fitzgeralds
             Black Hawk Casino to PDS and (iii) Guaranty by Fitzgeralds Gaming
             Corporation in favor of PDS, each dated March 15, 1995.(1)

10(n)        Promissory Note, dated March 28, 1995, from 101 Main Street Limited
             Liability Company to Fitzgeralds Black Hawk, Inc.(1)

10(o)        Management Agreement, dated October 21, 1994, and Amendment No. 1 to Management
             Agreement, dated February 1995, each between Fitzgeralds Black Hawk, Inc. and 101
             Main Street Limited Liability Company.(1)

10(p)        Second Amended Management Agreement, dated May 13, 1995, between Fitzgeralds Arizona
             Management, Inc. and Yavapai-Apache Nation.(1)

10(q)        Amended Interim Agreement, dated March 11, 1995, between Fitzgeralds Arizona
             Management, Inc. and Yavapai-Apache Nation.(1)

10(r)        Technical Services and Casino Consulting Agreement, dated March 15,
             1994, First Amendment to Technical Services and Casino Consulting
             Agreement, dated October 20, 1994, and Second Amendment to
             Technical Services and Casino Consulting Agreement, dated April 13,
             1995, each between Fitzgeralds Arizona Management, Inc. and
             Yavapai-Apache Nation.(1)

10(s) Settlement Agreement and Mutual Releases, dated March 30, 1995, between The Oneida Indian Nation and Fitzgeralds New York, Inc.(1)

10(t)        Promissory Note, dated March 30, 1995, from the Oneida Indian
             Nation to Fitzgeralds New York, Inc.(1)

10(u)        Mutual Release, dated March 30, 1995, between the Oneida Indian Nation and Philip D.
             Griffith.(1)

10(v)        Memorandum of Agreement, dated March 30, 1995, between Fitzgeralds Las Vegas, Inc.
             and the Culinary Workers and Bartenders Unions.(1)

--------------------------------------------------------------------------------

10(w)        (i) Lease, dated December 31, 1974, between Santino Oppio, as
             Lessor, and Center Street Properties Corp., as Lessee, and (ii)
             Sublease and Agreement, dated December 31, 1986, by Meta K.
             Fitzgerald, as Sublessor, and Lincoln Investments, Inc. (now known as Fitzgeralds Reno, Inc.), as Sublessee.(1)

10(x) (i) Lease Agreement and Interim Agreement Regarding Lease Agreement and (ii) Lease Agreement, dated September 5, 1995, both between
             John A. Kramer, Sr., Trustee, Helen M. Kramer, Elizabeth Thatcher
             Brooks and Betty Bennett, Executrix of the estate of John David
             Kramer, as Lessor, and Fitzgeralds Las Vegas, Inc., as Lessee.(1)

10(y) Lease Agreement, dated September 1, 1978, between Jewel F. Nolan and Julie L. Nolan, David Kramer and Betty Bennett and Richard J.
             Tinkler, as Lessor, and M.B. Dalitz, as Lessee. Amendment, dated
             December 20, 1982, between Julie L. Nolan, David Kramer, Betty
             Bennett and Richard J. Tinkler, as Lessor, and M.B. Dalitz, as
             Lessee. Lease Amendment, Estoppel Certificate and Consent to
             Assignment, dated October 18, 1987, to the named recipients and between Julie L. Nolan, David Kramer, Betty Bennett and Richard J.
             Tinkler, as Lessor, and M.B. Dalitz, as Lessee.(1)

10(z)        Lease Agreement, dated July 21, 1954, between Las Vegas Lodge No. 32, Free &
             Accepted Masons, as Lessor, and H. John Gluskin, as Lessee.  Amendment to Lease
             Agreement, dated July 26, 1954, between Las Vegas Lodge No. 32, Free & Accepted
             Masons, as Lessor, and H. John Gluskin, as Lessee.  Assignments, dated July 27,
             1954, February 2, 1955, August 7, 1972 and September 1, 1973.  Supplemental
             Agreement of October 14, 1994, between Las Vegas Lodge No. 32, Free & Accepted
             Masons and H. John Gluskin.  Articles of Amendment, dated June 7, 1973, between Las
             Vegas Lodge No. 32, Free & Accepted Masons, as Lessor, and Frederic N. Richman and
             The Pullman Company, d/b/a Nevada Building Company.  Amendment to Masonic Lodge
             Ground Lease, dated December 20, 1982.  Lease Amendment, Estoppel Certificate and
             Consent to Assignment, dated October 23, 1987, to the named recipients and between
             Las Vegas Lodge No. 32, Free & Accepted Masons, as Lessor, and H. John Gluskin, as
             Lessee.(1)

10(aa) Lease, dated March 4, 1976, between A.W. Ham, Jr., Trustee, under wills of A.W. Ham and Alta M. Ham, as Lessor, and Nevada Building
             Company, as Lessee, Amendments to Lease, dated December 20, 1982 and December 30, 1982, between A.W. Ham, Jr., Trustee, as Lessor, and M.B. Dalitz, as Lessee. Lease Amendment, Estoppel Certificate and Consent to Assignment, dated October 18, 1987, to the named recipients and between A.W. Ham, Jr., Trustee, and M.B. Dalitz.(1)

10(bb)       Amended and Restated Operating Agreement of The Fremont Street
             Experience Limited Liability Company, a Nevada Limited Liability
             Company, dated June 6, 1995.(1)

10(cc)       Substitute and Replacement Promissory Notes, dated December 31, 1993, from Nevada
             Club, Inc. to Bank of America Nevada.(1)

10(dd)       Form of Fitzgeralds Gaming Corporation Amended and Restated Stock Option Incentive
             Plan.(3)

10(ee)       Employment Agreements dated July 1, 1995 between Fitzgeralds Gaming
             Corporation and Philip D. Griffith and March 1, 1997 between
             Fitzgeralds Gaming Corporation and Michael E. McPherson.(2)(3)

10(ff)       Executive Bonus Plan of Fitzgeralds Gaming Corporation.(3)

10(gg)       License Agreement, dated September 11, 1995, between Holiday Inns Franchising, Inc.
             and Fitzgeralds Las Vegas, Inc.(1)

10(hh)       (i) Loan and Security Agreement, dated March 13, 1996, between the
             CIT


--------------------------------------------------------------------------------

             Group/Equipment Financing, Inc. ("CIT") and Fitzgeralds
             Mississippi, Inc. (including Rider A thereto) (ii) Promissory Note, dated March 13, 1996, from Fitzgeralds Mississippi, Inc. to CIT,
             (iii) Guaranty Agreement, dated March 13, 1996, by Fitzgeralds
             Gaming Corporation in favor of CIT, and (iv) Guaranty Agreement, dated March 13, 1996, by Fitzgeralds South, Inc. in favor of CIT.(2)

10(ii)       Warrant Agreement, dated December 19, 1994, between Fitzgeralds
             Gaming Corporation and Fitzgeralds Lucky Investor Partnership, as amended June, 1995(1)

10(jj)       Warrant Agreement, dated March 14, 1994, between Fitzgeralds South,
             Inc. and First Interstate Bank of California.(1)


10(kk) Irrevocable (Standby) Letter of Credit of Trustmark National Bank, dated June 24, 1994, and Amendment No. One to Irrevocable (Standby)
             Letter of Credit of Trustmark National Bank, dated December 29,
             1994, with Polk Landing Entertainment Corporation as Applicant and
             River Bend Environmental Energy, Inc. as Beneficiary.(1)

10(ll)       Registration Rights Agreement, dated March 14, 1994, by and among
             Fitzgeralds Gaming Corporation, Fitzgeralds Las Vegas Limited
             Partnership, Fitzgeralds Las Vegas Inc., Polk Landing Entertainment
             Corporation, Fitzgeralds Fremont Experience Corporation,
             Fitzgeralds Mississippi, Inc. and Donaldson, Lufkin, & Jenrette
             Securities Corporation.(1)

10(mm)       Form of Management Agreements between Fitzgeralds Gaming Corporation and each of
             Fitzgeralds Las Vegas, Inc., Polk Landing Entertainment Corporation, Fitzgeralds
             Reno, Inc., Nevada Club, Inc., Fitzgeralds Black Hawk, Inc. and Fitzgeralds Arizona
             Management, Inc.(1)

10(nn)       Indemnification Agreements, each dated July 14, 1995, between Fitzgeralds Gaming
             Corporation and each of Philip D. Griffith, Jerome H. Turk, Terrance W. Oliver,
             Fernando Bensuaski, Michael E. McPherson and Gerald C. Heetland.(1)

10(00) Form of Shareholders' Agreement among the Shareholders listed therein, Fitzgeralds Gaming Corporation and First Interstate Bank of Nevada, N.A.(1)

21           List of subsidiaries of the Company.(3)

99(c)        Financial data schedule.(3)

----------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-94624, which became effective on December 13, 1995.
(2) Incorporated by reference to the Company's Report on Form 8-K, SEC File No. 000-26518, filed January 12,
     1998.
(3)  Filed herewith.



--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS

                                                                                                               PAGE
   FITZGERALDS GAMING CORPORATION CONSOLIDATED FINANCIAL STATEMENTS:

     Independent Auditors' Report                                                                             F - 2

     Balance Sheets as of December 31, 1997 and 1996                                                          F - 3

     Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995                            F - 5

     Statements of Stockholders' Equity (Deficiency) for the Years Ended
     December 31, 1997, 1996 and 1995                                                                         F - 6

     Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995                            F - 7

     Notes to Consolidated Financial Statements                                                               F - 9

INDEPENDENT AUDITORS' REPORT


Fitzgeralds Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Fitzgeralds Gaming Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 27, 1998

                         FITZGERALDS GAMING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                               DECEMBER 31,
                                                                    ----------------------------
                                                                         1997            1996
                                                                    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 14,809,617    $ 13,349,497
  Accounts receivable, net of allowance for doubtful accounts of
    $411,881, and $253,942                                             2,060,045       2,056,841
  Accounts and notes receivable - related parties                        136,173       2,209,188
  Inventories                                                          1,313,611       1,545,661
  Prepaid expenses:
    Gaming taxes                                                       1,163,342       1,374,319
    Other                                                              1,734,186       1,694,320
                                                                    ------------    ------------

      Total current assets                                            21,216,974      22,229,826
                                                                    ------------    ------------

PROPERTY AND EQUIPMENT, net                                          163,704,715     151,883,083
                                                                    ------------    ------------

OTHER ASSETS:
  Estimated realizable value of Nevada Club assets held for sale       3,979,228              --
  Restricted cash - construction                                         393,987       2,254,323
  Restricted investment                                                1,000,000       1,000,000
  Investments                                                          1,347,813       5,014,175
  Debt offering costs                                                  8,724,936       7,013,894
  Goodwill, net                                                       14,046,231              --
  Other assets                                                         1,206,356       1,783,273
                                                                    ------------    ------------

      Total other assets                                              30,698,551      17,065,665
                                                                    ------------    ------------

MINORITY INTEREST                                                         75,199              --
                                                                    ------------    ------------

TOTAL                                                               $215,695,439    $191,178,574
                                                                    ============    ============

                         FITZGERALDS GAMING CORPORATION

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                                         December 31,
                                                                               -------------------------------
                                                                                    1997             1996
                                                                               -------------     -------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                            $   7,285,897     $  25,637,728
  Current portion of notes payable - related parties                                 304,637         2,111,892
  Accounts payable                                                                 7,236,856        11,518,602
  Accrued and other:
    Payroll and related                                                            4,061,565         3,290,264
    Progressive jackpots                                                             979,449           733,800
    Outstanding chips and tokens                                                     768,633           843,162
    Interest                                                                         175,432           459,326
    Offering costs                                                                   660,775         1,048,611
    Other                                                                          6,262,740         3,619,451
                                                                               -------------     -------------

       Total current liabilities                                                  27,735,984        49,262,836

LONG-TERM DEBT, net of current portion                                           206,191,485       127,856,487

NOTES PAYABLE - RELATED PARTIES, net of current portion                                   --            25,903
                                                                               -------------     -------------

        Total liabilities                                                        233,927,469       177,145,226
                                                                               -------------     -------------

MINORITY INTEREST                                                                         --           587,837
                                                                               -------------     -------------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

CUMULATIVE REDEEMABLE PREFERRED STOCK,
  $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $6,983,663 and $3,288,873 recorded at liquidation preference value, net of unamortized offering costs and discount of $7,352,266 and
  $7,800,091, respectively                                                        19,631,397        15,488,782
                                                                               -------------     -------------

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.01 par value; 29,200,000 shares authorized;
    4,012,846 shares issued and outstanding                                           40,128            40,128
  Additional paid-in capital                                                      23,649,582        23,785,603
  Accumulated deficit                                                            (61,553,137)      (25,869,002)
                                                                               -------------     -------------
    Total stockholders' deficiency                                               (37,863,427)       (2,043,271)
                                                                               -------------     -------------

TOTAL                                                                          $ 215,695,439     $ 191,178,574
                                                                               =============     =============


See notes to consolidated financial statements.

                         FITZGERALDS GAMING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Years Ended December 31,
                                               -------------------------------------------------
                                                    1997              1996              1995
                                               -------------     -------------     -------------
OPERATING REVENUES:
  Casino                                       $ 141,215,071     $ 111,284,884     $ 115,048,414
  Food and beverage                               22,499,113        18,551,978        18,276,813
  Rooms                                           21,318,538        15,875,829        13,116,906
  Other                                            9,965,508         7,405,998         6,869,141
                                               -------------     -------------     -------------
      Total                                      194,998,230       153,118,689       153,311,274
  Less promotional allowances                     15,296,497        12,588,342        11,914,178
                                               -------------     -------------     -------------
      Net                                        179,701,733       140,530,347       141,397,096
                                               -------------     -------------     -------------
OPERATING COSTS AND
  EXPENSES:
  Casino                                          69,674,986        58,323,360        57,158,020
  Food and beverage                               17,214,885        13,330,471        12,496,888
  Rooms                                           12,512,496         9,644,494         7,120,826
  Other operating                                  1,681,063         1,543,516         1,821,157
  Selling, general and administrative             48,933,178        44,920,756        41,021,687
  Depreciation and amortization                   12,053,777         8,896,951         8,010,498
  Write down of assets and lease settlement        4,009,832                --                --
                                               -------------     -------------     -------------
      Total                                      166,080,217       136,659,548       127,629,076
                                               -------------     -------------     -------------
INCOME FROM OPERATIONS                            13,621,516         3,870,799        13,768,020

OTHER INCOME (EXPENSE):
  Interest income                                    383,469         1,822,964           292,567
  Interest income - stockholders                      78,708           237,524            28,218
  Interest expense                               (25,368,844)      (20,208,230)      (14,711,618)
  Interest expense - stockholders                   (126,259)          (38,899)         (315,234)
  Other income (expense)                            (882,182)         (662,251)         (490,896)
                                               -------------     -------------     -------------

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                             (12,293,592)      (14,978,093)       (1,428,943)

INCOME TAX (PROVISION) BENEFIT                            --         1,484,167        (2,825,746)
                                               --------------    --------------    --------------
LOSS BEFORE EXTRAORDINARY ITEM                   (12,293,592)      (13,493,926)       (4,254,689)
EXTRAORDINARY ITEM - LOSS ON
  EARLY RETIREMENT OF DEBT                       (19,247,928)               --                --
                                               -------------     -------------     -------------
NET LOSS                                         (31,541,520)      (13,493,926)       (4,254,689)

PREFERRED STOCK DIVIDENDS                         (4,142,615)       (3,536,152)          (98,497)
                                               -------------     -------------     -------------
NET LOSS APPLICABLE TO
  COMMON STOCK                                 $ (35,684,135)    $ (17,030,078)    $  (4,353,186)
                                               =============     =============     =============

NET LOSS PER COMMON SHARE:

  Before extraordinary item                    $       (4.09)   $        (4.26)    $       (1.09)
  Extraordinary item                                   (4.80)               --                --
                                               -------------     -------------     -------------
NET LOSS PER COMMON SHARE - BASIC              $       (8.89)   $        (4.26)    $       (1.09)
                                               =============     =============     =============


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                               4,012,846         3,998,877         3,989,655
                                               =============     =============     =============



See notes to consolidated financial statements.

                         FITZGERALDS GAMING CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997




                                                                                            Retained           Total
                                                 Common Stock            Additional         Earnings        Stockholders'
                                         --------------------------        Paid-In        (Accumulated        Equity
                                           Shares         Amount           Capital           Deficit)       (Deficiency)
                                         ---------     ------------     ------------      ------------      ------------
BALANCE, JANUARY 1, 1995                 3,932,827     $     39,328     $ 16,457,630      $ (5,409,939)     $ 11,087,019
  Net loss                                      --               --               --        (4,254,689)       (4,254,689)
  Common stock dividends                        --               --               --        (1,018,292)       (1,018,292)
  Preferred stock dividends                     --               --               --           (98,497)          (98,497)
  Issuance of stock                         23,989              240             (240)               --                --
  Issuance of warrants, net
    of offering costs                           --               --       10,463,717                --        10,463,717
  Issuance of stock options                     --               --          215,042                --           215,042
  Purchase and retirement
    of treasury stock                           --               --         (333,333)               --          (333,333)
  Contributions from
    stockholders/partners                       --               --       (2,347,641)        2,347,641                --
                                         ---------     ------------     ------------      ------------      ------------
BALANCE, DECEMBER 31, 1995               3,956,816           39,568       24,455,175        (8,433,776)       16,060,967
  Net loss                                      --               --               --       (13,493,926)      (13,493,926)
  Common stock dividends                        --               --               --          (405,148)         (405,148)
  Preferred stock dividends                     --               --               --        (3,536,152)       (3,536,152)
  Issuance of stock                         56,030              560              790                --             1,350
  Issuance of stock options                     --               --           63,666                --            63,666
  Adjustment to purchase
    price of treasury stock                     --               --         (734,028)               --          (734,028)
                                         ---------     ------------     ------------      ------------      ------------
BALANCE  DECEMBER 31, 1996               4,012,846           40,128       23,785,603       (25,869,002)       (2,043,271)
  Net loss                                      --               --               --       (31,541,520)      (31,541,520)
  Preferred stock dividends                     --               --               --        (4,142,615)       (4,142,615)
  Adjustment to purchase price of
    treasury stock                              --               --         (136,021)               --          (136,021)
                                         ---------     ------------     ------------      ------------      ------------

BALANCE, DECEMBER 31, 1997               4,012,846     $     40,128     $ 23,649,582      $(61,553,137)     $(37,863,427)
                                         =========     ============     ============      ============      ============


See notes to consolidated financial statements.

                         FITZGERALDS GAMING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Years Ended December 31,
                                                            ----------------------------------------------
                                                                1997             1996             1995
                                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(31,541,520)    $(13,493,926)    $ (4,254,689)
  Adjustments to reconcile net loss to net
    cash provided by operating activities, net
    of effects of acquisition:
    Depreciation and amortization                             12,053,777        8,896,951        8,010,498
    Amortization of note discount
      and offering costs                                       3,062,020        1,998,619        1,824,577
    Write down of assets and lease settlement                  3,982,000               --               --
    Recovery of bad debt from related party                     (510,439)              --               --
    Loss on early retirement of debt                          17,537,928               --               --
    Deferred income taxes                                             --       (1,484,167)       2,825,796
    Other                                                        634,993          995,058          822,421
    (Increase) decrease in accounts receivable, net               92,655          369,954       (1,059,536)
    (Increase) decrease in accounts
      receivable - related parties                               (74,173)        (221,174)         218,362
    (Increase) decrease in inventories                           345,880         (177,431)        (171,798)
    (Increase) decrease in prepaid expenses                      283,887         (376,545)         219,080
    (Increase) decrease in other assets                          204,922         (464,318)         (37,897)
    Increase (decrease) in accounts payable                   (4,369,705)       5,579,952        1,161,211
    Increase (decrease) in accrued and other liabilities        (414,968)        (864,374)      (1,090,030)
                                                            ------------     ------------     ------------

      Net cash provided by operating activities                1,287,257          758,599        8,467,995
                                                            ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                   129,948          372,529        9,708,331
  Repayments from related parties                              2,518,805           86,664          219,466
  Purchase of treasury stock                                          --               --         (333,333)
  Acquisition of property and equipment                       (3,642,878)     (53,263,739)      (9,830,127)
  (Increase) decrease in restricted cash -
    construction                                               1,860,336       46,845,677      (49,100,000)
  Increase in advances receivable                                     --               --         (541,650)
  Purchase of business, net of cash acquired                 (25,747,169)              --               --
  Other                                                          224,406         (408,999)        (526,678)
                                                            ------------     ------------     ------------

      Net cash used in investing activities                  (24,656,552)      (6,367,868)     (50,403,991)
                                                            ------------     ------------     ------------

                                                                     (Continued)

                         FITZGERALDS GAMING CORPORATION

                                                                        Years Ended December 31,
                                                           -----------------------------------------------
                                                                1997           1996              1995
                                                           -------------   -------------     -------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from 1997 Offering                                202,634,300              --                --
  Proceeds from 1995 Offering                                         --              --       135,014,840
  Payment of debt offering costs                             (11,308,428)       (275,625)       (9,983,915)
  Proceeds from issuance of stock                                     --           1,350                --
  Advances from related parties                                       --              --           868,195
  Proceeds from issuance of debt                              38,221,811       9,643,064         7,200,963
  Repayment of long-term debt                               (202,573,620)    (10,222,261)      (78,954,240)
  Common stock dividends
    and dividends to minority stockholders                      (337,393)       (405,148)       (1,018,292)
  Repayments to related parties                               (1,807,255)             --        (3,113,317)
  (Increase) decrease in restricted cash                              --         471,569          (120,415)
  Other                                                               --         (98,007)               --
                                                           -------------   -------------     -------------
      Net cash provided by (used in)
         financing activities                                 24,829,415        (885,058)       49,893,819
                                                           -------------   -------------     -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         1,460,120      (6,494,327)        7,957,823

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                           13,349,497      19,843,824        11,886,001
                                                           -------------   -------------     -------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                              $  14,809,617   $  13,349,497     $  19,843,824
                                                           =============   =============     =============


                               See notes to consolidated financial statements.

                         FITZGERALDS GAMING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION

      Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno"), Tunica, Mississippi ("Fitzgeralds Tunica"), and Black Hawk, Colorado ("Fitzgeralds Black Hawk"). In addition, the Company has an exclusive agreement to manage the Cliff Castle casino, an Indian-owned gaming facility in Camp Verde, Arizona ("Cliff Castle"), through May 2000. Because of the integrated nature of these operations, the Company is considered to be engaged in one industry segment.

      The Company currently conducts substantially all of its business through wholly-owned subsidiaries: Fitzgeralds Reno, Inc. ("FRI"); Fitzgeralds South, Inc. ("FSI"); and Fitzgeralds Incorporated ("FI"). FRI directly owns and operates Fitzgeralds Reno and until its sale in May 1995, Harolds Club in Reno, Nevada; FSI owns and operates Fitzgeralds Las Vegas and Fitzgeralds Tunica through wholly owned subsidiaries; and FI owns and operates Fitzgeralds Black Hawk through wholly owned subsidiaries. FI also manages Cliff Castle through its 85%-owned subsidiary, Fitzgeralds Arizona Management, Inc. ("FAMI"). In addition, through its 85%-owned subsidiary, Fitzgeralds New York, Inc. ("FNYI"), FI is receiving a fee in consideration of work performed prior and subsequent to the opening of the Turning Stone casino in Verona, New York, owned by the Oneida Indian Nation.

      Nevada Club, Inc. ("NCI"), a wholly owned subsidiary of the Company, owned and operated the Nevada Club in Reno, Nevada. The Nevada Club has been closed pending completion of its sale.

      Separate net operating revenues and net income (loss) of the consolidated entities, net of intercompany eliminations, for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                            1997           1996            1995
                                       ------------    ------------    ------------
Net Operating Revenues:
  FGC                                  $         --    $         --    $         --
  FSI:
    Fitzgeralds Las Vegas                46,540,155      43,482,777      42,652,710
    Fitzgeralds Tunica                   68,734,152      48,747,813      46,465,895
  FRI:
    Harolds Club                                 --              --       1,520,244
    Fitzgeralds Reno                     39,803,326      37,076,390      40,212,715
  NCI                                     6,237,697       6,432,276       7,036,701
  FI:
    Fitzgeralds Black Hawk               12,691,475              --              --
    Other                                 5,694,928       4,791,091       3,508,831
                                       ------------    ------------    ------------
Consolidated net operating revenues    $179,701,733    $140,530,347    $141,397,096
                                       ============    ============    ============

                                            1997           1996            1995
                                       ------------    ------------    ------------
Net Income (Loss):
  FGC                                  $(18,423,409)   $   (410,264)   $    (39,570)
  FSI:
    Fitzgeralds Las Vegas                (8,980,159)     (8,219,859)     (1,721,655)
    Fitzgeralds Tunica                   (4,692,512)     (9,462,003)     (1,379,339)
  FRI:
    Harolds Club                         (1,852,832)             --      (1,896,510)
    Fitzgeralds Reno                      3,377,213       2,604,333        (428,503)
  NCI                                    (2,074,365)       (842,312)       (328,470)
  FI:
    Fitzgeralds Black Hawk               (1,926,503)             --              --
    Other                                 3,031,047       2,836,179       1,539,358
                                       ------------    ------------    ------------
Consolidated net loss                  $(31,541,520)   $(13,493,926)   $ (4,254,689)
                                       ============    ============    ============


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies of the Company conform to generally accepted accounting principles. The following is a summary of the more significant of such policies:

      CONSOLIDATION - The consolidated financial statements of the Company include the accounts of its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

      MINORITY INTEREST - Minority interest represents the minority stockholders' share of equity in FAMI and FNYI.

      CASH AND CASH EQUIVALENTS - Cash includes cash required for gaming operations. The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less. At December 31, 1997 and 1996, the Company had bank deposits in excess of federally insured limits of approximately $7,764,000 and $3,740,000, respectively.

      INVENTORIES - consisting principally of food and beverages and operating supplies, are stated at the lower of first-in, first-out cost or market.

      The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying consolidated balance sheets includes $699,989 and $868,168 of base stock inventories at December 31, 1997 and 1996.

      PROPERTY AND EQUIPMENT - are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expenses as incurred. Gains or losses on disposals are recognized.

      CAPITALIZED INTEREST - Interest costs totaling $1,814,195 and $7,340 were capitalized into property and equipment for the years ended December 31, 1996 and 1995, respectively. No interest was capitalized during the year ended December 31, 1997.

      RESTRICTED CASH - CONSTRUCTION - represents cash and cash equivalents to fund expansion projects at Fitzgeralds Las Vegas and Fitzgeralds Tunica held in collateral accounts pursuant to certain disbursement agreements.

      RESTRICTED INVESTMENT - represents U.S. Treasury Notes of $1,000,000 held in an escrow account for the benefit of certain land lessors related to Fitzgeralds Las Vegas.

      INVESTMENTS - The Company's investments in limited liability corporations organized to construct certain improvements in downtown Las Vegas and to operate Fitzgeralds Black Hawk prior to the Company's purchase of 100% ownership in that casino are accounted for using the equity method.

      DEBT OFFERING COSTS - Costs associated with the issuance of debt are deferred and amortized over the life of the related indebtedness using the effective interest method. Debt offering costs at December 31, 1997 and 1996 are presented net of accumulated amortization of $2,160 and $636,190, respectively. Unamortized debt offering costs of $8,148,910 related to debt retired from the proceeds of the 1997 Offering were expensed in December 1997.

      GOODWILL - represents the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years and is recorded net of accumulated amortization of $132,930 at December 31, 1997.

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

                           1997           1996            1995
                      -----------     -----------     -----------
Hotel                 $ 2,104,907     $ 1,635,213     $ 1,109,155
Food and beverage      10,684,329       9,543,492       8,828,648
Other                     223,949         102,951          91,037
                      -----------     -----------     -----------
Total                 $13,013,185     $11,281,656     $10,028,840
                      ===========     ===========     ===========

      INDIRECT EXPENSES - Certain indirect expenses of operating departments such as depreciation and amortization are shown separately in the accompanying consolidated statements of operations and are not allocated to departmental operating costs and expenses.

      FEDERAL INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

      FINANCIAL REPORTING PERIOD - The Company has adopted a "4-4-5" (weeks) financial reporting period which maintains a December 31 year-end. This method of reporting results in 13 weeks in each quarterly accounting period. The first and fourth accounting periods will have a fluctuating number of days resulting from the maintenance of a December 31 year-end, whereas the second and third periods will have the same number of days each year.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based on current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts, notes and advances receivable, and accounts payable approximates fair value because of the short maturity of those instruments. The Company estimates the fair value of its senior secured notes payable approximates book value as of December 31, 1997 because the 1997 Offering (see Note 8) was completed on December 30, 1997. The Company estimates the fair value of its senior secured notes payable issued in 1995 approximated $86.1 million as of December 31, 1996 based on analyst's reports, quotes and recent trades of the securities. The Company estimates the fair value of its preferred stock to approximate book value as no sales or exchanges have occurred and no market quotes for such securities exist. The Company estimates the fair value of all other long-term debt and notes payable - related parties approximates their carrying value because interest rates on the debt approximate market rates.

      IMPAIRMENT OF LONG-LIVED ASSETS - In 1996 the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      STOCK BASED COMPENSATION - In 1996 the Company adopted SFAS No. 123, Accounting for Awards of Stock-Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Management's current intention is to continue to follow APB Opinion No. 25, and to adopt only the disclosure requirement of SFAS No. 123.

      EARNINGS PER SHARE - The Company adopted SFAS No. 128, Earnings per Share, in 1997. This statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The adoption of SFAS No. 128 had no effect on the Company's 1996 and 1995 loss per share calculations.

      During the years ended December 31, 1997, 1996, and 1995, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 676,974 shares of common stock at prices ranging from $1.00 to $1.10, 450,051 shares of common stock at prices ranging from $1.00 to $4.50 per share and 526,561 shares of common stock at prices ranging from $1.00 to $4.50 per share and warrants to purchase 1,971,835, 2,675,237 and 2,675,237 shares of common stock at $.01 per share were outstanding at December 31,

      1997, 1996 and 1995, respectively. Such options are not included in the computation of diluted earnings per share because to do so would have been antidilutive for the years presented.

      RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates with the adoption of SFAS 131 it will expand its segment disclosures relative to Nevada, Colorado and Mississippi operations. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously reported, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

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

      RECLASSIFICATIONS - Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 method of presentation.

3.    STATEMENTS OF CASH FLOWS INFORMATION

      The following supplemental disclosures are provided as part of the consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995:

      Cash paid for interest, net of amounts capitalized, during the years ended December 31, 1997, 1996 and 1995 was $22,590,718, $22,363,448 and
      $10,041,419, respectively.

      Long-term contracts payable of $300,863 in 1997, $3,762,425 in 1996 and $2,624,160 in 1995, were incurred with the acquisition of new equipment.

      During 1997, 1996 and 1995, accumulated deficit was increased by $4,142,615, $3,536,152 and $98,497 for preferred stock dividends consisting of $3,694,790, $3,195,890 and $92,983 accrued dividends and $447,825, $340,262 and $5,514 accretion of discount on preferred stock.

      During 1997 and 1996 additional paid in capital decreased and the note payable to a former stockholder increased by $136,021 and $636,020, respectively, pursuant to an adjustment to the purchase price of treasury stock.

      In 1997, accrued offering costs of $660,775 were incurred in connection with the 1997 Offering. In 1995, accrued offering costs of $2,596,799 were incurred in connection with the 1995 Offering.

      During 1997, certain assets of Nevada Club with a book value totaling $6,157,227 were written down to their estimated realizable value of $4,000,227 and reclassified from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale.

      During 1997, notes payable of $1,525,000 and accrued liabilities of $300,000 were incurred in connection with the Harolds Club lease settlement.

      During 1997, the Company reclassified $985,216 short term debt to other accrued liabilities.

      During 1997, the Company reclassified $281,250 of other assets to minority interest.

      During 1997, the Company acquired the remaining 78% membership interest in 101 Main with the allocation of the purchase price as follows:

             Working capital other than cash                    $  (3,218,233)
             Property and equipment                                19,591,964
             Goodwill                                              14,179,918
             Long-term debt                                        (4,806,480)
                                                                --------------
             Net                                                $  25,747,169
                                                                =============

      During 1996 advances receivable of $2,500,000 were transferred to investments.

      Notes payable of $2,077,363 in 1995 were incurred for the purchase of land.

      During 1995, $425,000 in other assets was reclassified to property and equipment.

      The Company issued 23,989 shares of its common stock in 1995 to a minority stockholder of FI upon the completion of the 1995 Offering, resulting in an increase in common stock and a decrease in additional paid-in capital of $240.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31:

                                                                                    ESTIMATED
                                                                                     SERVICE
                                                                                       LIFE
                                                 1997               1996             (YEARS)
                                            -------------      -------------        ---------
Land used in casino operations              $  15,606,209      $  12,961,120
Buildings and improvements                    116,588,374        103,360,569         7-40
Site improvements                              14,383,100         14,331,622           20
Barge and improvements                         12,896,235         12,885,433           15
Furniture, fixtures and equipment              61,974,234         57,503,519         3-12
                                            -------------      -------------
                                              221,448,152        201,042,263
Less accumulated depreciation
  and amortization                            (57,976,447)       (49,335,270)
                                            -------------      -------------
                                              163,471,705        151,706,993
Construction in progress                          233,010            176,090
                                            -------------      -------------
Total                                       $ 163,704,715      $ 151,883,083
                                            =============      =============


      Substantially all property and equipment are pledged as collateral on long-term debt.

5.    INVESTMENTS

      The Company owns a 17.65% interest in a limited liability company owned by eight downtown Las Vegas casinos to construct and participate in the Fremont Street Experience. The Freemont Street Experience is an urban theater which includes a space frame containing over two million lights, a sky parade light show, sidewalk and street improvements, a parking structure, and special events and festivals.

      The Company accounts for this investment using the equity method. Condensed financial information of the limited liability corporation as of December 31, 1997 and 1996 and for the years then ended is summarized below.

                                   1997                 1996
                              ------------        ------------
Current assets                $    128,943        $  2,102,692
Non current assets              13,283,314          16,295,965
Current liabilities                910,312             848,586
Non current liabilities            141,669           1,358,723
Net assets                      13,412,258          16,191,348

Revenues                      $  3,224,995        $  2,508,049
Operating loss                  (8,142,487)        (10,069,775)
Net loss                        (8,142,487)        (10,069,775)


      Effective February 16, 1996, the Company, through FBHI, purchased a 22% membership interest in 101 Main, a limited liability company formed to construct, develop and operate a casino in Gilpin County, Colorado. In addition, FBHI entered into a Management Agreement with 101 Main to manage the casino operations for a period of 10 years and retained an option to purchase the remaining 78% interest in 101 Main. The first floor of the casino opened on May 23, 1995.

      The Company accounted for its 22% investment in 101 Main using the equity method. Condensed balance sheet and statement of operations information for 101 Main as of December 31, 1996, for the year ended December 31, 1996, and for the period from January 1, 1997 through August 15, 1997 (the date the remaining 78% interest in 101 Main was acquired by the Company) is summarized below:

                                                                       DECEMBER 31,
                                                                           1996
                                                                       -----------
Summarized Balance Sheet Information
     Current assets                                                    $ 2,264,357
     Non current assets                                                 21,531,466
     Current liabilities                                                 5,168,166
     Non current liabilities                                             7,607,679
     Net assets                                                         11,019,978


                                                     PERIOD ENDED       YEAR ENDED
                                                     AUGUST 15,         DECEMBER 31,
                                                        1997               1996
                                                     -----------       -----------
Summarized Statement of Operations Information
    Revenues                                         $21,295,752       $27,944,135
    Operating income                                   5,398,745         7,777,331
    Income before extraordinary item                   4,378,932         6,084,598
    Net income                                         4,130,769         6,084,598

6.    ACQUISITION OF 101 MAIN

      On August 15, 1997, the Company acquired the 78% membership interest in 101 Main not previously owned by FBHI, at a purchase price of approximately $27.3 million. Because of certain restrictions on the Company, as issuer, and FBHI, as a subsidiary guarantor, contained in existing loan documents, FBHI formed Fitzgeralds Black Hawk, Inc. - II ("FBHI-II") as a wholly-owed subsidiary of FBHI. FBHI then contributed substantially all of its assets including its 22% membership interest in 101 Main, its option to acquire the remaining 78% membership interest in 101 Main and the Management Agreement between FBHI and 101 Main, to FBHI-II. At the same time, 101 Main loaned approximately $27.3 million of the proceeds of its $38.0 million 13% First Mortgage Notes due 2000 (the "101 Main Notes") to FBHI-II for use in acquiring the additional 78% membership interest in 101 Main. FBHI-II, as the owner of all of the membership interests in 101 Main, and the Management Agreement, guaranteed the obligations of 101 Main under the 101 Main Notes. The remainder of the proceeds from the 101 Main Notes was used to retire certain existing indebtedness secured by assets of 101 Main and for general corporate purposes.

      The acquisition of the 78% membership interest in 101 Main has been recorded as a purchase. Prior to the acquisition, the Company's 22% membership interest in 101 Main was accounted for using the equity method. From August 15, 1997, the financial statements of 101 Main have been consolidated with those of the Company.

      The allocation of the purchase price is as follows:

             Purchase price                                      $ 27,300,000
             Cash acquired                                          1,552,831
                                                                 ------------
             Net                                                 $ 25,747,169
                                                                 ============

             Working capital other than cash                     $ (3,218,233)
             Property and equipment                                19,591,964
             Goodwill                                              14,179,918
             Long-term debt                                        (4,806,480)
                                                                 ------------
             Net                                                 $ 25,747,169
                                                                 ============


      The table below reflects pro forma condensed financial information for the Company as if the 78% membership interest in 101 Main was acquired on January 1, 1996:

                                                             YEAR ENDED            YEAR ENDED
                                                         DECEMBER 31, 1997     DECEMBER 31, 1996
                                                         -----------------     -----------------
               Net revenues                               $ 200,454,134         $ 167,893,638
               Loss before extraordinary item                (8,735,241)           (8,478,690)
               Net loss                                     (28,231,332)           (8,478,690)
               Net loss applicable to common stock          (32,373,947)          (12,014,842)
               Net loss per common share                          (8.07)                (3.00)

7.    LONG-TERM DEBT

      Long-term debt is as follows at:



                                                                                          DECEMBER 31,
                                                                               ---------------------------------------
                                                                                    1997                  1996
                                                                               ---------------      ------------------
         Senior secured notes payable (the "Notes"); subject to
             certain exceptions, secured by a first priority lien on
             substantially all of the assets of the subsidiaries of
             the Company (other than FAMI, FNYI and NCI) except
             for certain excluded assets; due in semiannual
             installments of interest at 12.25% on June 15 and
             December 15; with a final payment of principal and
             interest due on December 15, 2004 (net of unamortized
             discount of $2,364,697)                                           $  202,635,303       $               -

         Priority secured notes payable repaid in 1997                                      -               5,010,465

         Senior secured notes payable repaid in 1997                                        -             108,909,919

         Note payable to an individual to acquire Fitzgeralds
             Casino/Hotel (Reno) repaid in 1997                                             -              18,067,287

         Note  payable to  repurchase  outstanding  common  shares  from a
             major stockholder repaid in 1997                                               -               5,707,015

         Revolving credit and term note payable to a bank repaid in 1997
                                                                                            -               1,233,606

         Notepayable to a trust to acquire land used in casino operations;
             collateralized by deed of trust on the land; due in monthly installments of $32,681, including interest at 7.5%; remaining
             principal and interest due December 6, 2000                            1,050,616               1,351,620

         Notepayable to a bank to acquire the Nevada Club; collateralized by a deed of trust on land and buildings, a security agreement on furniture, fixtures and equipment and a personal guarantee by certain stockholders; due in monthly installments of $55,839, including interest at the bank's prime rate plus 2% (10.5% at
             December 31, 1997); principal
             balance due December 1998                                              2,658,356               3,047,088

                                                                                          DECEMBER 31,
                                                                            ------------------------------------------
                                                                                  1997                     1996
                                                                            ------------------      ------------------
         Notes payable secured by gaming equipment; due in aggregate monthly installments of $108,708, including interest at
             11.5%; remaining principal due August 1998                              833,294                1,969,947

         Contract payable secured by gaming equipment, due in monthly principal installments of $133,333 plus interest at 10.83%;
             remaining principal due March 1998                                      533,333                2,000,000

         Contracts payable,  collateralized by certain  equipment,  due in maximum  aggregate  monthly  installments  of $309,552,  with
             varying maturity dates through 2001                                   3,810,696                4,702,490

         Obligation for construction of water/sewer lines, secured by an irrevocable letter of credit, due in monthly installments of
             $11,735, including imputed interest of 9.5%                             273,965                  328,034

         Other                                                                     1,681,819                1,166,744
                                                                             ---------------         ----------------

         Total long-term debt                                                    213,477,382              153,494,215
         Less current portion                                                     (7,285,897)             (25,637,728)
                                                                             ---------------         ----------------

         Long-term portion                                                   $   206,191,485         $    127,856,487
                                                                             ===============         ================

      The scheduled maturities of long-term debt are as follows:

            YEAR ENDING
            DECEMBER 31,
                 1998                                       $    7,285,897
                 1999                                            1,904,376
                 2000                                              815,282
                 2001                                              392,768
                 2002                                              351,207
                 Thereafter                                    202,727,852
                                                            --------------
                 Total                                      $  213,477,382
                                                            ==============

      The note payable to a bank to acquire the Nevada Club with a balance of $2,658,356 as of December 31, 1997, has covenants placing restrictions on Nevada Club and requiring that certain financial ratios be maintained. As of December 31, 1997, NCI was not in compliance with certain of these covenants. NCI continues to make scheduled principal and interest payments on the notes. The entire balance of this note has been classified as current at December 31, 1997. The Company has received an offer to buy Nevada Club, and upon its sale, this note payable will be retired.

      On March 14, 1994, FSI issued $36 million of 13% senior secured notes due 1996. In connection with the issuance of these notes, FSI issued warrants (the "FSI Warrants") to purchase 112,108 shares of its common stock. No value was ascribed to the FSI Warrants. The FSI Warrants are exercisable at $.01 per share, expire five years from the closing of the offering for these notes and are subject to certain anti-dilution adjustments. FSI Warrants to purchase 54,384 shares of common stock of FSI were also issued to the sales agent. These FSI Warrants are exercisable at $32.18 per share and expire five years from the closing of the offering. All FSI Warrants issued in connection with this note offering are exercisable only for shares of common stock of FSI. These notes were repaid from a portion of the proceeds from the 1995 Offering at which time, the Company repurchased approximately 90% of the $.01 FSI Warrants, leaving 5,358 FSI Warrants outstanding.

      EXTRAORDINARY ITEM

      In December 1997, the Company recorded an extraordinary loss on early retirement of debt of $19,247,928 consisting of the net write-off of unamortized discount and debt offering costs and early payment premium on debt retired with the proceeds of the Notes.

8.    THE OFFERINGS

      THE 1997 OFFERING

      On December 30, 1997, the Company completed a private placement of debt (the "1997 Offering"). The Company issued $205,000,000 aggregate principal amount of 12.25% Senior Secured Notes due December 15, 2004 (the "Notes"). A summary of the proceeds from the 1997 Offering is as follows:

            Face amount                               $    205,000,000
            Less discount                                   (2,365,700)
                                                      ----------------
              Proceeds                                     202,634,300
            Less offering costs                             (8,727,096)
                                                      ----------------
              Net proceeds                            $    193,907,204
                                                      ================

      THE NOTES

      The Notes bear interest at a fixed rate of 12.25% per annum payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes will mature on December 15, 2004.

      The Notes are secured by a first priority lien on substantially all of the assets of the subsidiaries of the Company, except certain excluded assets and subsidiaries, as defined.

      The Notes will be redeemable at the option of the Company, in whole or in part, on or after December 15, 2001, at the redemption prices defined in the indenture governing the Notes (the "Note Indenture"), plus accrued and unpaid interest to the date of redemption. Prior to December 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 112.5% of the principal amount thereof, plus accrued and unpaid interest through the applicable date of redemption, with the cash proceeds of one or more Public Equity Offerings (as defined), provided that at least $133,250,000 aggregate principal amount of the Notes remains outstanding immediately thereafter.

      Upon a Change of Control (as defined), the Company will be required to offer to repurchase all of the outstanding Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

      The Note Indenture contains covenants which, among other things, restrict the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets;
      (iii) enter into transactions with affiliates; and (iv) sell assets or subsidiary stock. At December 31, 1997, the Company was in compliance with these provisions.

      THE 1995 OFFERING

      On December 19, 1995, the Company completed a public offering (the "1995 Offering") of debt, preferred stock and warrants (the "Warrants"). The Company issued 123,000 Note Units each consisting of $1,000 principal amount of 13% Senior Secured Notes due December 31, 2002 with Contingent Interest and 13.59368 Warrants, each to purchase one share of the Company's common stock at $.01 per share, and 800,000 Preferred Stock Units, each consisting of one share of Cumulative Redeemable Preferred Stock (the "Preferred Stock") and 1.25402 Warrants. The Warrants were assigned a value of $4.50.

      A summary of the proceeds from the 1995 Offering is as follows:

                                 1995         PREFERRED          1995
                                NOTES           STOCK          WARRANTS          TOTAL
                            -------------   -------------    -------------    -------------
Face amount                 $ 123,000,000   $  20,000,000    $          --    $ 143,000,000

Less discount on notes         (7,985,160)             --               --       (7,985,160)
Less value assigned to
  warrants                     (7,524,104)     (4,514,463)      12,038,567               --
                            -------------   -------------    -------------    -------------
  Proceeds                    107,490,736      15,485,537       12,038,567      135,014,840
Less offering costs            (7,374,459)     (3,631,405)      (1,574,850)     (12,580,714)
                            -------------   -------------    -------------    -------------
  Net proceeds              $ 100,116,277   $  11,854,132    $  10,463,717    $ 122,434,126
                            =============   =============    =============    =============

      PREFERRED STOCK

      The Preferred Stock has a liquidation preference of $20 million dollars ($25 per share), plus accrued and unpaid dividends. Cash dividends on the Preferred Stock will be payable commencing March 31, 1996 out of funds legally available therefor (when and if declared by the Company's Board of Directors) in an amount equal to 15% of the liquidation preference. Dividends if not paid (whether or not declared) will be cumulative from December 19, 1995 and will be compounded quarterly. The Note Indenture restricts the Company's ability to pay dividends on the Preferred Stock, and the Company has no current intention to pay any dividends on the Preferred Stock. The Preferred Stock may be redeemed by the Company at any time at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption subject to restrictions in the Note Indenture. The Company will be obligated to redeem all of the Preferred Stock on December 31, 2005 at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption. In the event that the Company consummates a Qualified Public Offering (Qualified Public Offering means a firm commitment underwritten public offering of Common Stock of the Company for which the Company receives net proceeds of at least $25 million, and after which the Common Stock is traded on a national securities exchange or quoted on the Nasdaq National Market), it will be required to offer to repurchase 35% of the Preferred Stock at a price equal to 100% of the liquidation preference on the date of repurchase.

      WARRANTS

      The Warrants were originally exercisable for an aggregate of 2,675,237 shares of the Company's common stock at $.01 per share. However, in connection with the 1997 Offering and the repayment of the 1995 Notes, the Company redeemed 703,402 of the Warrants. The remaining 1,971,835 Warrants are freely transferable and exerciseable, are subject to anti-dilution adjustments, and expire December 19, 1998.

9.    COMMITMENTS

      Future minimum rental payments under operating leases with noncancelable lease terms in excess of one year are as follows:

             YEAR ENDING
             DECEMBER 31,
             ------------
                  1998                                           $   2,186,626
                  1999                                               1,889,314
                  2000                                               1,535,255
                  2001                                               1,248,444
                  2002                                               1,141,592
                  Thereafter                                         2,637,434
                                                                 -------------
                  Total                                          $  10,638,665
                                                                 =============

      Such operating lease commitments primarily relate to equipment, signs, warehouses and ground leases on which the Company's buildings and equipment reside. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $2,211,745, $1,989,321 and $2,034,061, respectively.

      On May 31, 1995, FRI sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently sold Harolds Club to a company, the assets of which are now under control of the United States Bankruptcy Court for the Northern District of New York. Pursuant to the terms of certain indemnification, assignment and assumption and guarantee agreements executed by FRI in connection with FRI's purchase and subsequent sale of Harolds Club, FRI is contingently obligated for certain land lease payments plus certain property-related costs, such as taxes and insurance.

      As of December 31, 1997, lease obligations in the aggregate amount of approximately $1,106,000 were unpaid and the remaining Harolds Club lease obligations are as follows:

             YEAR ENDING
             DECEMBER 31,
             ------------
                1998                                             $    580,745
                1999                                                  334,214
                2000                                                  334,214
                2001                                                  252,749
                2002                                                  212,016
                Thereafter                                          3,745,711
                                                                 ------------
                Total                                            $  5,459,649
                                                                 ============

      The current owner of Harolds Club has not met its obligations with respect to the land leases and in August 1996 each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada, against the current owner, FRI and other non-related prior lessees under the land leases seeking past due rent, taxes and other property-related expenses, as well as attorneys' fees and costs. Cross-claims for indemnification have been asserted against FRI by the entity from which it assumed the land leases, and FRI has asserted cross-claims against the entities that are obligated to indemnify FRI under the various indemnification, assignment and assumption, and guarantee agreements.

      Orders granting summary judgment against FRI have been entered in four of the actions for the aggregate sum of $1,243,220. Two orders have been reduced to judgments. In anticipation of the sale of Harolds Club, the parties to each of the five land lessor actions are currently negotiating a settlement agreement, the details of which are set forth below. Pending the sale of Harolds Club, and subject to certain other terms and conditions, FRI has agreed to pay monthly lease payments on two of the land leases in the total amount of $28,977.

      The current owner of Harolds Club and the five land lessors have received an offer to purchase their respective interests in Harolds Club. The same unrelated party has made an offer to purchase the Nevada Club for a purchase price of $4,000,000 and, in anticipation of completing the sale, the Company closed Nevada Club in December 1997. To facilitate the sale of both properties and subject to terms and conditions to be agreed upon between the potential purchaser and FRI, FRI has agreed to pay the land lessors $2,125,000 in exchange for a dismissal with prejudice of all claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club. FRI anticipates paying $600,000 of the $2,125,000 settlement in cash, less the cumulative amount of interim monthly rental payments ($28,977 per month), concurrently with the closing of the Harolds Club transaction and executing five separate promissory notes totaling $1,525,000 for the balance. The notes will be amortized over five years with interest fixed at the prime rate in effect at the largest financial institution in Nevada on the date the notes are executed and will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company. In addition to such guarantee, and subject to certain conditions, a prior owner of Harolds Club named in four of the five land lessor actions has agreed to reimburse FRI $300,000, and to provide a payment guarantee for one of the five notes as its contribution to the settlement of the actions. The closing of the Harolds Club transaction is subject to the receipt by FRI of the $300,000 reimbursement and the closing of the Nevada Club sale.

      During 1997, the Company recorded an expense of $1,852,832 for the anticipated net settlement obligation, including related legal fees. In anticipation of the Nevada Club transaction, the Company has reclassified $6,157,227 from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale in the consolidated balance sheet as of December 31, 1997 and has recorded an allowance of $2,157,000 against the book value of the assets held for sale to write such assets down to the estimated net realizable value for the year ended December 31, 1997.

      EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with the President and four other officers of the Company for terms expiring on various dates through December 31, 1999. Such officers currently have salaries of $496,125, $250,000, $225,000, $210,000 and $100,000. The employment agreements also provide that such person will participate in an executive bonus plan, health plan and any other benefit plan established for selected officers of the Company and that in the event of a termination of employment without "good cause" (as defined in the agreements), such persons will be entitled to any unpaid salary through a specified percentage of the remainder of the term of their employment agreements.

10.   RELATED PARTY TRANSACTIONS

      Accounts and notes receivable - related parties consist of the following at:

                                                                                          DECEMBER 31,
                                                                             --------------------------------------
                                                                                   1997                 1996
                                                                             -----------------    -----------------
         Unsecured notes receivable from stockholders,
             collected in 1997                                               $             -       $  1,167,853

         Unsecured note receivable from a former stockholder,
             collected in 1997                                                             -            639,402

         Unsecured note receivable from a former stockholder,
             collected in 1997                                                             -            216,865

         Accrued interest receivable on notes                                              -             81,725

         Other advances                                                              136,173            114,096
                                                                             ---------------      -------------

         Total                                                                       136,173          2,219,941

         Less current portion                                                       (136,173)        (2,209,188)
                                                                             ---------------      -------------

         Long-term portion (included in other assets)                        $             -      $      10,753
                                                                             ===============      =============


      Other advances represent advances made to affiliated companies. The amounts do not bear interest and there are no stated repayment terms.

      Notes payable - related parties consist of the following at:

                                                                                          DECEMBER 31,
                                                                             ----------------------------------
                                                                                   1997                 1996
                                                                             ---------------      -------------
         Unsecured notes payable to stockholders; interest at 6.24%;
             payable on demand                                               $       304,637      $     304,637

         Subordinated notes payable issued pursuant to the buy-out
             of the former general partners of FLVLP, repaid in 1997                       -          1,807,255

         Other                                                                             -             25,903
                                                                             ---------------      -------------

                                                                                     304,637          2,137,795

         Less current portion                                                       (304,637)        (2,111,892)
                                                                             ---------------       ------------

         Long-term portion                                                   $             -       $     25,903
                                                                             ===============       ============

      Accrued interest payable on notes payable - related parties, included in accrued interest payable, was $23,104 and $4,191 at December 31, 1997 and 1996.

11.   PROFIT SHARING PLAN

      The Company has contributory profit-sharing plans for eligible employees. The Company's contribution to the plans for any year, as determined by the Board of Directors, is discretionary. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. Plan contributions, excluding matching contributions described below, were $0, $0 and $301,585 for the years ended December 31, 1997, 1996 and 1995.

      Effective January 1, 1989, the Company amended the plans to include a 401(k) savings plan whereby eligible employees may contribute up to 15% of their salary, which is matched by the Company at 25 cents per employee dollar contributed, up to a maximum of 6% of their salary. The Company's matching contributions were $277,941, $390,237 and $197,006 for the years ended December 31, 1997, 1996 and 1995.

      Each employee age 21 or older completing 1,000 or more hours of service during the twelve-month period preceding the entry dates, January 1 or July 1, is eligible to participate in the plans.

      In addition, the Company contributes to multi-employer defined contribution pension plans under various union agreements. Contributions, based on wages paid to covered employees, were $386,975, $322,405 and $314,963 for the years ended December 31, 1997, 1996 and 1995.

12.   CONTINGENCIES

      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk such as guarantees, which are not reflected in the accompanying consolidated balance sheets.

      The Company has an irrevocable letter of credit with a bank in the amount of $251,000. Such letter, which expires on November 1, 1998, may be drawn upon by the State of Nevada Insurance Division in the event that FRI, NCI, or FLVI fails to pay to its employees workmen's compensation benefits under a self-insurance program.

      The Company has an irrevocable letter of credit with a bank in the amount of $200,000 which expires on November 1, 1998, and may be drawn by a third party in the event Fitzgeralds Mississippi fails to pay its utility obligations.

      The Company has an irrevocable letter of credit with a bank in the amount of $275,000 which expires on November 1, 1998, and may be drawn by an insurance company in the event Fitzgeralds Mississippi fails to pay its portion of a deductible workmen's compensation insurance program.

      In January 1998, the Company executed a letter of credit with a bank in the amount of $105,000 which expires on November 30, 1998, and may be drawn by a lessee of an underlying parcel of land of Fitzgeralds Reno in the event Fitzgeralds Reno fails to pay its obligation as a sub-lessee of this parcel.

      No amounts were drawn at December 31, 1997 on any of the above letters of credit and management does not expect any material losses to result from these off-balance sheet instruments.

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

      EMPLOYEE MEALS - On September 30, 1997 the United States Tax Court isssued an adverse ruling applicable to hotels and casinos which provide meals to employees. The Tax Court ruled that nonqualifying employees are required to recognize income based upon the fair value of the meals received in excess of the amount paid by the employee. Accordingly, employers may be liable for withholding and payroll taxes associated with the fair value of the meals provided to employees in excess of the amount paid by the employee. At this time, it is uncertain whether or not the Company will be liable for withholding and payroll taxes related to the income excluded from nonqualifying employee wages for the meals it has provided.

13.   STOCKHOLDERS' EQUITY

      STOCK REPURCHASE

      On December 21, 1990, FRI entered into an agreement to repurchase certain of its outstanding common shares from a major stockholder. Such agreement also provided for the repurchase of similar ownership interests of such stockholder in NCI and a third entity. Pursuant to the terms of the agreement, the purchase price paid by the Company was subject to adjustment upon the occurrence of certain events. Accordingly, the purchase price was increased by $734,028 in 1996 and by $136,021 in 1997. The Company's obligation to the former shareholder was paid from proceeds of the 1997 Offering.

      CONTRIBUTIONS FROM STOCKHOLDERS/PARTNERS

      Pursuant to a business combination, the S corporation elections and partnership status of certain subsidiaries were terminated. Therefore, undistributed earnings (losses) of these subsidiaries have been transferred to additional paid-in capital at the end of 1995 in the consolidated statements of stockholders' equity (deficiency).

      ISSUANCES OF WARRANTS

      The Company has outstanding common stock warrants issued in connection with its 1995 Offering. See Note 8. FSI has outstanding common stock purchase warrants issued in connection with its senior secured notes. See
      Note 7.

      During 1994, the Company sold for $133,650 in cash, warrants to purchase a total of 29,097 shares of common stock at $.05 per share. In addition, in 1994 the Company received $125,000 in cash in payment for 26,942 common shares to be issued upon completion of the Company's 1995 Offering. Such shares were issued during 1996.

      ACQUISITION OF FI STOCK

      As part of a business combination, the Company issued 23,989 shares of its common stock in 1995 to a minority stockholder of FI upon the completion of the 1995 Offering.

      STOCK OPTIONS

      In February 1995, the Company granted options to purchase 87,140 shares of common stock of the Company at $1.00 per share to certain employees of the Company. 50% of the options granted vested on June 30, 1995. The remaining 50% of the options vested on June 30, 1996. No options had been exercised as of December 31, 1997.

      In September 1995, the Company established an Incentive Option Plan (the "Option Plan"). In December 1995, the Company granted options under the Option Plan to purchase 75,000 shares to each of two officers and 50,000 shares to each of two additional officers. In addition, approximately 193,000 options were granted under the Option Plan to Company employees concurrently with the closing of the 1995 Offering. In connection with the election of two non-employee directors concurrently with the 1995 Offering, the Company granted options to purchase 5,000 shares to each of such non-employee directors. During 1996, 6,000 options were granted under the Option Plan and 82,510 options were forfeited. These options were exercisable at $4.50 per share, with the options vesting ratably over three years. With the exception of 50,000 options which expired in 1996, all options will expire on December 31, 1999. In March 1997, the exercise price of all options then outstanding was reduced, to reflect the then current fair market value, from $4.50 per share to $1.00 per share, except for options granted to two controlling stockholders, the exercise price of which was reduced to $1.10 per share.

      In June 1997, the Company determined that its two previously adopted stock option plans had never become effective because they were adopted subject to approvals which had not been obtained. Accordingly, the Company adopted a new Stock Option Incentive Plan (the "Plan"), subject to stockholder approval, to replace the two prior plans. The Plan was approved by stockholders on August 1, 1997.

      The Plan, as amended, provides for the grant of options to purchase Common Stock that are either intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or that are not intended to so qualify ("non-qualified options"). All officers, directors, employees, consultants, advisors, independent contractors and agents of the Company and its subsidiaries are eligible to receive options under the Plan, except that only employees may receive incentive stock options. The Plan also permits a one-time grant of options to certain former employees in substitution for options previously granted to them and having substantially the same terms and conditions. The maximum number of shares available for issuance under the Plan is 1,000,000.

      In October 1997 the Board of Directors granted options to purchase 660,974 shares under the Plan in full replacement of previously granted options. All of such options were granted subject to the optionee's agreement to the cancellation of all previously granted options. The replacement options were for the same number of shares, with substantially the same terms and conditions, as the then outstanding options they replaced.

      The Plan is administered by the Board of Directors or, in its discretion, by a committee of the Board of Directors appointed for that purpose (the "Plan Committee"), which, subject to the terms of the Plan, has the authority in its sole discretion to interpret the Plan and to determine:
      (a) the individuals to whom options shall be granted; (b) the time or times at which options may be exercised; (c) the number of shares subject to each option; (d) the option price and the duration of each option granted; and (e) all of the other terms and conditions of options granted under the Plan.

      The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the shares on the date of grant (110% of fair market value in the case of participants who own shares possessing more than 10% of the combined voting power of the Company or any of its subsidiaries) and may not have a term in excess of 10 years from the date of grant (five years in the case of participants who own shares possessing more than 10% of the combined voting power of the Company). In no event may the aggregate fair market value (determined as of the time the option is granted) of the shares with respect to which incentive stock options (granted under the Plan and all other plans of the Company or any of its subsidiaries) are exercisable for the first time by an optionee in any calendar year exceed $100,000.

      A summary of the status of the Company's stock option grants as of December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                                                              WEIGHTED-
                                                                              AVERAGE
                                                                              EXERCISE
                                                              SHARES           PRICE
                                                           ------------     ------------
            Outstanding at January 1, 1995                            -     $          -
            Granted                                             540,140             3.94
            Forfeited                                           (13,579)            1.00
                                                           ------------     ------------
            Outstanding at December 31, 1995                    526,561             4.01
            Granted                                               6,000             4.50
            Forfeited                                           (82,510)            4.22
                                                           ------------     ------------
            Outstanding at December 31, 1996                    450,051             3.98
            Granted                                             981,974             1.03
            Canceled                                           (660,974)            1.03
            Forfeited                                           (94,077)            1.67
                                                           -------------    ------------
            Outstanding at December 31, 1997                    676,974     $       1.03
                                                           ============     ============

            Options exercisable at year-end                     386,968     $       1.05
                                                           ============     ============


      As of December 31, 1997, the 676,974 options outstanding under the plans have exercise prices of $1.00 and $1.10 and a weighted-average remaining contractual life of 2.85 years.

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The compensation cost that has been charged against income for its plans was $0, $63,666 and $215,042 for 1997, 1996 and 1995, respectively. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net loss and loss per common share would have been the amounts indicated below:

                                                         1997              1996             1995
                                                    -------------      ------------      ------------
            Net loss                As reported     $ (31,541,520)     $(13,493,926)     $ (4,254,689)
                                    Proforma          (31,598,880)     $(13,599,207)     $ (4,243,296)

            Loss per common share   As reported     $       (8.89)     $      (4.26)     $      (1.09)
                                    Proforma        $       (8.91)     $      (4.29)     $      (1.09)


      The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 1997, 1996 and 1995; risk-free interest rates of 6.2 percent, 5.91 percent and 5.45 percent, respectively, with expected lives of three years, three years and four years, respectively. The weighted-average fair value of options granted during 1997, 1996 and 1995 were $1.00, $0.71 and $1.32, respectively.

      TREASURY STOCK PURCHASE AND RETIREMENT

      FMI purchased and retired certain of its shares held by a minority stockholder in exchange for a note payable in the amount of $333,333. The note was repaid with a portion of the proceeds from the 1995 Offering.

14.   INCOME TAXES

      The income tax (provision) benefit recognized in the consolidated financial statements consists of the following:

                                                                1997                 1996                 1995
                                                         ----------------       -----------------   ---------------
           Deferred (provision) benefit                  $              -       $      1,484,167    $    (2,825,746)
                                                         ----------------       -----------------   ---------------

           Total                                         $              -       $      1,484,167    $    (2,825,746)
                                                         ================       ================    ===============

      A reconciliation of the income tax (provision) benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated loss before taxes is as follows:

                                                                1997                 1996                 1995
                                                         ----------------       -----------------   ---------------
          Tax benefit at U.S. statutory rate             $     11,073,695       $      5,242,297     $       502,060

          Entities which had elected S corporation
             status or were partnerships
                                                                       --                     --            (501,497)
          Deferred liabilities recorded upon the
            change to a taxable status by entities
            which had elected S Corporation status
            or were partnerships                                       --                     --          (3,002,235)

          (Increase) decrease in valuation allowance          (10,981,971)            (3,567,514)            303,922
          Other                                                   (91,724)              (190,616)           (127,996)
                                                         ----------------       ----------------    ----------------
          Total                                          $             --       $      1,484,167     $    (2,825,746)
                                                         ================       ================    ================


      The tax items comprising the Company's net deferred tax liability as of December 31, 1997 are as follows:

                                              CURRENT        NON-CURRENT         TOTAL
                                            -----------      -----------      -----------
Deferred tax assets:
  Start-up costs                            $        --      $ 2,017,568      $ 2,017,568
  Accrued and other liabilities               1,163,568               --        1,163,568
  Bad debt reserve                              144,159               --          144,159
  FICA credits not utilized                          --          323,898          323,898
  NOL carryforward                                   --       21,448,488       21,448,488
  Differences from flow through entity               --          192,408          192,408
  Other                                              --           24,082           24,082
                                            -----------      -----------      -----------
                                              1,307,727       24,006,444       25,314,171
                                            -----------      -----------      -----------

                                                                     (Continued)

             (Continued)

                                              CURRENT        NON-CURRENT         TOTAL
                                            -----------      -----------      -----------
Deferred tax liabilities:
  Difference between book and
    tax basis of property                            --        9,000,954        9,000,954
  Prepaid expenses                              636,694               --          636,694
                                           ------------      -----------      -----------
                                                636,694        9,000,954        9,637,648
                                           ------------     ------------      -----------
                                                671,033       15,005,490       15,676,523

  Less:  valuation allowance                   (671,033)     (15,005,490)     (15,676,523)
                                           ------------     ------------      -----------
  Net deferred tax liability               $         --     $         --      $        --
                                           ============     ============      ===========

START COPY HERE

      The tax items comprising the Company's net deferred tax liability as of December 31, 1996 are as follows:

                                               CURRENT         NON-CURRENT            TOTAL
                                            ------------       ------------       ------------
Deferred tax assets:
  Start-up costs                            $         --       $  1,409,066       $  1,409,066
  Accrued and other liabilities                  844,448                 --            844,448
  Bad debt reserve                               267,534                 --            267,534
  FICA credits not utilized                           --            212,795            212,795
  NOL carryforward                                    --         12,806,098         12,806,098
  Other                                               --             93,567             93,567
                                            ------------       ------------       ------------
                                               1,111,982         14,521,526         15,633,508
                                            ------------       ------------       ------------

Deferred tax liabilities:
  Differences from flow through entity                --            149,320            149,320
  Difference between book and
    tax basis of property                             --          8,498,185          8,498,185
  Prepaid expenses                               865,598                 --            865,598
                                            ------------       ------------       ------------
                                                 865,598          8,647,505          9,513,103
                                            ------------       ------------       ------------
                                                 246,384          5,874,021          6,120,405

  Less:  valuation allowance                    (246,384)        (5,874,021)        (6,120,405)
                                            ------------       ------------       ------------

      Net deferred tax liability            $        --        $         --       $         --
                                            ============       ============       ============


      A valuation allowance has been established in the amount of $15.7 million at December 31, 1997 for consolidated net operating loss carryforwards. Realization of the valuation allowance is dependent on the Company generating sufficient taxable income prior to expiration of the loss carryforwards.


      As of December 31, 1997, the Company had consolidated net operating loss carryforwards of approximately $61 million which are available to offset future taxable income through 2017. Of these carryforwards, $3.7 million are available only to offset future taxable income of FMI. The availability of the loss carryforwards may be further limited in the event of a significant change in ownership of the entities.

      CHANGE IN TAX STATUS - The provision for income taxes for the year ended December 31, 1995 has been increased by $3,002,235 as a result of recording deferred tax liabilities upon the change to a taxable status by certain subsidiaries of the Company.

15.   GUARANTEE OF THE NOTES

      The Company's obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries of the Company (other than FAMI, FNYI and NCI). Subject to certain exceptions, the guarantee is secured by a first priority lien on substantially all assets of the guarantor subsidiaries other than certain excluded assets, as defined. Such excluded assets include, among other things, (i) cash, deposit accounts and other cash equivalents of $13,337,368 and $12,920,340 at December 31, 1997 and 1996, respectively; (ii) furniture, fixtures and equipment with a net book value of $11,439,196 and $12,940,965 at December 31, 1997 and 1996, respectively, securing certain non-recourse indebtedness; and (iii) any agreements, permits, licenses or the like that cannot be subjected to a lien without the consent of third parties, which consent is not obtainable by the Company (including all gaming licenses of the Company and its restricted subsidiaries (as defined)), provided that excluded assets does not include the proceeds of the assets under clauses
      (ii) or (iii) or any other collateral to the extent such proceeds do not constitute excluded assets under clause (i) above.

      Condensed consolidating financial statement information for Fitzgeralds Gaming Corporation, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminating Entries (which consist principally of the elimination of intercompany loan and investment accounts) follows.

                         FITZGERALDS GAMING CORPORATION

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1997

                                      FITZGERALDS                              NON
                                        GAMING           GUARANTOR          GUARANTOR         ELIMINATING           CONSOLIDATED
ASSETS                               CORPORATION       SUBSIDIARIES        SUBSIDIARIES         ENTRIES                TOTAL
                                    -------------      -------------      -------------      -------------         -------------
CURRENT ASSETS:
  Cash and cash equivalents         $   2,385,746      $  10,951,622      $   1,472,249      $          --         $  14,809,617
  Accounts and notes
   receivable, net                         11,532          1,674,085            510,601                 --             2,196,218
  Inventories                                  --          1,313,611                 --                 --             1,313,611
  Prepaid and other current
   assets                                 195,094          2,579,131            123,303                 --             2,897,528
                                    -------------      -------------      -------------      -------------         -------------
        Total current assets            2,592,372         16,518,449          2,106,153                 --            21,216,974
                                    -------------      -------------      -------------      -------------         -------------

PROPERTY AND EQUIPMENT, net                82,409        163,473,309            148,997                 --           163,704,715
OTHER ASSETS                          189,355,896         29,211,119          4,833,754       (192,702,218)(b)        30,698,551
MINORITY INTEREST                              --                 --             75,199                 --                75,199
                                    -------------      -------------      -------------      -------------         -------------
TOTAL                               $ 192,030,677      $ 209,202,877      $   7,164,103      $(192,702,218)        $ 215,695,439
                                    =============      =============      =============      =============         =============

LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term
    debt                            $          --      $   4,932,178      $   2,658,356      $          --         $   7,590,534
  Accounts payable, accrued and
    other                               2,960,233         18,462,718            443,151         (1,720,652)(c)        20,145,450
                                    -------------      -------------      -------------      -------------         -------------
      Total current liabilities         2,960,233         23,394,896          3,101,507         (1,720,652)           27,735,984

LONG TERM DEBT,
  net of current portion              209,023,127        207,873,263          5,709,140       (216,414,045)(a)       206,191,485
                                    -------------      -------------      -------------      -------------         -------------
      Total liabilities               211,983,360        231,268,159          8,810,647       (218,134,697)          233,927,469
                                    -------------      -------------      -------------      -------------         -------------

CUMULATIVE  REDEEMABLE
  PREFERRED STOCK                      19,631,397                 --                 --                 --            19,631,397
STOCKHOLDERS' DEFICIENCY              (39,584,080)       (22,065,282)        (1,646,544)        25,432,479 (d)       (37,863,427)
                                    -------------      -------------      -------------      -------------         -------------

TOTAL                               $ 192,030,677      $ 209,202,877      $   7,164,103      $(192,702,218)        $ 215,695,439
                                    =============      =============      =============      =============         =============

----------
(a) To eliminate intercompany accounts and notes payable.
(b) To eliminate intercompany accounts and notes receivable, investment in subsidiaries and other capitalized costs.
(c) To eliminate intercompany deferred interest income.
(d) To eliminate investment in subsidiaries, other capitalized costs, and intercompany deferred interest income.

                         FITZGERALDS GAMING CORPORATION

                CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
                                DECEMBER 31, 1996


                                 FITZGERALDS                               NON
                                    GAMING           GUARANTOR          GUARANTOR         ELIMINATING          CONSOLIDATED
ASSETS                           CORPORATION       SUBSIDIARIES       SUBSIDIARIES          ENTRIES                TOTAL
                                -------------      -------------      -------------      -------------         -------------
CURRENT ASSETS:
  Cash and cash equivalents     $   2,887,273      $  10,033,067      $     429,157      $          --         $  13,349,497
  Accounts and notes
    receivable, net                    38,198          3,830,576            397,255                 --             4,266,029
  Inventories                              --          1,510,219             35,442                 --             1,545,661
  Prepaid and other current
     assets                           171,810          2,676,729            220,100                 --             3,068,639
                                -------------      -------------      -------------      -------------         -------------
     Total current assets           3,097,281         18,050,591          1,081,954                 --            22,229,826
                                -------------      -------------      -------------      -------------         -------------

PROPERTY AND
  EQUIPMENT, net                       81,178        147,502,651          4,299,254                 --           151,883,083
OTHER ASSETS                      126,663,939         18,588,082          2,651,644       (130,838,000)(a)        17,065,665
                                -------------      -------------      -------------      -------------         -------------

TOTAL                           $ 129,842,398      $ 184,141,324      $   8,032,852      $(130,838,000)        $ 191,178,574
                                =============      =============      =============      =============         =============

LIABILITIES AND
  STOCKHOLDERS'
  DEFICIENCY

CURRENT LIABILITIES:
  Current portion of
    long-term debt              $     120,415      $  27,210,354      $     418,851      $          --         $  27,749,620
  Accounts payable, accrued
    and other                       3,145,683         19,455,130            704,209         (1,791,806)(c)        21,513,216
                                -------------      -------------      -------------      -------------         -------------
      Total current
        liabilities                 3,266,098         46,665,484          1,123,060         (1,791,806)           49,262,836

LONG TERM DEBT, net of
  current portion                 114,922,596        145,492,473          7,121,669       (139,654,348)(b)       127,882,390
                                -------------      -------------      -------------      -------------         -------------
      Total liabilities           118,188,694        192,157,957          8,244,729       (141,446,154)          177,145,226
                                -------------      -------------      -------------      -------------         -------------

MINORITY INTEREST                          --                 --            587,837                 --               587,837
CUMULATIVE REDEEMABLE
  PREFERRED STOCK                  15,488,782                 --                 --                 --            15,488,782
STOCKHOLDERS' DEFICIENCY           (3,835,078)        (8,016,633)          (799,714)        10,608,154 (d)        (2,043,271)
                                -------------      -------------      -------------      -------------         -------------
TOTAL                           $ 129,842,398      $ 184,141,324      $   8,032,852      $(130,838,000)        $ 191,178,574
                                =============      =============      =============      =============         =============

----------
(a) To eliminate intercompany accounts and notes receivable and investment in subsidiaries.
(b) To eliminate intercompany accounts and notes payable.
(c) To eliminate intercompany deferred interest income.
(d) To eliminate investment in subsidiaries and intercompany deferred interest income.

                         FITZGERALDS GAMING CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                FITZGERALDS                            NON
                                  GAMING           GUARANTOR         GUARANTOR        ELIMINATING         CONSOLIDATED
                                CORPORATION      SUBSIDIARIES      SUBSIDIARIES         ENTRIES              TOTAL
                               -------------     -------------     -------------     -------------        -------------
OPERATING REVENUES:
  Casino                       $          --     $ 135,895,642     $   5,319,429     $          --        $ 141,215,071
  Food and beverage                       --        21,094,261         1,404,852                --           22,499,113
  Rooms                                   --        21,318,538                --                --           21,318,538
  Other                                   --         4,774,324         5,191,184                --            9,965,508
                               -------------     -------------     -------------     -------------        -------------
      Total                               --       183,082,765        11,915,465                --          194,998,230
  Less promotional
    allowances                            --        14,770,306           526,191                --           15,296,497
                               -------------     -------------     -------------     -------------        -------------
      Net                                 --       168,312,459        11,389,274                --          179,701,733
                               -------------     -------------     -------------     -------------        -------------

OPERATING COSTS AND
  EXPENSES:
  Casino                                  --        66,046,542         3,628,444                --           69,674,986
  Food and beverage                       --        16,178,476         1,036,409                --           17,214,885
  Rooms                                   --        12,512,496                --                --           12,512,496
  Other operating                         --         1,681,063                --                --            1,681,063
  Selling, general and
    administrative                 4,354,305        46,909,116         1,804,025        (4,134,268)(g)       48,933,178
  Depreciation and
    amortization                      20,794        11,757,606           275,377                --           12,053,777
  Write down of assets and
    lease settlement                  27,832         2,580,000         1,402,000                --            4,009,832
                               -------------     -------------     -------------     -------------        -------------
  Total                            4,402,931       157,665,299         8,146,255        (4,134,268)         166,080,217
                               -------------     -------------     -------------     -------------        -------------
INCOME (LOSS) FROM
  OPERATIONS                      (4,402,931)       10,647,160         3,243,019         4,134,268           13,621,516

OTHER INCOME (EXPENSE):
  Interest income                 17,438,078           349,823            11,163       (17,336,887)(h)          462,177
  Interest expense               (19,712,305)      (22,729,426)         (319,105)       17,265,733 (e)      (25,495,103)
  Other income (expense)          (9,184,622)        2,693,840          (207,980)        5,816,580 (f)         (882,182)
                               -------------     -------------     -------------     -------------        -------------
  Income (loss) before
    income taxes and
    extraordinary item           (15,861,780)       (9,038,603)        2,727,097         9,879,694          (12,293,592)
  Income tax (provision)
    benefit                        3,075,065        (1,413,031)       (1,662,034)               --                   --
                               -------------     -------------     -------------     -------------        -------------
  Income (loss) before
    extraordinary item           (12,786,715)      (10,451,634)        1,065,063         9,879,694          (12,293,592)
  Extraordinary item - Loss
    on early retirement
    of debt                      (18,683,651)         (564,277)               --                --          (19,247,928)
                               -------------     -------------     -------------     -------------        -------------

NET INCOME (LOSS)              $ (31,470,366)    $ (11,015,911)    $   1,065,063     $   9,879,694        $ (31,541,520)
                               =============     =============     =============     =============        =============

----------
(e) To eliminate intercompany interest expense.
(f) To eliminate interest in loss of subsidiaries and intercompany management fee expense.
(g) To eliminate intercompany management fee expense.
(h) To eliminate intercompany interest income, intercompany management fee income, intercompany deferred interest income, and other intercompany income.

                         FITZGERALDS GAMING CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                  FITZGERALDS                            NON
                                     GAMING         GUARANTOR         GUARANTOR         ELIMINATING         CONSOLIDATED
                                  CORPORATION      SUBSIDIARIES      SUBSIDIARIES         ENTRIES               TOTAL
                                 -------------     -------------     -------------     -------------        -------------
OPERATING REVENUES:
  Casino                         $          --     $ 105,760,883     $   5,524,001     $          --        $ 111,284,884
  Food and beverage                         --        17,043,731         1,508,247                --           18,551,978
  Rooms                                     --        15,875,829                --                --           15,875,829
  Other                                     --         3,476,265         4,258,163          (328,430)(d)        7,405,998
                                 -------------     -------------     -------------     -------------        -------------
      Total                                 --       142,156,708        11,290,411          (328,430)         153,118,689
  Less promotional allowances               --        11,951,259           637,083                --           12,588,342
                                 -------------     -------------     -------------     -------------        -------------
      Net                                   --       130,205,449        10,653,328          (328,430)         140,530,347
                                 -------------     -------------     -------------     -------------        -------------

OPERATING COSTS AND
  EXPENSES:
  Casino                                    --        54,497,530         3,910,240           (84,410)(d)       58,323,360
  Food and beverage                         --        12,254,352         1,076,119                --           13,330,471
  Rooms                                     --         9,644,494                --                --            9,644,494
  Other operating                           16         1,543,500                --                --            1,543,516
  Selling, general and
    administrative                   4,965,042        43,055,896         2,103,578        (5,203,760)(g)       44,920,756
  Depreciation and
    amortization                        13,071         8,651,374           232,506                --            8,896,951
                                 -------------     -------------     -------------     -------------        -------------
      Total                          4,978,129       129,647,146         7,322,443        (5,288,170)         136,659,548
                                 -------------     -------------     -------------     -------------        -------------

INCOME (LOSS) FROM
  OPERATIONS                        (4,978,129)          558,303         3,330,885         4,959,740            3,870,799

OTHER INCOME (EXPENSE):
  Interest income                   15,724,484         1,930,931           110,923       (15,705,850)(e)        2,060,488
  Interest expense                 (18,033,588)      (19,126,739)         (584,458)       17,497,656 (e)      (20,247,129)
  Other income (expense)            (7,993,455)        2,885,233          (332,491)        4,778,462 (f)         (662,251)
                                 -------------     -------------     -------------     -------------        -------------

INCOME (LOSS)
  BEFORE TAXES                     (15,280,688)      (13,752,272)        2,524,859        11,530,008          (14,978,093)

INCOME TAX (PROVISION)
  BENEFIT                               (5,044)        1,510,922           (21,711)               --            1,484,167
                                 -------------     -------------     -------------     -------------        -------------

NET INCOME (LOSS)                $ (15,285,732)    $ (12,241,350)    $   2,503,148     $  11,530,008        $ (13,493,926)
                                 =============     =============     =============     =============        =============

----------
(d) To eliminate intercompany rental income and expense.
(e) To eliminate intercompany interest expense, interest income and deferred interest income.
(f) To eliminate interest in loss of subsidiaries and intercompany management fee income.
(g) To eliminate intercompany rental expense and intercompany management fee expense.

                         FITZGERALDS GAMING CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                  FITZGERALDS                              NON
                                     GAMING          GUARANTOR          GUARANTOR       ELIMINATING         CONSOLIDATED
                                  CORPORATION       SUBSIDIARIES      SUBSIDIARIES        ENTRIES              TOTAL
                                 ---------------  -----------------  ---------------- ----------------    -----------------
OPERATING REVENUES:
  Casino                           $          --     $ 107,540,734     $   7,507,680     $          --        $ 115,048,414
  Food and beverage                           --        16,470,776         1,806,037                --           18,276,813
  Rooms                                       --        13,116,906                --                --           13,116,906
  Other                                       --         3,783,897         3,158,608           (73,364)(d)        6,869,141
                                   -------------     -------------     -------------     -------------        -------------
      Total                                   --       140,912,313        12,472,325           (73,364)         153,311,274
  Less promotional allowances                 --        11,099,855           814,323                --           11,914,178
                                   -------------     -------------     -------------     -------------        -------------
      Net                                     --       129,812,458        11,658,002           (73,364)         141,397,096
                                   -------------     -------------     -------------     -------------        -------------

OPERATING COSTS AND
  EXPENSES:
  Casino                                      --        51,988,877         5,227,830           (58,687)(d)       57,158,020
  Food and beverage                           --        11,259,768         1,237,120                --           12,496,888
  Rooms                                       --         7,120,826                --                --            7,120,826
  Other operating                             --         1,811,534             9,623                --            1,821,157
  Selling, general and
   administrative                         94,872        37,331,202         3,610,290           (14,677)(d)       41,021,687
  Depreciation and amortization               --         7,397,005           613,493                --            8,010,498
                                   -------------     -------------     -------------     -------------        -------------
      Total                               94,872       116,909,212        10,698,356           (73,364)         127,629,076
                                   -------------     -------------     -------------     -------------        -------------

INCOME (LOSS) FROM
  OPERATIONS
                                         (94,872)       12,903,246           959,646                --           13,768,020

OTHER INCOME (EXPENSE):
  Interest income                        576,366           504,235           106,677          (866,493)(e)          320,785
  Interest expense                      (545,338)      (14,230,036)       (1,117,971)          866,493 (e)      (15,026,852)
  Other income (expense)              (2,782,270)          887,056           (54,620)        1,458,938 (f)         (490,896)
                                   -------------     -------------     -------------     -------------        -------------

INCOME (LOSS) BEFORE
  TAXES                               (2,846,114)           64,501          (106,268)        1,458,938           (1,428,943)

INCOME TAX (PROVISION)
  BENEFIT                                 24,274        (2,054,640)         (795,380)               --           (2,825,746)
                                   -------------     -------------     -------------     -------------        -------------

NET INCOME (LOSS)                  $  (2,821,840)    $  (1,990,139)    $    (901,648)    $   1,458,938        $  (4,254,689)
                                   =============     =============     =============     =============        =============

----------
(d) To eliminate intercompany rental income and expense.
(e) To eliminate intercompany interest income and expense.
(f) To eliminate interest in loss of subsidiaries.

                         FITZGERALDS GAMING CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       FITZGERALDS                            NON
                                         GAMING          GUARANTOR         GUARANTOR         ELIMINATING          CONSOLIDATED
                                       CORPORATION      SUBSIDIARIES      SUBSIDIARIES         ENTRIES               TOTAL
                                      -------------     -------------     -------------     -------------        -------------
  NET CASH PROVIDED BY
    (USED IN) OPERATING
    ACTIVITIES                        $  (6,529,107)    $   4,074,467     $   3,741,897     $          --        $   1,287,257
                                      -------------     -------------     -------------     -------------        -------------

CASH FLOWS FROM
  INVESTING ACTIVITIES:

    Proceeds from sale of assets                 --           109,012            20,936                --              129,948
    Repayments from related parties              --         2,518,805                --                --            2,518,805
    Acquisition of property
      and equipment                         (22,025)       (3,566,861)          (53,992)               --           (3,642,878)
    Advances to related parties         (61,500,446)              --                --         61,500,446 (b)               --
    (Increase) decrease in
     restricted cash-construction          (355,572)        2,215,908                --                --            1,860,336
    Purchase of business, net
     of cash acquired                            --       (25,747,169)               --                --          (25,747,169)
    Dividends received                    2,896,714         1,911,893                --        (4,808,607)(a)               --
    Other                                        --           224,406                --                --              224,406
                                      -------------     -------------     -------------     -------------        -------------
  Net cash  provided  by (used
    in) investing activities            (58,981,329)      (22,334,006)          (33,056)       56,691,839          (24,656,552)
                                      -------------     -------------     -------------     -------------        -------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
    Proceeds from 1997 Offering         202,634,300                --                --                --          202,634,300
    Payment of debt offering costs       (9,225,656)       (2,082,772)               --                --          (11,308,428)
    Advances from related parties                --        61,500,446                --       (61,500,446)(b)               --
    Proceeds  from issuance of debt              --        38,221,811                --                --           38,221,811
    Repayment of long-term debt        (128,399,735)      (73,757,422)         (416,463)               --         (202,573,620)
    Dividends                                    --        (2,896,714)       (2,249,286)        4,808,607 (a)         (337,393)
    Repayments to related parties                --        (1,807,255)               --                --           (1,807,255)
                                      -------------     -------------     -------------     -------------        -------------
  Net cash provided by (used
    in) financing activities             65,008,909        19,178,094        (2,665,749)      (56,691,839)          24,829,415
                                      -------------     -------------     -------------     -------------        -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     (501,527)          918,555         1,043,092                --            1,460,120
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                       2,887,273        10,033,067           429,157                --           13,349,497
                                      -------------     -------------     -------------     -------------        -------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                         $   2,385,746     $  10,951,622     $   1,472,249     $          --        $  14,809,617
                                      =============     =============     =============     =============        =============

----------
(a)  To eliminate intercompany dividends.
(b)  To eliminate intercompany advances.

                         FITZGERALDS GAMING CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                    FITZGERALDS                          NON
                                      GAMING          GUARANTOR       GUARANTOR        ELIMINATING        CONSOLIDATED
                                   CORPORATION      SUBSIDIARIES     SUBSIDIARIES        ENTRIES             TOTAL
                                   ------------     ------------     ------------     ------------        ------------
  NET CASH PROVIDED BY
    (USED IN) OPERATING
    ACTIVITIES                     $(11,572,491)    $  9,004,758     $  3,326,332     $         --        $    758,599
                                   ------------     ------------     ------------     ------------        ------------

CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Proceeds from sale of
      assets                                 --          334,798           37,731               --             372,529
    Repayments from
      related parties                        --           86,664               --               --              86,664
    Acquisition  of property
      and equipment                     (94,249)     (53,164,997)          (4,493)              --         (53,263,739)
    Decrease in restricted
      cash - construction                    --       46,845,677               --               --          46,845,677
    Dividends received                       --        3,698,396               --       (3,698,396)(a)              --
    Other                                    --         (408,999)              --               --            (408,999)
                                   ------------     ------------     ------------     ------------        ------------
  Net cash provided by (used
    in) investing activities            (94,249)      (2,608,461)          33,238       (3,698,396)         (6,367,868)
                                   ------------     ------------     ------------     ------------        ------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
    Proceeds  from  issuance
      of common stock                     1,350               --               --               --               1,350
    Payment of debt
      offering costs                   (275,625)              --               --               --            (275,625)
    Proceeds  from  issuance
      of debt                         5,654,211        3,988,853               --               --           9,643,064
    Repayment of long-term
      debt                             (523,332)      (9,119,798)        (579,131)              --         (10,222,261)
    Dividends                                --               --       (4,103,544)       3,698,396 (a)        (405,148)
    Decrease in restricted cash              --          471,569               --               --             471,569
    Other                                    --          (98,007)              --               --             (98,007)
                                   ------------     ------------     ------------     ------------        ------------
  Net cash provided by
    (used in) financing
    activities                        4,856,604       (4,757,383)      (4,682,675)       3,698,396            (885,058)
                                   ------------     ------------     ------------     ------------        ------------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                        (6,810,136)       1,638,914       (1,323,105)              --          (6,494,327)

CASH AND CASH
  EQUIVALENTS, BEGINNING
  OF YEAR                             9,697,409        8,394,153        1,752,262               --          19,843,824
                                   ------------     ------------     ------------     ------------        ------------
CASH AND CASH
  EQUIVALENTS, END
  OF YEAR                          $  2,887,273     $ 10,033,067     $    429,157     $         --        $ 13,349,497
                                   ============     ============     ============     ============        ============

----------
(a)  To eliminate intercompany dividends.

                         FITZGERALDS GAMING CORPORATION
           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                       FITZGERALDS                             NON
                                         GAMING           GUARANTOR        GUARANTOR         ELIMINATING          CONSOLIDATED
                                       CORPORATION      SUBSIDIARIES      SUBSIDIARIES         ENTRIES               TOTAL
                                      -------------     -------------     -------------     -------------        -------------
  NET CASH PROVIDED BY
    (USED IN) OPERATING
    ACTIVITIES                        $    (708,178)    $  10,203,560     $  (1,027,387)    $          --        $   8,467,995
                                      -------------     -------------     -------------     -------------        -------------

CASH FLOWS FROM
  INVESTING ACTIVITIES:
    Proceeds from sale of assets                 --           634,730         9,073,601                --            9,708,331
    Repayments from
      related parties                            --            25,137           219,466           (25,137)(a)          219,466
    Purchase of treasury stock                   --          (333,333)               --                --             (333,333)
    Acquisition of property and
     equipment                                   --        (9,740,664)          (89,463)               --           (9,830,127)
    Advances to related parties        (114,874,329)               --                --       114,874,329 (a)               --
    Increase in restricted
      cash - construction                        --       (49,100,000)               --                --          (49,100,000)
    Increase in advances
      receivable                                 --          (541,650)               --                --             (541,650)
    Dividends received                           --           777,750                --          (777,750)(b)               --
    Investment in Fremont
      Street Experience                          --          (526,678)               --                --             (526,678)
                                      -------------     -------------     -------------     -------------        -------------
  Net cash provided by (used
    in) investing activities           (114,874,329)      (58,804,708)        9,203,604       114,071,442          (50,403,991)
                                      -------------     -------------     -------------     -------------        -------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
    Proceeds from 1995 Offering         135,014,840                --                --                --          135,014,840
    Payment of debt offering
      costs                              (9,983,915)               --                --                --           (9,983,915)
    Advances from related parties                --       115,742,524                --      (114,874,329)(a)          868,195
    Proceeds from issuance of debt               --         7,200,963                --                --            7,200,963
    Repayment of long-term debt                  --       (70,084,605)       (8,869,635)               --          (78,954,240)
    Dividends                                    --          (914,792)         (881,250)          777,750 (b)       (1,018,292)
    Repayments to related parties                --        (2,925,562)         (212,892)           25,137 (a)       (3,113,317)
    Increase in restricted cash                  --          (120,415)               --                --             (120,415)
                                      -------------     -------------     -------------     -------------        -------------
  Net cash provided by (used in)
    financing activities                125,030,925        48,898,113        (9,963,777)     (114,071,442)          49,893,819
                                      -------------     -------------     -------------     -------------        -------------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                             9,448,418           296,965        (1,787,560)               --            7,957,823

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                         248,991         8,097,188         3,539,822                --           11,886,001
                                      -------------     -------------     -------------     -------------        -------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                         $   9,697,409     $   8,394,153     $   1,752,262     $          --        $  19,843,824
                                      =============     =============     =============     =============        =============

----------
(a)  To eliminate intercompany advances and repayments.
(b)  To eliminate intercompany dividends.


                                     ******

FITZGERALDS GAMING CORPORATION                    SCHEDULE II
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
------------------------------------------------------------------------------
Year Ended    Beginning Balance     Provisions    Recoveries     Ending Balance
----------    -----------------     ----------    ----------     --------------
 12/31/95          $376,626           $273,143     $(306,539)       $343,230
 12/31/96           343,230            373,978      (463,266)        253,942
 12/31/97           253,942            560,462      (402,523)        411,811

ALLOWANCE FOR DOUBTFUL RELATED PARTY NOTES RECEIVABLE:
-------------------------------------------------------------------------------
Year Ended    Beginning Balance     Provisions    Recoveries     Ending Balance
----------    -----------------     ----------    ----------     --------------
 12/31/95          $510,439         $       -     $       -         $510,439
 12/31/96           510,439                 -             -          510,439
 12/31/97           510,439                 -      (510,439)               -

ALLOWANCE TO WRITE DOWN ASSETS HELD FOR SALE TO ESTIMATED REALIZABLE VALUE:
------------------------------------------------------------- -----------------
Year Ended    Beginning Balance      Additions     Deletions     Ending Balance
----------    -----------------     ----------    -----------    --------------
 12/31/95         $1,401,262        $        -    $(1,401,262)     $        -
 12/31/96                  -                 -              -               -
 12/31/97                  -         2,157,000              -       2,157,000
