Form 10-Q
period 1998-03-29
FITZGERALDS GAMING CORP
filed 1998-05-11
CIK 948087

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

                                       OR

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


      For the Transition period from _________________ to ____________________ .

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

       Shares outstanding of each of the registrant's classes of common stock as of May 11, 1998

                   Class                          Outstanding as of May 11, 1998
                   -----                          ------------------------------
        Common stock, $.01 par value                         4,012,846

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                      INDEX



PART I     FINANCIAL INFORMATION

           ITEM 1     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 29, 1998
                      AND DECEMBER 31, 1997                                             4

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                      QUARTERS ENDED MARCH 29, 1998 AND MARCH 30, 1997                  6

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                      QUARTERS ENDED MARCH 29, 1998 AND MARCH 30, 1997                  7

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              8

           ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                              11

PART II    OTHER INFORMATION                                                           21

           SIGNATURES                                                                  24

                                     PART I

                              FINANCIAL INFORMATION



                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 29, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

ASSETS                                                      MAR. 29, 1998      DEC. 31, 1997
                                                            -------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                                $ 16,818,973        $ 14,809,617
  Accounts receivable, net of allowance for doubtful
    accounts of $475,883 and $411,881                          2,139,984           2,060,045
  Accounts and notes receivable - related parties                137,476             136,173
  Inventories                                                  1,159,937           1,313,611
  Prepaid expenses:
    Gaming taxes                                               1,058,986           1,163,342
    Other                                                      1,712,544           1,734,186
                                                            ------------        ------------
      Total current assets                                    23,027,900          21,216,974
                                                            ------------        ------------

PROPERTY AND EQUIPMENT, net                                  162,933,204         163,704,715
                                                            ------------        ------------

OTHER ASSETS:
  Estimated realizable value of Nevada Club assets
    held for sale                                              3,979,227           3,979,228
  Restricted cash - construction                                 273,519             393,987
  Restricted investment                                        1,000,000           1,000,000
  Investments                                                  1,175,063           1,347,813
  Debt offering costs                                          8,681,572           8,724,936
  Goodwill, net                                               13,960,533          14,046,231
  Other assets                                                 1,197,408           1,206,356
                                                            ------------        ------------

      Total other assets                                      30,267,322          30,698,551
                                                            ------------        ------------

MINORITY INTEREST                                                     --              75,199
                                                            ------------        ------------

  TOTAL                                                     $216,228,426        $215,695,439
                                                            ============        ============

                                                                     (continued)



See Notes to Condensed Consolidated Financial Statements
                                                                    Page 4 of 24

FITZGERALDS GAMING CORPORATION

MARCH 29, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              MAR. 29, 1998         DEC. 31, 1997
                                                                      -------------         -------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                   $   5,882,244         $   7,285,897
  Current portion of notes payable - related parties                        304,637               304,637
  Accounts payable                                                        4,131,837             7,236,856
  Accrued and other:
    Payroll and related                                                   5,236,287             4,061,565
    Progressive jackpots                                                  1,118,482               979,449
    Outstanding chips and tokens                                            894,412               768,633
    Interest                                                              6,415,405               175,432
    Offering costs                                                          233,990               660,775
    Other                                                                 5,827,550             6,262,740
                                                                      -------------         -------------

       Total current liabilities                                         30,044,844            27,735,984

LONG-TERM DEBT, net of current portion                                  206,978,022           206,191,485
                                                                      -------------         -------------

        Total liabilities                                               237,022,866           233,927,469
                                                                      -------------         -------------

MINORITY INTEREST                                                            17,748                    --
                                                                      -------------         -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
  $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $7,995,550 and
  $6,983,663 recorded at liquidation preference, net of
  unamortized offering costs and discount of $7,229,620
  and $7,352,266, respectively                                           20,765,930            19,631,397
                                                                      -------------         -------------

STOCKHOLDERS' DEFICIENCY:
    Common stock, $.01 par value; 29,200,000 shares
      authorized; 4,012,846 shares issued and outstanding                    40,128                40,128
  Additional paid-in capital                                             23,649,582            23,649,582
  Accumulated deficit                                                   (65,267,828)          (61,553,137)
                                                                      -------------         -------------

    Total stockholders' deficiency                                      (41,578,118)          (37,863,427)
                                                                      -------------         -------------

TOTAL                                                                 $ 216,228,426         $ 215,695,439
                                                                      =============         =============



See Notes to Condensed Consolidated Financial Statements
                                                                    Page 5 of 24

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 29, 1998 AND MARCH 30, 1997
--------------------------------------------------------------------------------

                                                  MAR. 29, 1998       MAR. 30, 1997
                                                  -------------       -------------
OPERATING REVENUES:
  Casino                                          $ 38,809,468         $ 30,617,232
  Food and beverage                                  5,931,651            5,285,837
  Rooms                                              4,786,502            4,870,739
  Other                                              2,172,458            2,109,503
                                                  ------------         ------------
      Total                                         51,700,079           42,883,311
  Less promotional allowances                        4,281,723            3,465,925
                                                  ------------         ------------
      Net                                           47,418,356           39,417,386
                                                  ------------         ------------

OPERATING COSTS AND EXPENSES:
  Casino                                            19,086,529           15,555,957
  Food and beverage                                  4,140,180            3,978,337
  Rooms                                              2,813,508            2,880,444
  Other operating expense                              482,350              352,429
  Selling, general and administrative               13,185,522           11,027,173
  Depreciation and amortization                      3,250,680            2,834,482
                                                  ------------         ------------
      Total                                         42,958,769           36,628,822
                                                  ------------         ------------

INCOME FROM OPERATIONS                               4,459,587            2,788,564

OTHER INCOME (EXPENSE):
  Interest income                                       78,211               82,262
  Interest income - stockholders                            --               19,479
  Interest expense                                  (6,815,532)          (5,752,214)
  Interest expense - stockholders                       (4,583)             (36,452)
  Other expense                                       (297,841)            (524,284)
                                                  ------------         ------------

NET LOSS                                            (2,580,158)          (3,422,645)

PREFERRED STOCK DIVIDENDS                           (1,134,533)            (979,184)
                                                  ------------         ------------

NET LOSS APPLICABLE TO COMMON STOCK               $ (3,714,691)        $ (4,401,829)
                                                  ============         ============

NET LOSS PER COMMON SHARE - BASIC                 $      (0.93)        $      (1.10)
                                                  ============         ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           4,012,846            4,012,846
                                                  ============         ============



See Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 29, 1998 AND MARCH 30, 1997
-------------------------------------------------------------------------------

                                                                MAR. 29, 1998        MAR. 30, 1997
                                                                -------------        -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                      $  5,508,580         $    784,252
                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                       473,487                6,000
  Acquisition of property and equipment                           (1,198,616)          (1,460,328)
  Decrease in restricted cash - construction                         120,468            1,694,534
  Other                                                             (203,872)             283,834
                                                                ------------         ------------

    Net cash provided by (used in) investing activities             (808,533)             524,040
                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                          --              328,203
  Payment of debt offering costs                                    (580,111)                  --
  Repayment of long-term debt                                     (2,044,788)          (1,953,611)
  Dividends to minority stockholders                                 (65,792)             (99,441)
                                                                ------------         ------------

    Net cash used in financing activities                         (2,690,691)          (1,724,849)
                                                                ------------         ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             2,009,356             (416,557)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    14,809,617           13,349,497
                                                                ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 16,818,973         $ 12,932,940
                                                                ============         ============

CASH PAID FOR INTEREST                                          $    286,258         $    678,457
                                                                ============         ============

SUMMARY OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

Property and equipment acquired through issuance of debt        $  1,344,944         $     38,729
Accretion of discount on preferred stock                             122,647              105,852
Accrual of preferred stock dividends                               1,011,885              873,332
Accrual of offering costs                                            153,326                   --



See Notes to Condensed Consolidated Financial Statements
                                                                    Page 7 of 24

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation

        The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") as of March 29, 1998 and for the quarters ended March 29, 1998 and March 30, 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the quarter ended March 29, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

2.      Recently Issued Accounting Standards

        In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The adoption of SFAS 128 had no effect on the Company's loss per share calculation for the quarter ended March 30, 1997.

        During the quarters ended March 29, 1998 and March 30, 1997, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 670,327 shares of common stock at prices ranging from $1.00 to $1.10 per share and 757,642 shares of common at prices ranging from $1.00 to $4.50 per share and warrants to purchase 1,971,835 and 2,675,237 shares of common stock at $.01 per share were outstanding at March 29, 1998 and March 30, 1997, respectively. Such options and warrants are not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

        On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new statement will have a material impact on the financial statements of the Company.

        Also in June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires qualitative disclosure of certain financial descriptive information about a company's operating segments. The Company anticipates with the adoption of SFAS 131, it will expand its segment disclosures relative to Nevada, Colorado and Mississippi operations. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously reported, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

3.      Long-Term Debt

        In December 1997, the Company issued $205.0 million 12 1/4% Senior Secured Notes due 2004. Of the $202.6 million net proceeds, the Company used $123.0 million to retire its 13% Senior Secured Notes due 2002 With Contingent Interest; $5.4 million to retire its 13% Priority Secured Notes due 1998; $39.7 million to retire the 13% First Mortgage Notes due 2000 of 101 Main Street Limited Liability Company ("101 Main"); and approximately $20.1 million to retire other secured indebtedness. Of the remaining proceeds, $8.7 million was used for expenses of the offering and $5.7 million was applied to accrued interest totaling approximately $10.6 million at December 31, 1997.

4.      Contingencies

        On May 31, 1995, Fitzgeralds Reno, Inc. ("FRI") sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently sold Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments to five lessors in the amount of approximately $580,000 annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of March 29, 1998, the current owner of Harolds Club was approximately $1,251,000 in arrears in land lease payments and approximately $285,000 in arrears in property taxes and assessments.

        The current owner of Harolds Club and the five land lessors have received a verbal offer to purchase their respective interests in Harolds Club. The same unrelated party has made an offer to purchase the Nevada Club, and in anticipation of completing the sale, the Company closed the Nevada Club in December 1997. To facilitate the sale of both properties, and subject to terms and conditions to be agreed upon between the potential purchaser and FRI, FRI has agreed to pay the land lessors $2,125,000 in exchange for a dismissal with prejudice of all claims and cross-claims against FRI rising out of FRI's purchase and subsequent sale of Harolds Club. FRI anticipates paying $600,000 of the $2,125,000 settlement in cash, less the cumulative amount of interim monthly rental payments ($28,977 per month, concurrently with the closing of the Harolds Club transaction and executing five separate promissory notes totaling $1,525,000 for the balance. The notes will be amortized over five years with interest fixed at the prime rate in effect at the largest financial institution in Nevada on the date the notes are executed and will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company. In addition to such guarantee, and subject to certain conditions, a prior owner of Harolds Club named in four of the five actions has agreed to reimburse FRI $300,000, and to provide a payment guarantee for one of the five notes as its contribution to the settlement of the actions. Each of the notes will be permitted to be prepaid any time together with interest accrued to the date of payment. The closing of the Harolds Club transaction is subject to the receipt by FRI of the $300,000 reimbursement and the closing of the Nevada Club sale. During the quarter ended March 29, 1998, the Company did not incur any expenses for the anticipated net settlement obligation or related legal fees. See Part II, Item 1. Legal Proceedings.

5.      Nevada Club

        In the fall of 1997, the Company received an offer to purchase the Nevada Club from an unaffiliated party and closed the casino in December 1997 in anticipation of the pending sale. Although it is currently anticipated that the sale will close during 1998, no assurance can be given that the sale will be completed. See Part II, Item 1. Legal Proceedings.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion contains certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management and environmental matters. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

        GENERAL

        Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, located in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno") Tunica, Mississippi ("Fitzgeralds Tunica") and Black Hawk, Colorado ("Fitzgeralds Black Hawk"). The Company also has an exclusive agreement through May 2000 to manage the Cliff Castle Casino, ("Cliff Castle"), a gaming facility in Camp Verde, Arizona, owned and operated by the Yavapai-Apache Indian Nation. In consideration of the work performed by the Company prior and subsequent to the opening of the Turning Stone Casino in Verona, New York, the Company entered into a settlement agreement with the Oneida Indian Nation pursuant to which it receives monthly payments through August 1998. The Company has received an offer to purchase the Nevada Club, located in Reno, Nevada, from an unaffiliated party and closed the property in December 1997 in anticipation of the pending sale.

        Changes in operations affecting the period-to-period comparisons below include (a) the purchase of the remaining 78% membership interest in 101 Main, which owns and operates Fitzgeralds Black Hawk, on August 15, 1997 and (b) the closing of Nevada Club in December 1997 in anticipation of its pending sale.

        In the narrative discussion below, the "1998 Period" is defined as the quarter ended March 29, 1998 and the "1997 Period" is defined as the quarter ended March 30, 1997. Financial performance is focused on the principal ongoing operating properties of the Company, which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno and, commencing August 15, 1997, Fitzgeralds Black Hawk, and management fees received by Fitzgeralds Incorporated

("FI"), collectively referred to as (the "Properties"). Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 in anticipation of its pending sale and, in management's opinion, is not material to the ongoing operations of the Company. Results for the Properties include corporate expenses allocated to the respective properties. Such amounts for each property were approximately $250,000 for each of the periods represented.

RESULTS OF OPERATIONS

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 1998 Period and the 1997 Period. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors increased 31.8%, from $6.2 million for the 1997 Period to $8.1 million for the 1998 Period. For a definition of EBIDTA and adjusted EBITDA, see footnotes 3 and 5 of the table.

STATEMENT OF OPERATIONS DATA       MAR. 29, 1998    MAR. 30, 1997
                                   -------------    -------------
                                          (IN THOUSANDS)
Net Operating Revenues:
  Fitzgeralds Las Vegas               $ 12,867        $ 12,038
  Fitzgeralds Tunica                    16,458          16,198
  Fitzgeralds Reno                       8,008           8,408
  Fitzgeralds Black Hawk1                8,731              --
  Other2                                 1,354           1,284
                                      --------        --------
      Total Properties                  47,418          37,928
  Nevada Club                               --           1,489
                                      --------        --------
      Total                           $ 47,418        $ 39,417
                                      ========        ========
Income (Loss) from Operations:
  Fitzgeralds Las Vegas               $    871        $    355
  Fitzgeralds Tunica                       817           1,637
  Fitzgeralds Reno                        (383)             54
  Fitzgeralds Black Hawk1                2,431              --
  Other                                  1,130             795
                                      --------        --------
      Total Properties                   4,866           2,841
  Nevada Club                             (406)            (52)
                                      --------        --------
      Total                           $  4,460        $  2,789
                                      ========        ========
OTHER DATA
EBITDA3:
  Fitzgeralds Las Vegas               $  1,624        $  1,119
  Fitzgeralds Tunica                     2,283           3,081
  Fitzgeralds Reno                         200             628
  Fitzgeralds Black Hawk1                2,849              --
  Other4                                 1,156             799
                                      --------        --------
      Total Properties                   8,112           5,627
  Nevada Club                             (402)             (4)
                                      --------        --------
      Total EBITDA                       7,710           5,623
  Adjustments to EBITDA5:                  402             532
                                      --------        --------
      Adjusted EBITDA                 $  8,112        $  6,155
                                      ========        ========

Net Cash Provided by (Used in):
  Operating Activities                $  5,509        $    784
  Investing Activities                    (809)            524
  Financing Activities                  (2,691)         (1,725)
Depreciation and Amortization            3,251           2,834
Capital Expenditures                    (2,544)         (1,499)

 Earnings to Fixed Charges6                 --              --


--------------

1       Includes operating results of Fitzgeralds Black Hawk for the 1998
        Period.

2 Includes management fees from Fitzgeralds Black Hawk for the 1997 Period, Cliff Castle and Turning Stone.

3 EBITDA, or "earnings before interest, taxes on income, depreciation and amortization", is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

4 Includes fees from management agreement from Fitzgeralds Black Hawk for the 1997 Period, Cliff Castle and Turning Stone, net of corporate expenses and expenses of FI.

5 Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented and (ii) inclusion of $0.5 million in cash received by the Company in the 1997 Period as a result of its 22% membership in 101 Main.

6 For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $2.2 million and $2.8 million for the 1998 and 1997 Periods, respectively.

OPERATING REVENUES

        Total revenues for the Properties were $51.7 million and net operating revenues were $47.4 million for the 1998 Period, representing 25.3% and 25.0% increases, respectively, over total revenues of $41.3 million and net operating revenues of $37.9 million for the 1997 Period. Such increases were due primarily to the consolidation of operating results of Fitzgeralds Black Hawk for the 1998 Period which were not included in the 1997 Period.

        The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties (of which approximately 80.3% and 75.5% were derived from slot machine revenues for the 1998 and 1997 Periods, respectively) increased 32.2% to $38.8 million for the 1998 Period from the $29.4 million recorded for the 1997 Period, due primarily to the consolidation of operating results of Fitzgeralds Black Hawk. Casino revenues increased 10.5% at the Las Vegas property, due primarily to improved marketing strategies and an effective guest development program, and increased 3.2% at the Tunica property. Casino revenues decreased 4.8% at the Reno property, due primarily to severe weather conditions throughout the 1998 Period which affected travel over the mountains to Reno, particularly on weekends. Casino revenue for the Properties represented 75.1% and 71.1% of total revenues for the Properties for the 1998 and 1997 Periods, respectively.

        Room revenues for the Properties (at 9.3% and 11.8% of total revenues for the Properties for the 1998 and 1997 Periods, respectively) decreased 1.7% from the 1997 Period. At Fitzgeralds Tunica, room revenues were essentially unchanged. This was due to the combination of a higher average occupancy rate, which increased to 97.7% from 87.1% for the 1997 Period, offset by a decrease in the average daily rate of 10.0% for the 1998 Period due to an increase in room capacity in the market. Room revenues decreased 3.5% at Fitzgeralds Las Vegas while the occupancy rate decreased to 92.0% from 93.8% for the 1997 Period and the average daily rate decreased 1.4%. At Fitzgeralds Reno, room revenues also decreased slightly. The occupancy rate decreased to 81.2% from 86.2% for the 1997 Period, mainly due to severe weather conditions, but was offset by a 7.7% increase in the average daily rate for the 1998 Period as the result of room demand by the Men's National Bowling Tournament whose participants primarily travel to Reno by air.

        Food and beverage revenues for the Properties (at 11.5% and 12.0% of total revenues for the Properties for the 1998 and 1997 Periods, respectively) increased approximately $1.0 million or 20.1% from the 1997 Period to the 1998 Period. This increase was the result of gains at the Tunica, Las Vegas and Reno properties of 11.4%, 6.0% and 5.4%, respectively, and inclusion of Fitzgeralds Black Hawk revenues of approximately $0.6 million for the 1998 Period.

        Other Revenues for the Properties increased only slightly for the 1998 Period, as a result of increased management fees from Cliff Castle for the 1998 Period offset by the termination of Fitzgeralds Black Hawk management fees which were reported in the 1997 Period.

        Promotional allowances for the Properties increased 28.4% for the year as a result of increases in volumes, partially offset by improved methods to award complimentary goods and services and inclusion of Fitzgeralds Black Hawk promotional allowances for the 1998 Period.

OPERATING COSTS AND EXPENSES

        Total operating costs and expenses for the Properties increased 21.3%, to $42.6 million for the 1998 Period from $35.1 million for the 1997 Period, due to increases in revenues and payroll costs, and inclusion of Fitzgeralds Black Hawk operating expenses of approximately $6.3 million.

        Casino expenses for the Properties were $18.9 million for the 1998 Period, a 29.3% increase from the $14.6 million for the 1997 Period, primarily due to inclusion of Fitzgeralds Black Hawk casino expenses, which accounted for 86.0% of the total increase for the 1998 Period. Food and beverage expenses for the Properties increased 11.3%, to $4.1 million for the 1998 Period from $3.7 million for the 1997 Period. Room expenses for the Properties decreased 2.3%, to $2.8 million for the 1998 Period from $2.9 million for the 1997 Period, primarily as the result of improved efficiencies in operations and reduction of revenue volumes. At the Las Vegas and Reno properties, room expenses decreased by 8.0% and 8.3%, respectively, but increased at the Tunica property by 9.2%, due primarily to increases in payroll costs. Selling, general and administrative expense for the Properties increased 20.9%, to $13.0 million for the 1998 Period from $10.7 million for the 1997 Period due mostly to increases in personnel and marketing expenses, and inclusion of Fitzgeralds Black Hawk expenses for the 1998 Period, as explained below.

        Personnel expenses for the Properties increased 16.9%, to approximately $18.0 million for the 1998 Period from approximately $15.4 million for the 1997 Period. This increase was due primarily to inclusion of Fitzgeralds Black Hawk personnel expenses, which accounted for 76.5% of the total increase for the 1998 Period, and a 14.3% increase at the Tunica property due to under-staffing for a portion of the 1997 Period.

        Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player tracking card, increased 20.4% for the 1998 Period. The increase is due to more intensive marketing efforts at the Tunica property undertaken in response to increasing competitive activity and inclusion of Fitzgeralds Black Hawk marketing expenses, which accounted for 85.4% of the total increase for the 1998 Period. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

        Depreciation and amortization expense of the Properties increased 16.5%, to $3.2 million for the 1998 Period from $2.8 million for the 1997 Period. The increase resulted primarily from inclusion of Fitzgeralds Black Hawk depreciation and amortization expense of $0.4 million for the 1998 Period.

INCOME FROM OPERATIONS

        As a result of the foregoing, income from operations for the Properties increased 71.3%, to $4.9 million for the 1998 Period from $2.8 million for the 1997 Period.

NET INTEREST EXPENSE

        Interest expense for the Properties (net of interest income), increased 19.1%, to $6.7 million for the 1998 Period from $5.6 million for the 1997 Period, primarily due to increased debt as a result of the purchase of the 78% interest in 101 Main.

NET LOSS

        For the reasons described above, net loss for the Properties decreased to $2.3 million for the 1998 Period as compared to $3.2 million for the 1997 Period.

LIQUIDITY AND CAPITAL RESOURCES

        In December 1997, the Company issued $205.0 million 12 1/4% Senior Secured Notes due 2004. Of the $202.6 million net proceeds, the Company used $123.0 million to retire its 13% Senior Secured Notes due 2002 With Contingent Interest, $5.4 million to retire its 13% Priority Secured Notes due 1998, $39.7 million to retire the 101 Main 13% First Mortgage Notes due 2000; and approximately $20.1 million to retire other secured indebtedness. Of the remaining proceeds, $8.7 million was used for expenses of the offering and $5.7 million was applied to accrued interest totaling approximately $10.6 million at December 31, 1997.

        At March 29, 1998, the Company had unrestricted cash of $16.9 million, compared to $14.8 million at December 31, 1997 and $12.9 million at March 30, 1997. The Company's primary sources of liquidity and cash flow during the 1998 Period were operations of $5.5 million, and proceeds from the sale of assets of $0.5 million. Uses of liquidity during the 1998 Period included acquisition of property and equipment of $1.2 million, repayment of long term debt of $2.0 million and payment of debt offering costs of $0.6 million.

        Net cash used in investing activities was $0.8 million for the 1998 Period as compared to net cash provided of $0.5 million for the 1997 Period. Net cash used in financing activities was $2.7 million for the 1998 Period as compared with net cash used of $1.7 million during the 1997 Period.

        Under the terms of certain indemnification, assignment and assumption and guarantee agreements executed by FRI in connection with the purchase and subsequent sale of Harolds Club, FRI is contingently obligated for certain land lease payments to five lessors in the amount of approximately $580,000 annually plus certain property-related costs, such as taxes and insurance if said lease payments and costs are not paid by the current owner of Harolds Club. As of March 28, 1998, the current owner of Harolds Club was approximately $1,251,000 in arrears in land lease payments and approximately $285,000 in arrears in property taxes and assessments.

        The current owner of Harolds Club and the five land lessors have received a verbal offer to purchase their respective interests in Harolds Club. The same unrelated party has made an offer to purchase the Nevada Club, and in anticipation of completing the sale, the Company closed the Nevada Club in December 1997. To facilitate the sale of both properties, and subject to terms and conditions to be agreed upon between the potential purchaser and FRI, FRI has agreed to pay the land lessors $2,125,000 in exchange for a dismissal with prejudice of all claims and cross-claims against FRI rising out of FRI's purchase and subsequent sale of Harolds Club. FRI anticipates paying $600,000 of the $2,125,000 settlement in cash, less the cumulative amount of interim monthly rental payments ($28,977 per month), concurrently with the closing of the Harolds Club transaction and executing five separate promissory notes totaling $1,525,000 for the balance. The notes will be amortized over five years with interest fixed at the prime rate in effect at the largest financial institution in Nevada on the date the notes are executed and will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company. In addition to such guarantee, and subject to certain conditions, a prior owner of Harolds Club named in four of the five actions has agreed to reimburse FRI $300,000, and to provide a payment guarantee for one of the five notes as its contribution to the settlement of the actions. Each of the notes will be permitted to be prepaid any time together with interest accrued to the date of payment. The closing of the Harolds Club transaction is subject to the receipt by FRI of the $300,000 reimbursement and the closing of the Nevada Club sale. During 1997, the Company recorded an expense of $1.9 million for the anticipated net settlement obligation, including related legal fees. In anticipation of the Nevada Club transaction, the Company reclassified $6.2 million from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale in the consolidated balance sheet as of December 31, 1997, and recorded an allowance of $2.2 million against the book value of the assets held for sale to write such assets down to the estimated net realizable value in the consolidated statement of operations for year ended December 31, 1997. (See Note 4 in Notes to Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings)

        In December 1997, the Company closed the Nevada Club in anticipation of the aforementioned sale. Upon the sale, a note payable by Nevada Club, Inc. ("NCI") to a bank, which is secured by Nevada Club assets and guaranteed by the Chairman and Chief Executive

Officer of the Company, will be retired. Such note payable had a principal balance of $2.6 million as of March 29, 1998, and has covenants placing certain restrictions on NCI and requiring that certain financial ratios be maintained. As of March 29, 1998, NCI was not in compliance with the following covenants:
Tangible Net Worth of $800,000, Funded Debt to EBITDA Ratio of 3.5 to 1.0, Debt Service Coverage Ratio of 1.2 to 1.0 and a Fixed Charge Coverage Ratio of 1.0 to 1.0; however, NCI continues to make scheduled principal and interest payments on the note. Although the lender has not taken any action to date with respect to the Company's failure to comply with such covenants, the lender has notified the Company that it has not waived such non-compliance. The lender has additionally stated that it will forbear exercising any of its remedies provided that Nevada Club is sold by June 30, 1998, and the note is repaid in full at that time. However, there can be no assurance that Nevada Club will be sold by June 30, 1998, and if it is not sold by June 30, 1998, that the lender will continue to forbear exercising its remedies after June 30, 1998. A note payable by FRI to a trust which is also secured by Nevada Club assets will be retired upon the sale. As of March 29, 1998, such note payable had a principal balance of approximately $1.0 million. See Note 5 in Notes to Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

        The Company's principal sources of capital will consist of cash from operations and vendor and lease financing of gaming and other equipment. Additionally, the indenture under which the Senior Secured Notes were issued allows the Company, under certain circumstances, to establish a secured $15.0 million line of credit, of which up to $5.0 million could be used for capital projects at Fitzgeralds Black Hawk. As of March 29, 1998, the Company had not established such line of credit. Based upon anticipated levels of operations, the Company currently expects its cash flows will be sufficient to enable the Company to satisfy its anticipated operating cash requirements including debt service requirements, working capital and other fixed charges through 1998, as well as anticipated maintenance capital expenditures of approximately $6.0 million during 1998. There can be no assurance as to the actual level of operating cash requirements or of the amount of cash flows from operations or their sufficiency to meet such requirements.

EBITDA AND ADJUSTED EBITDA

        The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $7.7 million for the 1998 Period and $5.6 million for the 1997 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $8.1 million for the 1998 Period and $6.2 million for the 1997 Period. Adjusted EBITDA is determined based on the adjustments described in Note 5 to "Statement of Operations Data." However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

RATIO OF EARNINGS TO FIXED CHARGES

        The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $2.2 million and $2.8 million for the 1998 and 1997 Periods, respectively.

BUSINESS SEASONALITY AND SEVERE WEATHER

        The gaming operations of the Company in certain locations may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. At Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year's) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At each of the three other Fitzgeralds-brand properties, business levels are typically weaker from Thanksgiving through the end of the spring and typically stronger from mid-June to mid-November.

        The Company's results are also affected by inclement weather in relevant markets. The Fitzgeralds Black Hawk site, located in the mountains of Colorado, and the Fitzgeralds Reno site, located in the foothills of the Sierra Nevada mountains in Nevada, are subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Company's facilities.

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

        In 1997, the Company initiated an investigation to identify and ensure that all significant applications will be Year 2000 compliant. The Company is conducting its investigation and is in the process of obtaining assurances from its vendors that timely updates will be made available to ensure that all purchased applications are Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

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

        The current owner of Harolds Club has not met its obligations with respect to the land leases, and in August 1996 each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada, against the current owner, FRI and other non-related prior lessees under the land leases, seeking past due rent, taxes and other property-related expenses, as well as attorneys' fees and costs. Cross-claims for indemnification have been asserted against FRI by the entity from which it assumed the land leases, and FRI has asserted cross-claims or third party complaints against the entities that are obligated to indemnify FRI under the various indemnification, assignment and assumption, and guarantee agreements. Additionally, in or about December 1997, one of the land lessors filed an additional action seeking rent, taxes and assessments accruing from October 1997 through March 1998.

        Orders granting summary judgment against FRI have been entered in five of the actions for the aggregate sum of $1,302,827. Two orders have been reduced to judgments in the aggregate amount of $836,150. In anticipation of the sale of Harolds Club, the parties to each of the five land lessor actions are currently negotiating a settlement agreement, the details of which are set forth below. Pending the sale of Harolds Club, and subject to certain other terms and conditions, FRI has agreed to pay monthly lease payments on two of the land leases in the total amount of $28,977.

        The current owner of Harolds Club and the five land lessors have received a verbal offer to purchase their respective interests in Harolds Club. The same unrelated party has made an offer to purchase the Nevada Club, and in anticipation of completing the sale, the Company closed the Nevada Club in December 1997. To facilitate the sale of both properties, and subject to terms and conditions to be agreed upon between the potential purchaser and FRI, FRI has agreed to pay the land lessors $2,125,000 in exchange for a dismissal with prejudice of all claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club. FRI anticipates paying $600,000 of the $2,125,000 settlement in cash, less the cumulative amount of interim monthly rental payments ($28,977 per month), concurrently with the closing of the Harolds Club transaction and executing five separate promissory notes totaling $1,525,000 for the balance. The notes will be amortized over five years with interest fixed at the prime rate in effect at the largest financial institution in Nevada on the date the notes are executed and will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company. In addition to such guarantee, and subject to certain conditions, a prior owner of Harolds Club named in four of the five land lessor actions has agreed to reimburse FRI $300,000, and to provide a payment guarantee for one of the five notes as its contribution to the settlement of the actions. Each of the notes will be permitted to be prepaid at any time together with interest accrued to the date of payment. The closing of the Harolds Club transaction is subject to the receipt by FRI of the $300,000 reimbursement and the closing of the Nevada Club sale.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

Not Applicable

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
        27(c):  Financial Data Schedule
(b)  Reports on Form 8-K
        Report on Form 8-K, Item 5, filed on January 12, 1998

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 11, 1998


                                     FITZGERALDS GAMING CORPORATION




                                     /s/  MICHAEL E. MCPHERSON
                                     Michael E. McPherson
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Duly Authorized Officer, Principal
                                     Financial Officer and Principal
                                     Accounting Officer)