Form 10-Q
period 1998-06-28
FITZGERALDS GAMING CORP
filed 1998-08-11
CIK 948087

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

                         Commission file number: 0-26518


                         FITZGERALDS GAMING CORPORATION
             (Exact name of registrant as specified in its charter)


                     NEVADA                                       88-0329170
(State or other jurisdiction of incorporation or     (IRS Employer Identification Number)
                  organization)

                     301 FREMONT STREET, LAS VEGAS NV 89101
               (Address of principal executive offices) (Zip Code)

                                 (702) 388-2224
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

            Shares outstanding of each of the registrant's classes of
                       common stock as of August 11, 1998

             Class                    Outstanding as of August 11, 1998
             -----                    ---------------------------------
 Common stock, $.01 par value                      4,012,846

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                      INDEX



PART I       FINANCIAL INFORMATION
             ITEM 1       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 28, 1998 AND DECEMBER
                          31, 1997                                                                         4

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER AND TWO
                          QUARTERS ENDED JUNE 28, 1998 AND JUNE 29, 1997                                   6

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWO QUARTERS
                          ENDED JUNE 28, 1998 AND JUNE 29, 1997                                            7

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             8

             ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS                                                                   12

PART II      OTHER INFORMATION                                                                            27

             SIGNATURES                                                                                   31

                                     PART I

                              FINANCIAL INFORMATION





                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

ASSETS                                                       JUNE 28, 1998     DEC. 31, 1997
                                                             ------------       ------------

CURRENT ASSETS:
    Cash and cash equivalents                                $ 18,792,395       $ 14,809,617
    Accounts receivable, net of allowance for doubtful
       accounts of $333,861 and $411,881                        1,715,256          2,060,045
    Accounts and notes receivable - related parties               135,087            136,173
    Inventories                                                 1,230,018          1,313,611
    Prepaid expenses:
       Gaming taxes                                             1,411,228          1,163,342
       Other                                                    2,424,878          1,734,186
                                                             ------------       ------------
          Total current assets                                 25,708,862         21,216,974
                                                             ------------       ------------

PROPERTY AND EQUIPMENT, net                                   162,403,015        163,704,715
                                                             ------------       ------------

OTHER ASSETS:
    Estimated realizable value of Nevada Club assets
       held for sale                                            3,747,977          3,979,228
    Restricted cash - construction                                     --            393,987
    Restricted investment                                       1,000,000          1,000,000
    Investments                                                 1,049,578          1,347,813
    Debt offering costs                                         8,655,275          8,724,936
    Goodwill, net                                              13,871,913         14,046,231
    Other assets                                                  910,853          1,206,356
                                                             ------------       ------------

          Total other assets                                   29,235,596         30,698,551
                                                             ------------       ------------

MINORITY INTEREST                                                      --             75,199
                                                             ------------       ------------

TOTAL                                                        $217,347,473       $215,695,439
                                                             ============       ============

                                                                     (CONTINUED)


See Notes to Condensed Consolidated Financial Statements            Page 4 of 31

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
JUNE 28, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               JUNE 28, 1998        DEC. 31, 1997
                                                                                       -------------        -------------

CURRENT LIABILITIES:
    Current portion of long-term debt                                                  $   5,450,534        $   7,285,897
    Current portion of notes payable - related parties                                       304,637              304,637
    Accounts payable                                                                       7,148,169            7,236,856
    Accrued and other:
       Payroll and related                                                                 4,041,934            4,061,565
       Progressive jackpots                                                                1,206,540              979,449
       Outstanding chips and tokens                                                          975,137              768,633
       Interest                                                                            1,132,045              175,432
       Offering costs                                                                        281,929              660,775
       Other                                                                               6,500,170            6,262,740
                                                                                       -------------        -------------

          Total current liabilities                                                       27,041,095           27,735,984

LONG-TERM DEBT, net of current portion                                                   206,920,948          206,191,485
                                                                                       -------------        -------------

          Total liabilities                                                              233,962,043          233,927,469
                                                                                       -------------        -------------

MINORITY INTEREST                                                                            877,474                   --
                                                                                       -------------        -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
    $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $7,995,550 and $6,983,663 recorded at liquidation preference, net of unamortized offering costs and discount of $7,229,620
       and $7,352,266, respectively                                                       21,933,351           19,631,397
                                                                                       -------------        -------------

STOCKHOLDERS' DEFICIENCY:
    Common stock, $.01 par value; 29,200,000 shares
       authorized; 4,012,846 shares issued and outstanding                                    40,128               40,128
    Additional paid-in capital                                                            23,649,582           23,649,582
    Accumulated deficit                                                                  (63,115,105)         (61,553,137)
                                                                                       -------------        -------------

          Total stockholders' deficiency                                                 (39,425,395)         (37,863,427)
                                                                                       -------------        -------------

TOTAL                                                                                  $ 217,347,473        $ 215,695,439
                                                                                       =============        =============


See Notes to Condensed Consolidated Financial Statements            Page 5 of 31

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND TWO QUARTERS ENDED JUNE 28, 1998 AND JUNE 29, 1997
--------------------------------------------------------------------------------

                                                                       QUARTERS ENDED               TWO QUARTERS ENDED
                                                       -----------------------------------------------------------------------------
                                                           JUNE 28,           JUNE 29,             JUNE 28,             JUNE 29,
                                                            1998                1997                  1998                 1997
                                                       -------------        -------------        -------------        -------------
OPERATING REVENUES:
   Casino                                              $  40,369,800        $  34,099,764        $  79,179,268        $  64,716,996
   Food and beverage                                       6,243,561            5,510,557           12,175,212           10,796,394
   Rooms                                                   5,483,792            5,463,033           10,270,294           10,333,772
   Other                                                  10,101,224            2,674,730           12,273,682            4,784,233
                                                       -------------        -------------        -------------        -------------
      Total                                               62,198,377           47,748,084          113,898,456           90,631,395
   Less promotional allowances                             4,471,105            3,728,602            8,752,828            7,194,527
                                                       -------------        -------------        -------------        -------------
      Net                                                 57,727,272           44,019,482          105,145,628           83,436,868
                                                       -------------        -------------        -------------        -------------

OPERATING COSTS AND EXPENSES:
   Casino                                                 19,212,289           15,852,568           37,374,390           30,882,213
   Food and beverage                                       4,356,182            4,282,907            8,496,362            8,261,244
   Rooms                                                   3,182,762            3,240,366            5,996,270            6,120,810
   Other operating expense                                   560,890              383,775            1,043,240              736,204
   Selling, general and administrative                    15,148,993           11,565,036           29,258,943           23,117,521
   Depreciation and amortization                           3,512,066            3,003,209            6,762,746            5,837,691
   Write-down of assets and lease settlement                 332,144                   --              332,144                   --
                                                       -------------        -------------        -------------        -------------
      Total                                               46,305,326           38,327,861           89,264,095           74,955,683
                                                       -------------        -------------        -------------        -------------

INCOME FROM OPERATIONS                                    11,421,946            5,691,621           15,881,533            8,481,185

OTHER INCOME (EXPENSE):
   Interest income                                           140,046               80,190              218,257              162,452
   Interest income - stockholders                                 --               19,481                   --               38,960
   Interest expense                                       (6,790,830)          (5,788,711)         (13,606,362)         (11,540,925)
   Interest expense - stockholders                            (4,739)             (37,269)              (9,322)             (73,721)
   Other income (expense)                                 (1,446,279)             415,677           (1,744,120)            (108,607)
                                                       -------------        -------------        -------------        -------------

NET INCOME (LOSS)                                      $   3,320,144        $     380,989        $     739,986        $  (3,040,656)

PREFERRED STOCK DIVIDENDS                                 (1,167,421)          (1,015,905)          (2,301,954)          (1,995,089)
                                                       -------------        -------------        -------------        -------------

NET EARNINGS (LOSS) AVAILABLE TO
   COMMON STOCKHOLDERS                                 $   2,152,723        $    (634,916)       $  (1,561,968)       $  (5,035,745)
                                                       =============        =============        =============        =============

EARNINGS (LOSS) PER COMMON SHARE - BASIC               $        0.54        $       (0.16)       $       (0.39)       $       (1.25)
                                                       =============        =============        =============        =============

EARNINGS (LOSS) PER COMMON SHARE - DILUTED             $        0.36        $       (0.16)       $       (0.39)       $       (1.25)
                                                       =============        =============        =============        =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC                                                   4,012,846            4,012,846            4,012,846            4,012,846
                                                       =============        =============        =============        =============
   DILUTED                                                 5,964,963            4,012,846            4,012,846            4,012,846
                                                       -------------        -------------        -------------        -------------



See Notes to Condensed Consolidated Financial Statements            Page 6 of 31

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO QUARTERS ENDED JUNE 28, 1998 AND JUNE 29, 1997
--------------------------------------------------------------------------------

                                                                                           JUNE 28, 1998              JUNE 29, 1997

NET CASH PROVIDED BY OPERATING ACTIVITIES:                                                  $ 11,157,549               $  8,157,144
                                                                                            ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                                 497,652                     40,567
    Acquisition of property and equipment                                                     (3,105,626)                (1,772,465)
    Decrease in restricted cash - construction                                                   393,987                  1,085,710
    Other                                                                                       (403,744)                   520,024
                                                                                            ------------               ------------

       Net cash provided by (used in) investing activities                                    (2,617,731)                  (126,164)
                                                                                            ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                                                    --                    380,882
    Payment of debt offering costs                                                              (718,338)                  (106,089)
    Repayment of long-term debt                                                               (3,502,073)                (3,778,640)
    Dividends to minority stockholders                                                          (336,629)                  (206,523)
                                                                                            ------------               ------------

       Net cash used in financing activities                                                  (4,557,040)                (3,710,370)
                                                                                            ------------               ------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                                       3,982,778                  4,320,610

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                14,809,617                 13,349,497
                                                                                            ------------               ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 18,792,395               $ 17,670,107
                                                                                            ============               ============

CASH PAID FOR INTEREST                                                                      $ 12,069,997               $  1,492,992
                                                                                            ============               ============

SUMMARY OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES

Property and equipment acquired through issuance of debt                                    $  2,180,717               $     23,689
Accretion of discount on preferred stock                                                         240,234                    215,674
Accrual of preferred stock dividends                                                           2,061,719                  1,779,415
Stock redemption adjustment                                                                           --                    136,021
Accrual of offering costs                                                                        339,492                         --



See Notes to Condensed Consolidated Financial Statements            Page 7 of 31

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.       Basis of Presentation

         The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") as of June 28, 1998 and for the quarter and two quarters ended June 28, 1998 and June 29, 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the quarter ended June 28, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 method of presentation.

2.       Recently Adopted Accounting Standards

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. During the two quarters ended June 28, 1998 and June 29, 1997, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 656,993 shares of common stock at prices ranging from $1.00 to $1.10 per share and 701,642 shares of common stock at prices ranging from $1.00 to $4.50 per share and warrants to purchase 1,971,835 and 2,675,237 shares of common stock at $.01 per share were outstanding at June 28, 1998 and June 29, 1997, respectively. Such options and warrants are not included in the computation of diluted earnings per share for the two quarters ended June 28, 1998 and June 29, 1997 and for the quarter ended June 29, 1997 because to do so would have been antidilutive.

         The following is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for the quarter ended June 28, 1998:

                                                                    FOR THE QUARTER ENDED JUNE 28, 1998
                                                         ---------------------------------------------------------
                                                                                                     PER-SHARE
                                                                INCOME              SHARES             AMOUNT
                                                         ------------------  ------------------    ---------------
Net Income before extraordinary item and
     accounting change                                         $ 3,320,144

Less:  Preferred stock dividends                                (1,167,421)
                                                         -----------------

BASIC EPS
Income available to common stockholders                          2,152,723           4,012,846            $ 0.54

EFFECT OF DILUTED SECURITIES
Warrants                                                                             1,952,117
                                                                             -----------------
DILUTED EPS
Income available to common stockholders
     plus assumed conversion                                   $ 2,152,723           5,964,963            $ 0.36
                                                         ==================  ==================    =============

(a) For the purpose of calculating the effect of the diluted securities as it pertains to the Company's outstanding warrants, the Company assigned a value of $1.00 per share to the Company's Common Stock for computational purposes only. The Company's Common Stock is not presently listed for trading on any securities exchange and the Company has no plans to list the Common Stock on any securities exchange. The Company has not performed, and does not intend to perform, an appraisal or valuation of its Common Stock, and the Company has not obtained, and does not intend to obtain, any appraisal or valuation of its Common Stock. Additionally, the Company makes no representations, and explicitly disclaims any representations, concerning the presentation of the information concerning the Company's Common Stock. Accordingly, the information presented concerning the Company's Common Stock should not be considered in making any investment decision with respect to the Company and should not be considered or relied upon as indicative or representative of the Company's performance.

3.       Recently Issued Accounting Standards

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

4.       Long - Term Debt

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

5.       Contingencies

         On May 31, 1995, Fitzgeralds Reno, Inc. ("FRI") sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently conveyed Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments to five lessors in the amount of approximately $0.58 million annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of June 28, 1998, the current owner of Harolds Club was approximately $1.4 million in arrears in land lease payments and approximately $0.28 million in arrears in property taxes and assessments.

         As of June 25, 1998, the current owner of Harolds Club and four of the five land lessor had executed and delivered into escrow asset purchase agreements (collectively, the "Harolds Club Asset Purchase Agreements") to convey their fee simple interests in Harolds and the improvements thereon to an undisclosed purchaser, which undisclosed purchaser has also entered into an agreement with FRI to purchase the Nevada Club. The Harolds Club Asset Purchase Agreements are contingent upon (i) the execution and delivery of settlement and lease termination agreements (collectively, the "Settlement Agreement") by and between FRI, four of the five land lessors, and the current and prior Harolds Club land lessees; (ii) a waiver of the right of first refusal by and between certain of the land lessors; and (iii) the conveyance, as described below, of the fifth land lessor's Harolds Club parcel (the "Campbell Parcel").

         Pursuant to the Settlement Agreements, FRI has agreed to pay the four land lessors approximately $1.7 million in exchange for dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club. FRI anticipates paying $0.65 million of the approximately $1.7 million settlement in cash, less the cumulative amount of interim monthly rental payments ($28,977 per month), concurrently with the closing of the Harolds Club Asset Purchase Agreements and executing four separate promissory notes totaling approximately $1.0 million for the balance. The notes will be amortized over five years with interest fixed at the prime rate in effect at the largest financial institution in Nevada on the date the notes are executed and will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company.

         To accommodate the requirement of the fifth Harolds Club land lessor that the transfer of the Campbell Parcel be structured as a tax-free exchange, FRI anticipates entering into an agreement to purchase the Campbell Parcel for a purchase price of approximately $1.0 million (the "Campbell Asset Purchase"). FRI anticipates paying approximately $0.55 million of the purchase price and a prior owner of Harolds Club will pay the balance of approximately $0.45 million and all closing costs. The closing of the Campbell Asset Purchase is contingent upon the dismissal with prejudice of all claims and cross-claims against FRI relating to the Campbell Parcel. Upon completing the Campbell Asset Purchase, FRI will terminate the lease encumbering the Campbell Parcel and convey it to the undisclosed purchaser of Harolds Club for approximately $0.34 million.

         Because the assets of the current owner of Harolds Club are under the control of the United States Bankruptcy Court for the Northern District of New York, said Bankruptcy Court must approve the current owner's Asset Purchase Agreement with the undisclosed purchaser. Additionally, the closing of the Harolds Club transaction is subject to the closing of the Nevada Club transaction. Although it is currently anticipated that the Harolds Club transaction will close during 1998, no assurance can be given that the transaction will be completed.

         During the quarter ended June 28, 1998, the Company incurred approximately $0.1 million in expense for the anticipated net settlement obligation or related legal fees. See Part II, Item 1. Legal Proceedings.

6.       Nevada Club

                  On June 8, 1998, the Company and an undisclosed purchaser executed an Asset Purchase Agreement (the "Asset Purchase Agreement") for the sale of the Nevada Club property in the amount of approximately $3.8 million. In anticipation of the pending sale, the Company closed the Nevada Club Casino in December 1997. The closing of the Nevada Club is contingent upon the closing of the Harolds Club transaction described above in Footnote 5. Although it is currently anticipated that the sale will close during 1998, no assurance can be given that the sale will be completed. See Part II, Item 1. Legal Proceedings.

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

         GENERAL

         Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, located in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno") Tunica, Mississippi ("Fitzgeralds Tunica") and Black Hawk, Colorado ("Fitzgeralds Black Hawk"). In addition, Fitzgeralds Arizona Management, Inc. ("FAMI"), a subsidiary 85% owned by the Company, had an exclusive agreement (the "Management Agreement") to manage the Cliff Castle Casino ("Cliff Castle"), a gaming facility in Camp Verde, Arizona, owned and operated by the Yavapai-Apache Indian Nation (the "Nation"). In June 1998, FAMI entered into a termination agreement with the Nation wherein the parties mutually agreed to terminate the Management Agreement, in consideration for which FAMI received $8.2 million. In consideration of the work performed by the Company prior and subsequent to the opening of the Turning Stone Casino in Verona, New York, the Company entered into a settlement agreement with the Oneida Indian Nation pursuant to which it receives monthly payments through August 1998. The Company has received an offer to purchase the Nevada Club, located in Reno, Nevada, from an unaffiliated party and closed the property in December 1997 in anticipation of the pending sale. See Note 6 of Notes to Condensed Consolidated Financial Statements.

         Changes in operations affecting the period-to-period comparisons below include (a) the purchase of the remaining 78% membership interest in 101 Main, which owns and operates Fitzgeralds Black Hawk, on August 15, 1997 and (b) the closing of Nevada Club in December 1997 in anticipation of its pending sale.

         In the narrative discussion below, the "Cumulative 1998 Period" is defined as the two quarters ended June 28, 1998 and the "Cumulative 1997 Period" is defined as the two quarters ended June 29, 1997. The "1998 Q2 Period" is defined as the quarter ended June 28, 1998, and the "1997 Q2 Period" is defined as the quarter ended June 29, 1997. Financial performance is focused on the principal ongoing operating properties of the Company, which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno and, commencing August 15, 1997, Fitzgeralds Black Hawk, and management fees received by Fitzgeralds Incorporated ("FI"), collectively referred to as (the "Properties"). Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 in anticipation of its pending sale and, in management's opinion, is not material to the ongoing operations of the Company. Results for the Properties include corporate expenses allocated to the respective properties. Such amounts for each property were approximately $0.25 million for each of the periods represented.

         TWO QUARTERS ENDED JUNE 28, 1998 COMPARISON TO TWO QUARTERS ENDED JUNE 29, 1997

         The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 1998 Period and the Cumulative 1997 Period. EBITDA for the Properties increased from $14.2 million for the Cumulative 1997 Period to $23.3 million for the Cumulative 1998 Period as a result of the nonrecurring payment of $8.2 million in connection with the termination of the Management Agreement with the Nation. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors increased $0.3 million from $15.1 million for the Cumulative 1997 Period to $15.4 million for the Cumulative 1998 Period (which $15.4 million does not include $8.0 million of the $8.2 million received as consideration of the termination of the Management Agreement with the Nation). For a definition of EBITDA and adjusted EBITDA, see footnotes 3 and 5 of the table.

\


                                                       FOR THE TWO QUARTERS ENDED
                                               -----------------------------------------
STATEMENT OF OPERATIONS DATA                     JUNE 28, 1998             JUNE 29, 1997
                                               ---------------             -------------
                                                           (IN THOUSANDS)

Net Operating Revenues:
    Fitzgeralds Las Vegas                      $     25,280                 $     23,617
    Fitzgeralds Tunica                               32,358                       34,256
    Fitzgeralds Reno                                 18,950                       19,396
    Fitzgeralds Black Hawk (1)                       17,914                           --
    Other (2)                                        10,644                        2,912
                                               ------------                 ------------
       Total Properties                             105,146                       80,181
    Nevada Club                                          --                        3,256
                                               ------------                 ------------
       Total                                   $    105,146                 $     83,437
                                               ============                 ============
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                      $        614                 $        312
    Fitzgeralds Tunica                                  496                        3,452
    Fitzgeralds Reno                                    755                        2,674
    Fitzgeralds Black Hawk (1)                        4,907                           --
    Other (2)                                         9,775                        1,978
                                               ------------                 ------------
       Total Properties                              16,547                        8,416
    Nevada Club                                        (665)                          65
                                               ------------                 ------------
       Total (2)                               $     15,882                 $      8,481
                                               ============                 ============
OTHER DATA
EBITDA (3):
    Fitzgeralds Las Vegas                      $      2,184                 $      1,862
    Fitzgeralds Tunica                                3,441                        6,497
    Fitzgeralds Reno                                  1,943                        3,812
    Fitzgeralds Black Hawk (1)                        5,765                           --
    Other (4)                                         9,973                        1,983
                                               ------------                 ------------
       Total Properties                              23,306                       14,154
    Nevada Club                                        (662)                         161
                                               ------------                 ------------
       Total EBITDA                                  22,644                       14,315
    Adjustments to EBITDA (5)                        (7,242)                         785
                                               ------------                 ------------
       Adjusted EBITDA                         $     15,402                 $     15,100
                                               ============                 ============

Net Cash Provided by (Used in):
    Operating Activities                       $ 11,157,549                 $  8,157,144
    Investing Activities                         (2,617,731)                    (126,164)
    Financing Activities                         (4,557,040)                  (3,710,370)
Depreciation and Amortization                     6,762,746                    5,837,691
Capital Expenditures                             (3,105,626)                  (1,772,465)

Earnings to Fixed Charges (6)                          1.10                           --



--------------

(1) Includes operating results of Fitzgeralds Black Hawk for the Cumulative 1998 Period.

(2) Includes management fees from Fitzgeralds Black Hawk for the Cumulative 1997 Period, Cliff Castle and Turning Stone. Also includes nonrecurring revenue of $8.0 million for the termination of the Management Agreement with the Nation for the Cumulative 1998 Period.

(3) EBITDA, or "earnings before interest, taxes on income, depreciation and amortization", is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(4) Includes fees from management agreements from Fitzgeralds Black Hawk for the Cumulative 1997 Period, Cliff Castle and Turning Stone and $8.0 million of the $8.2 million received in connection with the termination of the Management Agreement with the Nation for the Cumulative 1998 Period, net of corporate expenses and expenses of FI.

(5) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented, (ii) inclusion of $0.9 million in cash received by the Company in the Cumulative 1997 Period as a result of its 22% membership in 101 Main, (iii) exclusion of Harold's Club lease settlement of $0.1 million for Cumulative 1998 Period and (iv) exclusion of $8.0 million of the $8.2 million received in connection with the termination of the Management Agreement with the Nation for the Cumulative 1998 Period.

(6) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings covered fixed charges by a ratio of 1.10 for the Cumulative 1998 Period, including amounts attributed to the termination of the Management Agreement with the Nation; however, earnings were insufficient to cover fixed charges by $2.1 million for the 1997 Period.

OPERATING REVENUES

         Total revenues for the Properties were $113.9 million and net operating revenues were $105.1 million for the cumulative 1998 Period, representing 30.8% and 31.1% increases, respectively, over total revenues of $87.1 million and net operating revenues of $80.2 million for the Cumulative 1997 Period. Such increases were due to the consolidation of operating results of Fitzgeralds Black Hawk for the Cumulative 1998 Period which were not included in the Cumulative 1997 Period and the $8.2 million payment received in connection with the termination of the Management Agreement with the Nation.

         The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties (of which approximately 81.7% and 77.5% were derived from slot machine revenues for the Cumulative 1998 and Cumulative 1997 Periods, respectively) increased 27.8% to $79.2 million for the Cumulative 1998 Period from the $61.9 million recorded for the Cumulative 1997 Period, due primarily to the consolidation of operating results of Fitzgeralds Black Hawk. Casino revenues increased 9.9% at the Las Vegas property, due primarily to improved marketing strategies and an effective guest development program. Casino revenues decreased 2.8% and 4.4% at the Reno and Tunica properties, respectively. The decrease in Reno was due primarily to severe weather conditions which affected travel over the mountains to Reno, particularly on weekends from the beginning of the year through May 1998. The decrease in Tunica is attributable to increased competition in the Tunica Market, as well as construction disruption due to remodeling of both the first and second floor casino which commenced in mid-April and continued through June 1998. Casino revenue for the Properties represented 69.5% and 71.1% of total revenues for the Properties for the 1998 and Cumulative 1997 Periods, respectively.

         Room revenues for the Properties (at 9.0% and 11.9% of total revenues for the Properties for the Cumulative 1998 and Cumulative 1997 Periods, respectively) decreased 0.6% from the Cumulative 1997 Period. At Fitzgeralds Reno, room revenues were essentially unchanged. This was due to the combination of a lower average occupancy rate, which decreased to 88.8% from 90.1% for the Cumulative 1997 Period, offset by an increase in the average daily rate of 3.5% for the Cumulative 1998 Period. Room revenues decreased 2.2% at Fitzgeralds Las Vegas while the occupancy rate decreased to 92.5% from 93.6% for the Cumulative 1997 Period and the average daily rate decreased 1.1%. At Fitzgeralds Tunica, room revenues increased slightly. The occupancy rate increased to 95.3% from 89.4% for the Cumulative 1997 Period, but was offset by a 4.8% decrease in the average daily rate for the Cumulative 1998 Period.

         Food and beverage revenues for the Properties (at 10.7% and 11.5% of total revenues for the Properties for the Cumulative 1998 and Cumulative 1997 Periods, respectively) increased approximately $2.1 million or 21.2% from the Cumulative 1997 Period to the Cumulative 1998 Period. This increase was the result of gains at the Tunica, Las Vegas and Reno properties of 10.7%, 7.5% and 9.6%, respectively, and inclusion of Fitzgeralds Black Hawk revenues of approximately $1.2 million for the Cumulative 1998 Period.

         Other Revenues for the Properties increased $7.5 million or 157.1%, primarily as a result of the termination of the Management Agreement with the Nation.

         Promotional allowances for the Properties increased $1.8 million, or 26.5%, for the Cumulative 1998 Period year as a result of increasing levels of competition in all locations and inclusion of Fitzgeralds Black Hawk promotional allowances of $0.7 million for the Cumulative 1998 Period.

OPERATING COSTS AND EXPENSES

         Total operating costs and expenses for the Properties increased 23.4%, to $88.6 million for the Cumulative 1998 Period from $71.8 million for the Cumulative 1997 Period due to increases in marketing and payroll costs and inclusion of Fitzgeralds Black Hawk operating expenses of approximately $13.0 million.

         Casino expenses for the Properties were $37.2 million for the Cumulative 1998 Period, a 28.4% increase from the $29.0 million for the Cumulative 1997 Period, primarily due to inclusion of Fitzgeralds Black Hawk casino expenses, which accounted for 84.0% of the total increase for the Cumulative 1998 Period. Food and beverage expenses for the Properties increased 10.1%, to $8.5 million for the Cumulative 1998 Period from $7.7 million for the Cumulative 1997 Period. Room expenses for the Properties decreased 2.0%, to $6.0 million for the Cumulative 1998 Period from $6.1 million for the Cumulative 1997 Period, primarily as the result of improved efficiencies in operations. At the Las Vegas, Reno and Tunica properties, room expenses decreased by 2.0%, 3.4% and 1.5%, respectively. Selling, general and administrative expense for the Properties increased 29.0%, to $29.0 million for the Cumulative 1998 Period from $22.5 million for the Cumulative 1997 Period due partly to increases in marketing expenses and inclusion of Fitzgeralds Black Hawk expenses for the Cumulative 1998 Period.

         Personnel expenses for the Properties increased 18.8%, to approximately $37.4 million for the Cumulative 1998 Period from approximately $31.5 million for the Cumulative 1997 Period. This increase was due primarily to inclusion of Fitzgeralds Black Hawk personnel expenses, which accounted for 70.4% of the total increase for the Cumulative 1998 Period, and a 12.2% increase at the Tunica property due to under-staffing for a portion of the Cumulative 1997 Period.

         Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player tracking card, increased 32.5% for the Cumulative 1998 Period. The increase is due to more intensive marketing efforts at all the properties undertaken in response to increasing competitive activity and inclusion of Fitzgeralds Black Hawk marketing expenses, which accounted for 74.8% of the total increase for the Cumulative 1998 Period.

         Depreciation and amortization expense of the Properties increased 17.7%, to $6.8 million for the Cumulative 1998 Period from $5.7 million for the Cumulative 1997 Period. The increase resulted primarily from inclusion of Fitzgeralds Black Hawk depreciation and amortization expense of $0.9 million for the Cumulative 1998 Period.

INCOME FROM OPERATIONS

         Income from operations for the Properties increased 96.7%, to $16.5 million (which includes $8.0 million of the $8.2 million received in connection with the termination of the Management Agreement with the Nation) for the Cumulative 1998 Period from $8.4 million for the Cumulative 1997 Period.

NET INTEREST EXPENSE

         Interest expense for the Properties (net of interest income), increased 17.0%, to $13.2 million for the Cumulative 1998 Period from $11.3 million for the Cumulative 1997 Period, primarily due to increased debt as a result of the purchase of the 78% interest in 101 Main.

NET INCOME

         Net income for the Properties increased to $1.4 million for the Cumulative 1998 Period (which includes the $8.0 million received in connection with the termination of the Management Agreement with the Nation) as compared to a net loss of $2.8 million for the Cumulative 1997 Period.

         QUARTER ENDED JUNE 29, 1998 COMPARISON TO QUARTER ENDED JUNE 28, 1997

         The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 1998 Q2 Period and the 1997 Q2 Period. EBITDA for the Properties increased from $8.5 million for the Cumulative 1997 Period to $15.2 million for the Cumulative 1998 Period as a result of the nonrecurring payment of $8.2 million in connection with the termination of the Management Agreement with the Nation. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors decreased from $8.9 million for the 1997 Q2 Period to $7.3 million for the 1998 Q2 Period, (which $7.3 million does not include $8.0 million of the $8.2 million received in consideration of the termination of the Management Agreement with the Nation). For a definition of EBITDA and adjusted EBITDA, see footnotes 3 and 5 of the table.

                                                  FOR THE QUARTERS ENDED
                                           --------------------------------------
STATEMENT OF OPERATIONS DATA               JUNE 28, 1998            JUNE 29, 1997
                                           -------------            -------------
                                                        (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                     $ 12,413                 $ 11,578
    Fitzgeralds Tunica                          15,900                   18,058
    Fitzgeralds Reno                            10,941                   10,988
    Fitzgeralds Black Hawk(1)                    9,183                       --
    Other(2)                                     9,291                    1,628
                                              --------                 --------
       Total Properties                         57,728                   42,252
    Nevada Club                                     --                    1,767
                                              --------                 --------
       Total                                  $ 57,728                 $ 44,019
                                              ========                 ========
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                     $   (258)                $    (42)
    Fitzgeralds Tunica                            (320)                   1,816
    Fitzgeralds Reno                             1,139                    2,620
    Fitzgeralds Black Hawk(1)                    2,477                       --
    Other                                        8,644                    1,182
                                              --------                 --------
       Total Properties                         11,682                    5,576
    Nevada Club                                   (260)                     117
                                              --------                 --------
       Total                                  $ 11,422                 $  5,693
                                              ========                 ========
OTHER DATA
EBITDA(3):
    Fitzgeralds Las Vegas                     $    561                 $    743
    Fitzgeralds Tunica                           1,157                    3,416
    Fitzgeralds Reno                             1,743                    3,184
    Fitzgeralds Black Hawk(1)                    2,916                       --
    Other(4)                                     8,817                    1,187
                                              --------                 --------
       Total Properties                         15,194                    8,530
    Nevada Club                                   (260)                     165
                                              --------                 --------
       Total EBITDA                             14,934                    8,695
    Adjustments to EBITDA(5)                    (7,644)                     253
                                              --------                 --------
       Adjusted EBITDA                        $  7,290                 $  8,948
                                              --------                 --------

--------------

(1) Includes operating results of Fitzgeralds Black Hawk for the 1998 Q2 Period.

(2) Includes management fees from Fitzgeralds Black Hawk for the 1997 Q2 Period, Cliff Castle and Turning Stone. Also includes nonrecurring revenue of $8.0 million for the termination of the Management Agreement with the Nation for the 1998 Q2 Period.

(3) EBITDA, or "earnings before interest, taxes on income, depreciation and amortization", is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(4) Includes fees from management agreements from Fitzgeralds Black Hawk for the 1997 Q2 Period, Cliff Castle and Turning Stone and $8.0 million of the $8.2 million received in connection with the termination of the Management Agreement with the Nation for the 1998 Q2 Period, net of corporate expenses and expenses of FI.

(5) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented, (ii) inclusion of $0.5 million in cash received by the Company in the 1997 Q2 Period as a result of its 22% membership in 101 Main,
(iii) exclusion of Harold's Club lease settlement of $0.1 million in the 1998 Q2 Period and (iv) exclusion of $8.0 million of the $8.2 million received in connection with the termination of the Management Agreement with the Nation for the 1998 Q2 Period.

OPERATING REVENUES

         Total revenues for the Properties were $62.2 million and net operating revenues were $57.7 million for the 1998 Q2 Period, representing 35.7% and 36.6% increases, respectively, over total revenues of $45.8 million and net operating revenues of $42.3 million for the 1997 Q2 Period. Such increases were due primarily to the consolidation of operating results of Fitzgeralds Black Hawk for the 1998 Q2 Period which were not included in the 1997 Q2 Period, and the $8.2 million payment received in connection with the termination of the Management Agreement with the Nation.

         Casino revenues for the Properties (of which approximately 81.9% and 79.3% were derived from slot machine revenues for the 1998 and 1997 Q2 Periods, respectively) increased 23.9% to $40.4 million for the 1998 Q2 Period from the $32.6 million recorded for the 1997 Q2 Period, due primarily to the consolidation of operating results of Fitzgeralds Black Hawk. Casino revenues increased 9.3% at the Las Vegas property, due primarily to improved marketing strategies. Casino revenues decreased 1.3% at the Reno property, due primarily to severe weather conditions particularly on weekends, throughout April and May of 1998. Casino revenue decreased 11.2% at the Tunica property, due to an increase in competition in the Tunica market as well as construction disruption resulting from remodeling of both the first and second floor casinos which commenced in mid-April and continued through June 1998. Casino revenue for the Properties represented 64.9% and 71.1% of total revenues for the Properties for the 1998 and 1997 Q2 Periods, respectively.

         Room revenues for the Properties (at 8.8% and 11.9% of total revenues for the Properties for the 1998 and 1997 Q2 Periods, respectively) increased 0.4% from the 1997 Q2 Period. At Fitzgeralds Tunica, room revenues increased 1.7%. This was due to the combination of a higher average occupancy rate, which increased to 92.9% from 91.0% for the 1997 Q2 Period, offset by a decrease in the average daily rate of 0.2% for the 1998 Q2 Period due to an increase in room capacity in the market. Room revenues decreased 1.0% at Fitzgeralds Las Vegas while the occupancy rate remained consistent at 93.4% from 1997 Q2 Period and the average daily rate decreased 1.8%. At Fitzgeralds Reno, room revenues also increased slightly as the occupancy rate increased to 96.2% from 93.7% for the 1997 Q2 Period, with a 0.1% increase in the average daily rate for the 1998 Q2 Period.

         Food and beverage revenues for the Properties (at 10.0% and 11.2% of total revenues for the Properties for the 1998 and 1997 Q2 Periods, respectively) increased approximately $1.1 million or 22.1% from the 1997 Q2 Period to the 1998 Q2 Period. This increase was the result of gains at the Tunica, Las Vegas and Reno properties of 10.1%, 9.1% and 13.1%, respectively, and inclusion of Fitzgeralds Black Hawk revenues of approximately $0.6 million for the 1998 Q2 Period.

         Other Revenues for the Properties increased $7.4 million or 278.4%, primarily as a result of the termination of the Management Agreement with the Nation.

         Promotional allowances for the Properties increased $.9 million or 24.8% for the 1998 Q2 Period as a result of increasing levels of competition in all locations and inclusion of Fitzgeralds Black Hawk promotional allowances of $0.4 million for the 1998 Q2 Period.

OPERATING COSTS AND EXPENSES

         Total operating costs and expenses for the Properties increased 25.5%, to $46.0 million for the 1998 Q2 Period from $36.7 million for the 1997 Q2 Period, due to increases in revenues and payroll costs and inclusion of Fitzgeralds Black Hawk operating expenses of approximately $6.7 million.

         Casino expenses for the Properties were $19.2 million for the 1998 Q2 Period, a 29.2% increase from the $14.9 million for the 1997 Q2 Period, primarily due to inclusion of Fitzgeralds Black Hawk casino expenses, which accounted for 81.9% of the total increase for the 1998 Q2 Period. The Las Vegas and Reno Properties had increases of 17.3% and 2.9%, respectively, while Tunica's expense decreased .8%. Food and beverage expenses for the Properties increased 9.0%, to $4.4 million for the 1998 Q2 Period from $4.0 million for the 1997 Q2 Period. Room expenses for the Properties decreased 1.8%, primarily as the result of improved efficiencies in operations. At the Las Vegas and Reno properties, room expenses increased by 4.0% and 0.9%, respectively, while the room expense at Tunica decreased 9.5%. Selling, general and administrative expense for the Properties increased 34.7%, to $15.1 million for the 1998 Q2 Period from $11.2 million for the 1997 Q2 Period partly due to increases in marketing expenses and inclusion of Fitzgeralds Black Hawk expenses of $2.2 million for the 1998 Q2 Period.

         Personnel expenses for the Properties increased 20.6%, to approximately $19.5 million for the 1998 Q2 Period from approximately $16.1 million for the 1997 Q2 Period. This increase was due primarily to inclusion of Fitzgeralds Black Hawk personnel expenses, which accounted for 65.7% of the total increase for the 1998 Q2 Period, and increases at Tunica, Las Vegas, and Reno of 10.3%, 7.7% and 1.8 %, respectively.

         Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player tracking card, increased 34.8% for the 1998 Q2 Period. The increase is due to more intensive marketing efforts at all the properties undertaken in response to increasing competitive activity and inclusion of Fitzgeralds Black

Hawk marketing expenses, which accounted for 70.6% of the total increase for the 1998 Q2 Period.

         Depreciation and amortization expense of the Properties increased 18.8%, to $3.5 million for the 1998 Q2 Period from $3.0 million for the 1997 Q2 Period. The increase resulted primarily from inclusion of Fitzgeralds Black Hawk depreciation and amortization expense of $0.4 million for the 1998 Q2 Period.

INCOME FROM OPERATIONS

         Income from operations for the Properties increased 109.5%, to $11.7 million which includes the $8.0 million of the $8.2 million received in connection with the termination of the Management Agreement with the Nation, for the 1998 Q2 Period, from $5.6 million for the 1997 Q2 Period.

NET INTEREST EXPENSE

         Interest expense for the Properties (net of interest income), increased 15.5%, to $6.5 million for the 1998 Q2 Period from $5.6 million for the 1997 Q2 Period, primarily due to increased debt as a result of the purchase of the 78% interest in 101 Main.

NET INCOME

         For the reasons described above, net income for the Properties increased to $3.7 million for the 1998 Q2 Period (which includes $8.0 million of the $8.2 million received in connection with the termination of the Management Agreement with the Nation), as compared to $0.4 million for the 1997 Q2 Period.


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

         At June 28, 1998, the Company had unrestricted cash of $18.8 million, compared to $14.8 million at December 31, 1997. The Company's primary sources of liquidity and cash flows during the Cumulative 1998 Period were operations of $11.2 million (which includes $8.0 million of the $8.2 million received for the termination of the Management Agreement with the Nation), and proceeds from the sale of assets of $0.5 million. Uses of liquidity during the Cumulative 1998 Period included acquisition of property and equipment of $3.1 million, repayment of long term debt of $3.5 million and payment of debt offering costs of $0.7 million.

         Net cash used in investing activities was $2.6 million for the Cumulative 1998 Period as compared to net cash used of $0.1 million for the Cumulative 1997 Period. Net cash used in financing activities was $4.6 million for the Cumulative 1998 Period as compared with net cash used of $3.7 million during the Cumulative 1997 Period.

         With regard to certain matters relating to Harolds Club and Nevada Club see Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

         During 1997, the Company recorded an expense of $1.9 million for the anticipated net settlement obligation, including related legal fees. In anticipation of the Nevada Club transaction, the Company reclassified $6.2 million from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale in the consolidated balance sheet as of December 31, 1997, and recorded an allowance of $2.2 million against the book value of the assets held for sale to write such assets down to the estimated net realizable value in the consolidated statement of operations for year ended December 31, 1997. In the second quarter of 1998, the assets held for sale were written down an additional $0.2 million to the net realizable value of the Asset Purchase Agreement executed on June 8, 1998. See Part II, Item 1. Legal Proceedings.

         In December 1997, the Company closed the Nevada Club. A note payable by Nevada Club, Inc. ("NCI") to a bank, which is secured by Nevada Club assets and guaranteed by the Chairman and Chief Executive Officer of the Company, will be retired concurrently with the sale of the Nevada Club. Such note payable had a principal balance of $2.6 million as of June 28, 1998, and has covenants placing certain restrictions on NCI and requiring that certain financial ratios be maintained. As of June 28, 1998, NCI was not in compliance with the following covenants: Tangible Net Worth of $0.8 million, Funded Debt to EBITDA Ratio of
3.5 to 1.0, Debt Service Coverage Ratio of 1.2 to 1.0 and a Fixed Charge Coverage Ratio of 1.0 to 1.0. The lender had previously stated that it would forbear exercising any of its remedies provided that Nevada Club was sold by June 30, 1998, resulting in the payment of the note in its entirety. Nevada Club was not sold by June 30, 1998, and NCI continues to make scheduled principal and interest payments on the note. Although the lender has not taken any action to date with respect to the Company's failure to comply with such covenants the lender has notified the Company that it has not waived the non-compliance with such covenants and there can be no assurance that the lender will continue to forbear exercising its remedies. A note payable by FRI to a trust which is also secured by Nevada Club assets will also be retired upon the sale. As of June 28, 1998, such note payable had a principal balance of approximately $1.0 million. There can be no assurance, however, that Nevada Club will be sold and the Harolds Club settlement will be consummated. See Note 6 of Notes to Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

         The Company's principal sources of capital will consist of cash from operations and vendor and lease financing of gaming and other equipment. The indenture under which the Senior Secured Notes were issued allows the Company, under certain circumstances, to establish a secured $15.0 million line of credit, of which up to $5.0 million could be used for capital projects at Fitzgeralds Black Hawk. The Company is currently negotiating a line of credit and, although no assurance can be given, anticipates having the line of credit in place by August 31, 1998. Based upon anticipated levels of operations, the Company currently expects its cash flows will be sufficient to enable the Company to satisfy its anticipated operating cash requirements including debt service requirements, working capital and other fixed charges through 1998, as well as anticipated maintenance capital expenditures of approximately $6.0 million during 1998. There can be no assurance as to the actual level of operating cash requirements or of the amount of cash flows from operations or their sufficiency to meet such requirements.


EBITDA AND ADJUSTED EBITDA

         The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $23.3 million for the Cumulative 1998 Period and $14.2 million for the Cumulative 1997 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $15.4 million for the Cumulative 1998 Period (which $15.4 million does not include $8.0 million of the $8.2 million received in connection with the termination of the Management Agreement with the Nation) and $15.1 million for the Cumulative 1997 Period. Adjusted EBITDA is determined based on the adjustments described in Note 5 to "Statement of Operations Data." However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.


RATIO OF EARNINGS TO FIXED CHARGES

         The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 1.10 for the Cumulative 1998 Period; including amounts attributed to the termination of the Management Agreement with the Nation; however, earnings were insufficient to cover fixed charges by $2.1 million for the Cumulative 1997 Period.


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

         The Company will utilize both internal and external resources to test, program and/or replace applications to ensure that they are Year 2000 compliant. Completion of this project is anticipated not later than October 31, 1999. The costs associated with the Year 2000 project are expected to be approximately $1.2 million for, collectively, Fitzgeralds Las Vegas, Fitzgeralds Reno, Fitzgeralds Tunica and Fitzgeralds Black Hawk; however, the Company has not finalized its investigation. Approximately $0.9 million of the cost is expected to be capitalized with the remaining amount expensed as incurred. Such costs are expected to be funded through operating cash flows. Costs of hardware and software required to be purchased as a result of the Year 2000 Issue will be capitalized in accordance with normal policy. Personnel and all other costs related to the project will be expensed as incurred. The conversion of most purchased applications will be completed under the terms of maintenance agreements which provide for the conversion of such applications at no additional cost. All equipment and other operating systems are currently being evaluated to determine if Year 2000 issues have an effect on their ability to perform their respective functions.

         Although, based on its investigation to date the Company does not believe that it will experience any significant adverse effects or material unbudgeted costs associated with the Year 2000 project, the Company cannot provide any assurance in this regard, and any such cause or effect could materially and adversely affect the Company.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

HAROLDS CLUB

         On May 31, 1995, Fitzgeralds Reno, Inc. ("FRI") sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently conveyed Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments to five lessors in the amount of approximately $0.58 million annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of June 28, 1998, the current owner of Harolds Club was approximately $1.4 million in arrears in land lease payments and approximately $0.28 million in arrears in property taxes and assessments.

         As of June 25, 1998, the current owner of Harolds Club and four of the five land lessor had executed and delivered into escrow asset purchase agreements (collectively, the "Harolds Club Asset Purchase Agreements") to convey their fee simple interests in Harolds and the improvements thereon to an undisclosed purchaser, which undisclosed purchaser has also entered into an agreement with FRI to purchase the Nevada Club. The Harolds Club Asset Purchase Agreements are contingent upon (i) the execution and delivery of settlement and lease termination agreements (collectively, the "Settlement Agreement") by and between FRI, four of the five land lessors, and the current and prior Harolds Club land lessees; (ii) a waiver of the right of first refusal by and between certain of the land lessors; and (iii) the conveyance, as described below, of the fifth land lessor's Harolds Club parcel (the "Campbell Parcel").

         Pursuant to the Settlement Agreements, FRI has agreed to pay the four land lessors approximately $1.7 million in exchange for dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club. FRI anticipates paying $0.65 million of the approximately $1.7 million settlement in cash, less the cumulative amount of interim monthly rental payments ($28,977 per month), concurrently with the closing of the Harolds Club Asset Purchase Agreements and executing four separate promissory notes totaling approximately $1.0 million for the balance. The notes will be amortized over five years with interest fixed at the prime rate in effect at the largest financial institution in Nevada on the date the notes are executed and will be secured by the personal guarantee of the Chairman and Chief Executive Officer of the Company.

         To accommodate the requirement of the fifth Harolds Club land lessor that the transfer of the Campbell Parcel be structured as a tax-free exchange, FRI anticipates entering into an agreement to purchase the Campbell Parcel for a purchase price of approximately $1.0 million

(the "Campbell Asset Purchase"). FRI anticipates paying approximately $0.55 million of the purchase price and a prior owner of Harolds Club will pay the balance of approximately $0.45 million and all closing costs. The closing of the Campbell Asset Purchase is contingent upon the dismissal with prejudice of all claims and cross-claims against FRI relating to the Campbell Parcel. Upon completing the Campbell Asset Purchase, FRI will terminate the lease encumbering the Campbell Parcel and convey it to the undisclosed purchaser of Harolds Club for approximately $0.34 million.

         Because the assets of the current owner of Harolds Club are under the control of the United States Bankruptcy Court for the Northern District of New York, said Bankruptcy Court must approve the current owner's Asset Purchase Agreement with the undisclosed purchaser. Additionally, the closing of the Harolds Club transaction is subject to the closing of the Nevada Club transaction. Although it is currently anticipated that the Harolds Club transaction will close during 1998, no assurance can be given that the transaction will be completed.


TREASURE BAY

         In October 1993, Fitzgeralds Mississippi, Inc. "(FMI"), a wholly owned subsidiary of the Company and manager of Fitzgeralds Tunica, executed a road contract (the "Contract") with Treasure Bay Gaming and Resorts, Inc. ("Treasure Bay") to share equally the cost of developing a road leading to the two properties (the "Roadway") and of the acquisition of a 3.67-acre tract of land (the "Tract"). The Company believes that it has paid its portion of such costs, although documents filed by Treasure Bay in the Treasure Bay bankruptcy proceeding referred to below reflect its claim that approximately $0.3 million remains outstanding. Pursuant to the Contract, the Roadway and Tract were acquired by Treasure Bay and the Roadway was constructed providing access from Commerce Road to the Fitzgeralds Tunica and Treasure Bay casinos. Pursuant to Treasure Bay's acquisition contract and deed, Treasure Bay was also obligated to convey the Roadway to Tunica County within a reasonable time after its development, and adjacent land owners and utility companies were to be entitled to full rights of access.

         Treasure Bay is currently subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code (the "Bankruptcy Code"). Preliminary title reports on the Roadway and Tract indicate that a deed of trust securing $115.0 million in Treasure Bay bonds and approximately $8.0 million in mechanics' and material men's liens are recorded against such properties. In addition, the lien of the deed of trust is prior to the Company's easement rights over two additional tracts that are necessary for access to the Fitzgeralds Tunica property. The holder of the deed of trust was aware of the rights of Fitzgeralds Mississippi, Inc. ("FMI") at the time the deed of trust was recorded. To quiet title in the Roadway and the Tract, FMI filed an adversary proceeding against Treasure Bay and others claiming an interest in the Roadway and the Tract. FMI's complaint seeks, among other relief, a declaratory judgment that FMI owns an unencumbered, undivided one-half interest in the Roadway and Tract and the avoidance of all liens on the Roadway and Tract. In an effort to compromise and settle its tax liability on the Roadway, Tract, and other real property it owns, in September 1996, Treasure Bay executed a Quitclaim Deed in favor of Tunica County to convey a one-half interest in the Tract. Prior to this conveyance, all lien-holders released their liens against the Tract.

         A Chapter 11 Plan of Reorganization (the "Plan") has been confirmed in the Treasure Bay bankruptcy proceeding. All assets of Treasure Bay re-vested in Treasure Bay upon confirmation of the Plan. To the best of the Company's knowledge, with the exception of certain excluded assets (as defined in the new indenture which is attached to the Plan), the Plan grants Treasure Bay's new indenture trustee (as defined in the Plan) a replacement lien on substantially all assets which it previously held as collateral. The Tract was specifically released from the new indenture trustee's collateral as part of the compromise of Tunica County's priority tax claim whereby Treasure Bay's one-half interest in the Tract was conveyed to Tunica County free and clear of all liens and security interests. To the extent Treasure Bay owns the Roadway, it appears to be part of the collateral which re-vested in favor of its bondholders. The Plan also grants a permanent easement free and clear of all liens and encumbrances on the Roadway to a land lessor under the real property lease for the Treasure Bay Tunica casino. With respect to the above-mentioned mechanics' and material men's liens, the Plan provides that such liens, if they are deemed to be valid, attached to the proceeds from the sale of the Treasure Bay barge and consequently no longer constitute encumbrances on the Roadway or the Tract.

         The quiet title proceeding filed by FMI against Treasure Bay and Treasure Bay's adversarial proceeding against FMI to recover approximately $0.3 million for the cost of developing the Roadway and the Tract are still pending, and it not possible at the present time to predict the outcome. Furthermore, there can be no assurance that Tunica County would be prepared to accept the conveyance of the Roadway at this time in which case FMI would continue to undertake maintenance of the Roadway. FMI is in physical possession of and utilizing the Roadway and Tract. The loss of access to the Roadway would require the Company to construct a new road to its property. However, both the Bankruptcy Code and the Mississippi law offer protection to FMI, as a purchaser in possession, in spite of there being no recorded deeds in favor of FMI. In addition, both the Bankruptcy Code and Mississippi law offer protection to FMI with regard to deeds of trust recorded at a time when the holder thereof had knowledge of FMI's claim. Accordingly, the Company believes that FMI will continue to have full access and use of the Roadway and the Tract.

         The Company is a party to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         10(a): Form of Fitzgeralds Gaming Corporation Stock Option Incentive Plan as Amended and Restated Effective as of May 1, 1998

         27(c): Financial Data Schedule

(b)  Reports on Form 8-K

         Report on Form 8-K, Item 5, filed on May 21, 1998
         Report on Form 8-K, Item 5, filed on June 24, 1998

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 1998


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