Form 10-Q
period 1998-09-27
FITZGERALDS GAMING CORP
filed 1998-11-10
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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

                                 (702) 388-2400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Shares outstanding of each of the registrant's classes of common stock as of November 10, 1998

                    Class                             Outstanding as of November 10, 1998
                    -----                             -----------------------------------
        Common stock, $.01 par value                                4,012,846

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                      INDEX



PART I       FINANCIAL INFORMATION

             ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 27,
                       1998 AND DECEMBER 31, 1997                                        4

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                       QUARTERS AND THREE QUARTERS ENDED SEPTEMBER 27, 1998 AND
                       SEPTEMBER 28, 1997                                                6

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                       THREE QUARTERS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28,
                       1997                                                              7

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              8

             ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS                                        12

PART II      OTHER INFORMATION                                                          27

             SIGNATURES                                                                 31

                                     PART I

                              FINANCIAL INFORMATION





                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

ASSETS                                                       SEPT. 27, 1998       DEC. 31, 1997
                                                             --------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 17,947,216        $ 14,809,617
  Accounts receivable, net of allowance for doubtful
    accounts of $353,006 and $411,881                            1,804,505           2,060,045
  Accounts and notes receivable - related parties                    6,283             136,173
  Inventories                                                    1,131,355           1,313,611
  Prepaid expenses:
   Gaming taxes                                                  1,178,919           1,163,342
   Other                                                         3,244,007           1,734,186
                                                              ------------        ------------
         Total current assets                                   25,312,285          21,216,974
                                                              ------------        ------------
PROPERTY AND EQUIPMENT, net                                    161,595,334         163,704,715
                                                              ------------        ------------

OTHER ASSETS:
  Estimated realizable value of assets
    held for sale                                                4,122,842           3,979,228
  Restricted cash                                                1,200,000           1,393,987
  Investments                                                      924,093           1,347,813
  Debt offering costs                                            8,525,533           8,724,936
  Goodwill, net                                                 13,773,822          14,046,231
  Other assets                                                     937,290           1,206,356
                                                              ------------        ------------
         Total other assets                                     29,483,580          30,698,551
                                                              ------------        ------------
MINORITY INTEREST                                                  158,044              75,199
                                                              ------------        ------------
TOTAL                                                         $216,549,243        $215,695,439
                                                              ============        ============


                                                                     (continued)



See Notes to Condensed Consolidated Financial Statements
                                                                    Page 4 of 31

FITZGERALDS GAMING CORPORATION

SEPTEMBER 27, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 SEPT. 27, 1998        DEC. 31, 1997
                                                                         --------------        -------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                      $   3,269,055         $   7,285,897
  Current portion of notes payable - related parties                           304,637               304,637
  Accounts payable                                                           4,904,147             7,236,856
  Accrued and other:
    Payroll and related                                                      4,793,811             4,061,565
    Progressive jackpots                                                     1,352,257               979,449
    Outstanding chips and tokens                                               814,732               768,633
    Interest                                                                 7,414,768               175,432
    Offering costs                                                             260,388               660,775
    Other                                                                    7,255,519             6,262,740
                                                                         -------------         -------------
         Total current liabilities                                          30,369,314            27,735,984

LONG-TERM DEBT, net of current portion                                     206,798,500           206,191,485
                                                                         -------------         -------------
         Total liabilities                                                 237,167,814           233,927,469
                                                                         -------------         -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
  $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $10,134,585 and
    $6,983,663 recorded at liquidation preference, net of
    unamortized offering costs and discount of $6,990,034
    and $7,352,266, respectively.                                           23,144,551            19,631,397
                                                                         -------------         -------------

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.01 par value; 29,200,000 shares
    authorized; 4,012,846 shares issued and outstanding                         40,128                40,128
  Additional paid-in capital                                                23,649,582            23,649,582
  Accumulated deficit                                                      (67,452,832)          (61,553,137)
                                                                         -------------         -------------
         Total stockholders' deficiency                                    (43,763,122)          (37,863,427)
                                                                         -------------         -------------
TOTAL                                                                    $ 216,549,243         $ 215,695,439
                                                                         =============         =============



See Notes to Condensed Consolidated Financial Statements
                                                                    Page 5 of 31

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND THREE QUARTERS ENDED SEPTEMBER 27, 1998 AND
SEPTEMBER 28, 1997
--------------------------------------------------------------------------------


                                                               QUARTERS ENDED                            THREE QUARTERS ENDED
                                                    -----------------------------------         -----------------------------------
                                                      SEPT. 27,             SEPT. 28,            SEPT. 27,              SEPT. 28,
                                                        1998                  1997                  1998                  1997
                                                    -------------         -------------         -------------         -------------
OPERATING REVENUES:
   Casino                                           $  42,396,425         $  38,446,296         $ 121,575,693         $ 103,163,292
   Food and beverage                                    6,441,054             5,923,519            18,616,266            16,719,913
   Rooms                                                5,529,700             5,666,706            15,799,994            16,000,478
   Other                                                1,338,972             2,582,503            13,612,654             7,366,736
                                                    -------------         -------------         -------------         -------------
     Total                                             55,706,151            52,619,024           169,604,607           143,250,419
  Less promotional allowances                           4,816,276             4,058,739            13,569,104            11,253,266
                                                    -------------         -------------         -------------         -------------
     Net                                               50,889,875            48,560,285           156,035,503           131,997,153
                                                    -------------         -------------         -------------         -------------

OPERATING COSTS AND EXPENSES:
  Casino                                               20,813,970            17,899,400            58,188,360            49,890,035
  Food and beverage                                     4,534,614             4,520,251            13,030,976            12,781,495
  Rooms                                                 2,673,478             3,123,246             8,669,748             9,244,056
  Other operating expense                                 524,950               440,556             1,568,190             1,176,760
  Selling, general and administrative                  14,644,899            12,918,825            43,903,842            34,927,924
  Depreciation and amortization                         3,388,553             3,226,673            10,151,299             9,064,364
  Write-down of assets and lease settlement                    --             4,009,832               332,144             4,009,832
                                                    -------------         -------------         -------------         -------------
     Total                                             46,580,464            46,138,783           135,844,559           121,094,466
                                                    -------------         -------------         -------------         -------------

INCOME FROM OPERATIONS                                  4,309,411             2,421,502            20,190,944            10,902,687

OTHER INCOME (EXPENSE):
  Interest income                                         144,899                81,641               363,156               244,093
  Interest income - stockholders                                4                30,145                     4                69,105
  Interest expense                                     (6,773,710)           (6,534,165)          (20,380,072)          (18,075,090)
  Interest expense - stockholders                          (4,742)              (37,273)              (14,064)             (110,994)
  Minority Interest in income of subsidiaries            (455,736)             (204,753)           (1,745,036)              (35,531)
  Other expense                                          (346,649)             (242,197)             (801,469)             (520,028)
                                                    -------------         -------------         -------------         -------------
NET LOSS                                            $  (3,126,523)        $  (4,485,100)        $  (2,386,537)        $  (7,525,756)

PREFERRED STOCK DIVIDENDS                              (1,211,201)           (1,054,001)           (3,513,155)           (3,049,090)
                                                    -------------         -------------         -------------         -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $  (4,337,724)        $  (5,539,101)        $ (5,899,692)         $ (10,574,846)
                                                    =============         =============         =============         =============
LOSS PER COMMON SHARE - BASIC                       $       (1.08)        $       (1.38)        $       (1.47)        $       (2.64)
                                                    =============         =============         =============         =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING BASIC                                      4,012,846             4,012,846             4,012,846             4,012,846
                                                    =============         =============         =============         =============



See Notes to Condensed Consolidated Financial Statements
                                                                    Page 6 of 31

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE QUARTERS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
--------------------------------------------------------------------------------


                                                                 SEPT. 27, 1998       SEPT. 28, 1997
                                                                 --------------       --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                        $ 17,188,272         $  4,221,852
                                                                  ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                         497,125               97,277
  Repayment from related parties                                            --              216,659
  Acquisition of property and equipment                             (5,235,252)          (2,855,109)
  Decrease in restricted cash                                          193,987            1,610,826
  Purchase of business, net of cash acquired                                --          (25,747,169)
  Distribution from 101 Main St.                                            --            1,034,000
  Investment in Fremont St. Experience                                (603,616)            (617,785)
                                                                  ------------         ------------
       Net cash used in investing activities                        (5,147,756)         (26,261,301)
                                                                  ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                            --           38,552,360
  Payment of debt offering costs                                      (832,137)          (1,849,269)
  Repayment of long-term debt                                       (6,242,899)         (14,086,665)
  Dividends to minority stockholders                                (1,827,881)            (294,159)
                                                                  ------------         ------------
       Net cash provided by (used in) financing activities          (8,902,917)          22,322,267
                                                                  ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            3,137,599              282,818

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      14,809,617           13,349,497
                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 17,947,216         $ 13,632,315
                                                                  ============         ============

CASH PAID FOR INTEREST                                            $ 12,286,407         $ 11,871,508
                                                                  ============         ============

CASH PAID FOR INCOME TAXES                                        $         --         $     18,075
                                                                  ============         ============

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Property and equipment acquired through issuance of debt          $  2,560,301         $     56,327
Accretion of discount on preferred stock                               362,233              329,613
Accrual of preferred stock dividends                                 3,150,922            2,719,476
Stock redemption adjustment                                                 --              136,021
Property and equipment transferred to estimated realizable
    value of Nevada Club Assets held for sale                               --            6,157,227
Accrual of offering costs                                              431,750                   --



See Notes to Condensed Consolidated Financial Statements
                                                                    Page 7 of 31

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation

        The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") as of September 27, 1998 and for the quarters and three quarters ended September 27, 1998 and September 28, 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the quarter ended September 27, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

        Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 method of presentation.

2.      Recently Adopted Accounting Standards

        In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. This statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. During the three quarters ended September 27, 1998 and September 28, 1997, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 570,524 shares of common stock at prices ranging from $1.00 to $1.10 per share and 680,974 shares of common stock at prices ranging from $1.00 to $4.50 per share and warrants to purchase 1,971,835 and 2,675,237 shares of common stock at $.01 per share were outstanding at September 27, 1998 and September 28, 1997, respectively. Such options and warrants are not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

5.      Contingencies

        On May 31, 1995, Fitzgeralds Reno, Inc. ("FRI") sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently conveyed Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments to five lessors in the amount of approximately $0.58 million annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of September 27, 1998, the current owner of Harolds Club was approximately $1.5 million in arrears in land lease payments and approximately $0.29 million in arrears in property taxes and assessments.

        The current owner of Harolds Club has not met its obligations with respect to the land leases, and in August 1996 each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada, against the current owner, FRI and other non-related prior lessees under the land leases, seeking past due rent, taxes and other property-related expenses, as well as attorneys' fees and costs. Cross-claims and third party complaints for indemnification have been asserted against FRI by the entity from which it assumed the land leases, and FRI has asserted cross-claims or third party complaints against the entities that are obligated to indemnify FRI under the various indemnification, assignment and assumption, and guarantee agreements. Additionally, on or about December 1997, one of the land lessors filed an additional action seeking rent, taxes and assessments accruing from October 1997 through March 1998.

        The current owner of Harolds Club and four of the five land lessors have executed asset purchase agreements (collectively referred to herein as the "Harolds Club Asset Purchase Agreements") to convey their fee simple interests in Harolds Club and the improvements thereon to an undisclosed purchaser, which undisclosed purchaser has also entered into an agreement with FRI to purchase the Nevada Club. The effectiveness of the Harolds Club Asset Purchase Agreements is contingent upon: (i) the execution and delivery of settlement and lease termination agreements ("Settlement Agreements") by and between FRI, four of the five land lessors, and the current and prior Harolds Club land lessees; (ii) a waiver of the right of first refusal by and between certain of the land lessors; and (iii) the conveyance, as described below, of the fifth land lessor's Harolds Club parcel (the "Campbell Parcel").

        Pursuant to the terms of the executed Settlement Agreements, FRI has agreed to pay the four land lessors approximately $1.7 million cash, less the cumulative amount of interim monthly rental payments ($28,977 per month), concurrently with the closing of the Harolds Club asset purchase transaction in exchange for dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club.

        To accommodate the requirement of the fifth Harolds Club land lessor that the transfer of the Campbell Parcel be structured as a tax-free exchange, on August 24, 1998, FRI purchased the Campbell Parcel for a purchase price of approximately $1.0 million. FRI paid approximately $0.55 million of the purchase price and a prior owner of Harolds Club paid the balance of approximately, $0.45 million and all closing costs. All claims filed by the Campbells against FRI have been dismissed with prejudice. FRI intends to terminate the lease encumbering the Campbell Parcel and convey said parcel to the undisclosed purchaser of Harolds Club for approximately $0.34 million.

        Because the assets of the current owner of Harolds Club are under the control of the United States Bankruptcy Court for the Northern District of New York, said Bankruptcy Court must approve the Harolds Club Asset Purchase Agreement between the current owner and the undisclosed purchaser. An order approving the sale was granted on October 8, 1998 and it is anticipated that such order will be entered prior to November 15, 1998. Additionally, the closing of the Harolds Club Asset Purchase Agreement is subject to closing of the Nevada Club sale. Although it is currently anticipated that the Harolds Club Asset Purchase Agreement will close on November 30, 1998, no assurance can be given that the transaction will be completed during 1998 or at all. See Part II, Item 1. Legal Proceedings.

6.      Nevada Club

        On June 8, 1998, the Company and an undisclosed purchaser executed an Asset Purchase Agreement (the "Nevada Club Asset Purchase Agreement") for the sale of the Nevada Club property in the amount of approximately $3.8 million. In anticipation of the pending sale, the Company closed the Nevada Club Casino in December 1997. The closing of the Nevada Club Asset Purchase Agreement is contingent upon the closing of the Harolds Club Asset Purchase Agreement described above in Note 5. Although it is currently anticipated that the Nevada Club sale will close November 30, 1998, no assurance can be given that the sale will be completed during 1998 or at all. See Part II, Item 1. Legal Proceedings.

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

        GENERAL

        Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, located in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno") Tunica, Mississippi ("Fitzgeralds Tunica") and Black Hawk, Colorado ("Fitzgeralds Black Hawk"). In addition, Fitzgeralds Arizona Management, Inc. ("FAMI"), a subsidiary 85% owned by the Company, had an exclusive agreement (the "Cliff Castle Management Agreement") to manage the Cliff Castle Casino ("Cliff Castle"), a gaming facility in Camp Verde, Arizona, owned and operated by the Yavapai-Apache Indian Nation (the "Nation"). In June 1998, FAMI entered into a termination agreement with the Nation wherein the parties mutually agreed to terminate the Cliff Castle Management Agreement, in consideration for which FAMI received $8.2 million. In consideration of the work performed by the Company prior and subsequent to the opening of the Turning Stone Casino in Verona, New York, the Company entered into a settlement agreement with the Oneida Indian Nation pursuant to which it received monthly payments through August 1998. The Company has received an offer to purchase the Nevada Club, located in Reno, Nevada, from an unaffiliated party and closed the property in December 1997 in anticipation of the pending sale. See Note 6 of Notes to Condensed Consolidated Financial Statements.

        Changes in operations affecting the period-to-period comparisons below include (a) the purchase of the remaining 78% membership interest in 101 Main, which owns and operates Fitzgeralds Black Hawk, on August 15, 1997, (b) the closing of Nevada Club in December 1997 in anticipation of its pending sale and
(c) termination of the Cliff Castle Management Agreement in June 1998.

        In the narrative discussion below, the "Cumulative 1998 Period" is defined as the three quarters ended September 27, 1998 and the "Cumulative 1997 Period" is defined as the three quarters ended September 28, 1997. The "1998 Q3 Period" is defined as the quarter ended September 27, 1998, and the "1997 Q3 Period" is defined as the quarter ended September 28, 1997. Financial performance is focused on the principal ongoing operating properties of the Company, which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno and, commencing August 15, 1997, Fitzgeralds Black Hawk, and management fees received by Fitzgeralds Incorporated ("FI"), collectively referred to as (the "Properties"). Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 in anticipation of its pending sale and, in management's opinion, is not material to the ongoing operations of the Company. Results for the Properties include corporate expenses allocated to the respective properties. Such amounts for each property were approximately $0.25 million for each of the quarters represented.


        THREE QUARTERS ENDED SEPTEMBER 27, 1998 COMPARISON TO THREE QUARTERS ENDED SEPTEMBER 28, 1997

        During the Cumulative 1998 Period, the Company experienced minimal revenue growth after taking into account the Fitzgeralds Black Hawk acquisition on August 15, 1997 and the non-recurring fees from termination of the Cliff Castle Management Agreement. In order to maintain the existing market share in each of its four existing markets, the Company has increased its promotional and complimentary expenses to meet the challenges of the highly competitive markets, resulting in reduced operating margins.

        The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 1998 Period and the Cumulative 1997 Period. EBITDA for the Properties increased from $21.0 million for the Cumulative 1997 Period to $31.0 million for the Cumulative 1998 Period primarily as a result of the non-recurring payment of $8.2 million in connection with the termination of the Cliff Castle Management Agreement. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, decreased $0.6 million from $24.6 million for the Cumulative 1997 Period to $24.1 million for the Cumulative 1998 Period (which includes $7.0 million of the $8.2 million received as consideration of the termination of the Cliff Castle Management Agreement). For a definition of EBITDA and adjusted EBITDA, see footnotes 3 and 5 of the table.

                                                  FOR THE THREE QUARTERS ENDED
                                                ---------------------------------
STATEMENT OF OPERATIONS DATA                    SEPT 27, 1998       SEPT 28, 1997
                                                -------------       -------------
                                                         (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                         $  36,991           $  34,608
    Fitzgeralds Tunica                               50,564              52,668
    Fitzgeralds Reno                                 30,211              30,631
    Fitzgeralds Black Hawk (1)                       27,297               4,484
    Other (2)                                        10,911               4,464
                                                  ---------           ---------
       Total Properties                             155,974             126,855
    Nevada Club                                          62               5,142
                                                  ---------           ---------
       Total                                      $ 156,036           $ 131,997
                                                  =========           =========
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                         $     (62)          $    (228)
    Fitzgeralds Tunica                                1,696               5,273
    Fitzgeralds Reno                                  2,272               1,823
    Fitzgeralds Black Hawk (1)                        7,057               2,045
    Other (2)                                         9,841               3,154
                                                  ---------           ---------
       Total Properties                              20,804              12,067
    Nevada Club                                        (613)             (1,164)
                                                  ---------           ---------
       Total (2)                                  $  20,191           $  10,903
                                                  =========           =========
OTHER DATA
EBITDA (3):
    Fitzgeralds Las Vegas                         $   2,346           $   2,136
    Fitzgeralds Tunica                                6,124               9,921
    Fitzgeralds Reno                                  4,064               3,514
    Fitzgeralds Black Hawk (1)                        8,371               2,246
    Other (4)                                        10,046               3,169
                                                  ---------           ---------
       Total Properties                              30,951              20,986
    Nevada Club                                        (609)             (1,019)
                                                  ---------           ---------
       Total EBITDA                                  30,342              19,967
    Adjustments to EBITDA (5)                        (6,290)              4,661
                                                  ---------           ---------
       Adjusted EBITDA                            $  24,052           $  24,628
                                                  =========           =========

Net Cash Provided by (Used in) (6):
    Operating Activities                          $  17,188           $   4,222
    Investing Activities                             (5,148)            (26,261)
    Financing Activities                             (8,903)             22,322
Depreciation and Amortization                        10,151               9,064
Capital Expenditures                                  5,235               2,855

Earnings to Fixed Charges (7):                           --                  --



----------

(1) Includes operating results of Fitzgeralds Black Hawk for the Cumulative 1998 Period and commencing August 15, 1997 for the Cumulative 1997 Period.

(2) (i) Includes management fees from Fitzgeralds Black Hawk for the Cumulative 1997 Period, (ii) includes management fee from Cliff Castle and Turning Stone for both periods presented, and (ii) includes non-recurring revenue of $8.0 million for the termination of the Cliff Castle Management Agreement during the Cumulative 1998 Period.

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

(4 ) Includes fees from management agreements from Fitzgeralds Black Hawk for the Cumulative 1997 Period, Cliff Castle and Turning Stone and $8.0 million of the $8.2 million received in connection with the termination of the Cliff Castle Management Agreement during the Cumulative 1998 Period, net of corporate expenses and expenses of FI.

(5) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented, (ii) inclusion of $1.0 million in cash received by the Company in the Cumulative 1997 Period as a result of its 22% membership in 101 Main, (iii) exclusion of Harold's Club lease settlement of $1.9 million and $0.1 million in the Cumulative 1997 and 1998 Periods, (iv) exclusion of $2.2 million allowance against the book value of Nevada Club assets held for sale to write down to estimated net realizable value in the Cumulative 1997 Period; and (v) exclusion of $7.0 million of the $8.2 million received in connection with the termination of the Cliff Castle Management Agreement during the Cumulative 1998 Period.

(6) Includes financial results of Nevada Club for the Cumulative 1998 and 1997 Periods.

(7 ) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $3.4 million and $6.8 million for the Cumulative 1998 and 1997 Periods, respectively.

OPERATING REVENUES

        Total revenues for the Properties were $169.5 million and net operating revenues were $156.0 million for the Cumulative 1998 Period, representing 23.2% and 23.0% increases, respectively, over total revenues of $137.7 million and net operating revenues of $126.9 million for the Cumulative 1997 Period. Such increases were due to the consolidation of operating results of Fitzgeralds Black Hawk for the Cumulative 1998 Period which were not included in the Cumulative 1997 Period until August 15, 1997 and the $8.2 million payment received during the Cumulative 1998 Period in connection with the termination of the Cliff Castle Management Agreement.

        The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties (of which approximately 82.3% and 78.7% were derived from slot machine revenues for the Cumulative 1998 and Cumulative 1997 Periods, respectively) increased 23.1% to $121.6 million for the Cumulative 1998 Period from the $98.8 million recorded for the Cumulative 1997 Period, due primarily to the consolidation of operating results of Fitzgeralds Black Hawk. Casino revenues increased 9.3% at the Las Vegas property, due primarily to improved marketing strategies and an effective guest development program. Casino revenues decreased 1.7% and 2.5% at the Reno and Tunica properties, respectively. The decrease in Reno was due primarily to severe weather conditions which affected travel over the mountains to Reno, particularly on weekends from the beginning of the year through May 1998. The decrease in Tunica was attributable to increased competition in the Tunica Market, as well as construction disruption due to remodeling of both the first and second floor casino which commenced in mid-April and continued through June 1998. Casino revenue for the Properties represented 71.7% and 71.8% of total revenues for the Properties for the 1998 and Cumulative 1997 Periods, respectively.

        Room revenues for the Properties (at 9.3% and 11.6% of total revenues for the Properties for the Cumulative 1998 and Cumulative 1997 Periods, respectively) decreased 1.3% from the Cumulative 1997 Period. At Fitzgeralds Reno, room revenues decreased 1.0%. This was due to the combination of a lower average occupancy rate, which decreased to 91.2% from 91.8% for the Cumulative 1997 Period, offset by an increase in the average daily rate of 1.8% for the Cumulative 1998 Period. Room revenues decreased 2.3% at Fitzgeralds Las Vegas while the occupancy rate decreased to 89.1% from 92.3% for the Cumulative 1997 Period and the average daily rate decreased 0.8%. At Fitzgeralds Tunica, room revenues decreased approximately $23,000. The occupancy rate increased to 96.0% from 90.6% for the Cumulative 1997 Period, but was offset by a 8.5% decrease in the average daily rate for the Cumulative 1998 Period.

        Food and beverage revenues for the Properties (at 11.0% and 11.3% of total revenues for the Properties for the Cumulative 1998 and Cumulative 1997 Periods, respectively) increased approximately $3.1 million or 19.8% from the Cumulative 1997 Period to the Cumulative 1998 Period. The Tunica, Las Vegas and Reno properties experienced revenue increases of 14.5%, 7.5%, and 8.5%, respectively, as a result of increases in covers, as well as the average price per cover. The inclusion of Fitzgeralds Black Hawk revenues of approximately $1.9 million for the Cumulative 1998 Period comprised a substantial portion of the increase since the Cumulative 1997 Period included only $0.3 million from Fitzgeralds Black Hawk commencing August 15, 1997.

        Other Revenues for the Properties increased $6.2 million or 84.6%, primarily as a result of the termination of the Cliff Castle Management Agreement.

        Promotional allowances for the Properties increased $2.8 million, or 25.4%, for the Cumulative 1998 Period year as a result of increasing levels of competition in all locations and inclusion of Fitzgeralds Black Hawk promotional allowances of $1.1 million for the Cumulative 1998 Period.

OPERATING COSTS AND EXPENSES

        Total operating costs and expenses for the Properties increased 17.8%, to $135.2 million for the Cumulative 1998 Period from $114.8 million for the Cumulative 1997 Period due to increases in marketing and payroll costs and inclusion of Fitzgeralds Black Hawk operating expenses of approximately $20.2 million.

        Casino expenses for the Properties were $58.0 million for the Cumulative 1998 Period, a 23.3% increase from the $47.1 million for the Cumulative 1997 Period, primarily due to inclusion of Fitzgeralds Black Hawk casino expenses, which accounted for 93.9% of the total increase for the Cumulative 1998 Period. Food and beverage expenses for the Properties increased 9.3%, to $13.0 million for the Cumulative 1998 Period from $11.9 million for the Cumulative 1997 Period. Room expenses for the Properties decreased 6.2%, to $8.7 million for the Cumulative 1998 Period from $9.2 million for the Cumulative 1997 Period. At the Las Vegas, Reno and Tunica properties, room expenses decreased by 0.9%, 1.5% and 14.9%, respectively. Tunica's expense reduction resulted from a 51.4% increase in complimentary sales, for which the cost of sales associated with such complimentary sales are reallocated to the casino department. Selling, general and administrative expense for the Properties increased 28.9% to $43.7 million for the Cumulative 1998 Period from $33.9 million for the Cumulative 1997 Period due partly to increases in marketing expenses and inclusion of Fitzgeralds Black Hawk expenses for the Cumulative 1998 Period.

        Personnel expenses for the Properties increased 16.0% to approximately $57.0 million for the Cumulative 1998 Period from approximately $49.1 million for the Cumulative 1997 Period. This increase was due primarily to inclusion of Fitzgeralds Black Hawk personnel expenses, which accounted for 68.9% of the total increase for the Cumulative 1998 Period, and a 22.8% increase at the Tunica property due to under-staffing for a portion of the Cumulative 1997 Period, as well as increased costs at the Tunica Property in both payroll and benefits in the Cumulative 1998 Period as a result of competitive pressures.

        Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player tracking card, increased 28.3% for the Cumulative 1998 Period. The increase was primarily due to inclusion of Fitzgeralds Black Hawk which accounted for 75.3% of the total increase for the Cumulative 1998 Period. In addition, more intensive marketing efforts at all the properties were undertaken in response to increasing competitive pressures.

        Depreciation and amortization expense of the Properties increased 13.8% to $10.1 million for the Cumulative 1998 Period from $8.9 million for the Cumulative 1997 Period. The increase resulted primarily from inclusion of Fitzgeralds Black Hawk depreciation and amortization expense of $1.3 million for the Cumulative 1998 Period.

INCOME FROM OPERATIONS

        Income from operations for the Properties increased 72.4% to $20.8 million (which includes $8.0 million of the $8.2 million received in connection with the termination of the Cliff Castle Management Agreement) for the Cumulative 1998 Period from $12.1 million for the Cumulative 1997 Period.

NET INTEREST EXPENSE

        Interest expense for the Properties (net of interest income), increased 12.0% to $19.8 million for the Cumulative 1998 Period from $17.6 million for the Cumulative 1997 Period, primarily due to increased debt as a result of the purchase of the remaining 78% membership interest in 101 Main.

MINORITY INTEREST IN INCOME OF SUBSIDIARIES

        Minority interest in income of subsidiaries increased approximately $1.7 million for the Cumulative 1998 Period primarily due to the $8.2 million received for the termination of the Cliff Castle Management Agreement which resulted in substantial distributions to minority shareholders.

NET LOSS

        Net loss for the Properties was $1.8 million for the Cumulative 1998 Period (which includes the $8.2 million received in connection with the termination of the Cliff Castle Management Agreement), an improvement of $4.2 million as compared to a net loss of $5.9 million for the Cumulative 1997 Period.


 QUARTER ENDED SEPTEMBER 27, 1998 COMPARISON TO QUARTER ENDED SEPTEMBER 28, 1997

        The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 1998 Q3 Period and the 1997 Q3 Period. EBITDA for the Properties increased from $6.8 million for the 1997 Q3 Period to $7.6 million for the 1998 Q3 Period. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors decreased from $9.5 million for the 1997 Q3 Period to $8.6 million for the 1998 Q3 Period. For a definition of EBITDA and adjusted EBITDA, see footnotes 3 and 5 of the table.

                                                     FOR THE QUARTERS ENDED
                                               -----------------------------------
STATEMENT OF OPERATIONS DATA                   SEPT. 27, 1998       SEPT. 28, 1997
                                               --------------       --------------
                                                          (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                         $ 11,711             $ 10,992
    Fitzgeralds Tunica                              18,206               18,412
    Fitzgeralds Reno                                11,261               11,235
    Fitzgeralds Black Hawk (1)                       9,383                4,484
    Other (2)                                          267                1,551
                                                  --------             --------
       Total Properties                             50,828               46,674
    Nevada Club                                         62                1,886
                                                  --------             --------
       Total                                      $ 50,890             $ 48,560
                                                  ========             ========
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                         $   (676)            $   (540)
    Fitzgeralds Tunica                               1,200                1,821
    Fitzgeralds Reno                                 1,517                 (851)
    Fitzgeralds Black Hawk (1)                       2,149                2,045
    Other                                               66                1,176
                                                  --------             --------
       Total Properties                              4,256                3,651
    Nevada Club                                         53               (1,229)
                                                  --------             --------
       Total                                      $  4,309             $  2,422
                                                  ========             ========
OTHER DATA
EBITDA (3):
    Fitzgeralds Las Vegas                         $    162             $    274
    Fitzgeralds Tunica                               2,684                3,424
    Fitzgeralds Reno                                 2,121                 (298)
    Fitzgeralds Black Hawk (1)                       2,606                2,246
    Other (4)                                           73                1,183
                                                  --------             --------
       Total Properties                              7,646                6,829
    Nevada Club                                         53               (1,180)
                                                  --------             --------
       Total EBITDA                                  7,699                5,649
    Adjustments to EBITDA (5)                          952                3,876
                                                  --------             --------
       Adjusted EBITDA                            $  8,651             $  9,525
                                                  ========             ========



----------

(1) Includes operating results of Fitzgeralds Black Hawk for the 1998 Q3 Period and commencing August 15, 1997 for the 1997 Q3 Period.

(2) Includes management fees from Fitzgeralds Black Hawk and Cliff Castle for the 1997 Q3 Period and includes management fees from Turning Stone during both periods presented.

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

(4) Includes fees from management agreements from Fitzgeralds Black Hawk and Cliff Castle for the 1997 Q3 Period and includes management fees from Turning Stone during both periods presented, net of corporate expenses and expenses of FI.

(5) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented, (ii) inclusion of $0.1 million in cash received by the Company in the 1997 Q3 Period as a result of its 22% membership in 101 Main,
(iii) exclusion of Harold's Club lease settlement of $1.9 million in the 1997 Q3 Period, (iv) exclusion of $2.2 million allowance against the book value of Nevada Club assets held for sale to write down to estimated net realizable value in the 1997 Q3 Period; and (v) inclusion of $1.0 million of the $8.2 million received in connection with the termination of the Cliff Castle Management Agreement prorated quarterly from July 1, 1998 to June 30, 2000.

OPERATING REVENUES

        Total revenues for the Properties were $55.6 million and net operating revenues were $50.8 million for the 1998 Q3 Period, representing 10.0% and 8.9% increases, respectively, over total revenues of $50.6 million and net operating revenues of $46.7 million for the 1997 Q3 Period. Such increases were due primarily to the consolidation of operating results of Fitzgeralds Black Hawk for the 1998 Q3 Period which were not included in the 1997 Q3 Period until August 15, 1997.

        Casino revenues for the Properties (of which approximately 83.4% and 81.4% were derived from slot machine revenues for the 1998 and 1997 Q3 Periods, respectively) increased 15.1% to $42.4 million for the 1998 Q3 Period from the $36.8 million recorded for the 1997 Q3 Period, due primarily to the consolidation of operating results of Fitzgeralds Black Hawk. Casino revenues increased 7.9% at the Las Vegas property, due primarily to improved marketing strategies and effective guest development programs. Casino revenues were essentially unchanged at the Reno property. Casino revenue increased 1.1% at the Tunica property, due to increased marketing efforts to improve traffic volumes into the casino. Casino revenue for the Properties represented 76.1% and 72.9% of total revenues for the Properties for the 1998 and 1997 Q3 Periods, respectively.

        Room revenues for the Properties (at 9.9% and 11.2% of total revenues for the Properties for the 1998 and 1997 Q3 Periods, respectively) decreased 2.4% from the 1997 Q3 Period. At Fitzgeralds Tunica, room revenues decreased 2.2%. This was due to the combination of a higher average occupancy rate, which increased to 96.7% from 94.2% for the 1997 Q3 Period, offset by a decrease in the average daily rate of 11.5% for the 1998 Q3 Period due to an increase in room capacity in the market. Room revenues decreased 2.5% at Fitzgeralds Las Vegas while the occupancy rate decreased 4.7% from 1997 Q3 Period, the average daily rate remained consistent. At Fitzgeralds Reno, room revenues also decreased by 2.6% as the occupancy rate decreased to 93.5% from 95.4% for the 1997 Q3 Period, with a 0.5% increase in the average daily rate for the 1998 Q3 Period.

        Food and beverage revenues for the Properties (at 11.6% and 10.9% of total revenues for the Properties for the 1998 and 1997 Q3 Periods, respectively) increased approximately $0.9 million or 17.2% from the 1997 Q3 Period to the 1998 Q3 Period. The Tunica, Las Vegas and Reno properties experienced revenue increases of 21.7%, 7.3% and 6.7%, respectively, as a result of increases in cover counts, as well as the average price per cover. The inclusion of Fitzgeralds Black Hawk revenues of approximately $0.7 million for the 1998 Q3 Period comprised a portion of the increase since the 1997 Q3 period included $0.3 million from Fitzgeralds Black Hawk commencing August 15, 1997.

        Other Revenues for the Properties decreased $1.3 million or 50.2%, primarily as a result of the termination of the Cliff Castle Management Agreement.

        Promotional allowances for the Properties increased $0.9 million or 23.5% for the 1998 Q3 Period as a result of increasing levels of competition in all locations and inclusion of Fitzgeralds Black Hawk promotional allowances of $0.4 million for the 1998 Q3 Period.

OPERATING COSTS AND EXPENSES

        Total operating costs and expenses for the Properties increased 8.2%, to $46.6 million for the 1998 Q3 Period from $43.0 million for the 1997 Q3 Period, due to increases in revenues and payroll costs and inclusion of Fitzgeralds Black Hawk operating expenses of approximately $7.2 million.

        Casino expenses for the Properties were $20.8 million for the 1998 Q3 Period, a 22.6% increase from the $17.0 million for the 1997 Q3 Period, primarily due to inclusion of Fitzgeralds Black Hawk casino expenses, which accounted for 88.0% of the total increase for the 1998 Q3 Period. The Las Vegas and Tunica Properties had increases of 7.5% and 1.9%, respectively, while Reno's expense remained unchanged. Food and beverage expenses for the Properties increased 7.8%, to $4.5 million for the 1998 Q3 Period from $4.2 million for the 1997 Q3 Period. Room expenses for the Properties decreased 14.4%. At the Las Vegas and Reno properties, room expenses increased by 1.5% and 2.0%, respectively, while the room expense at Tunica decreased 39.4%. Tunica's expense reduction results from a 101.4% increase in complimentary sales, for which the cost of sales associated with such complimentary sales are reallocated to the casino department. Selling, general and administrative expense for the Properties increased 17.2% to $14.6 million for the 1998 Q3 Period from $12.5 million for the 1997 Q3 Period, partly due to increases in marketing expenses and inclusion of Fitzgeralds Black Hawk expenses of $1.7 million for the 1998 Q3 Period.

        Personnel expenses for the Properties increased 11.0% to approximately $19.5 million for the 1998 Q3 Period from approximately $17.6 million for the 1997 Q3 Period. This increase was due primarily to inclusion of Fitzgeralds Black Hawk personnel expenses, which accounted for 64.3% of the total increase for the 1998 Q3 Period, and increases at Tunica, Las Vegas, and Reno of 8.2%, 2.3% and 1.1%, respectively.

        Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player tracking card, increased 25.5% for the 1998 Q3 Period. The increase was primarily due to inclusion of Fitzgeralds Black Hawk which accounted for 75.6% of the total increase for the Cumulative 1998 Period. In addition, more intensive marketing efforts at all the properties were undertaken in response to increasing competitive pressures.

        Depreciation and amortization expense of the Properties increased 6.7% to $3.4 million for the 1998 Q3 Period from $3.2 million for the 1997 Q3 Period. The increase resulted primarily from inclusion of Fitzgeralds Black Hawk depreciation and amortization expense of $0.5 million for the 1998 Q3 Period.

INCOME FROM OPERATIONS

        Income from operations for the Properties increased 16.6% to $4.3 million for the 1998 Q3 Period from $3.7 million for the 1997 Q3 Period.

NET INTEREST EXPENSE

        Interest expense for the Properties (net of interest income), increased 3.0% to $6.6 million for the 1998 Q3 Period from $6.5 million for the 1997 Q3 Period, primarily due to increased debt as a result of the purchase of the remaining 78% membership interest in 101 Main.

NET LOSS

        For the reasons described above, net loss for the Properties remained unchanged at $3.1 million for the 1998 Q3 Period and for the 1997 Q3 Period.

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

        At September 27, 1998, the Company had unrestricted cash of $17.9 million, compared to $14.8 million at December 31, 1997. The Company's primary sources of liquidity and cash flows during the Cumulative 1998 Period were operations of $17.2 million (which includes $8.2 million received for the termination of the Cliff Castle Management Agreement) and proceeds from the sale of assets of $0.5 million. Uses of liquidity during the Cumulative 1998 Period included acquisition of property and equipment of $5.2 million, repayment of long term debt of $6.2 million and payment of debt offering costs of $0.8 million.

        Net cash used in investing activities was $5.1 million for the Cumulative 1998 Period as compared to net cash used of $26.3 million for the Cumulative 1997 Period. Net cash used in financing activities was $8.9 million for the Cumulative 1998 Period as compared with net cash of $22.3 million provided during the Cumulative 1997 Period.

        With regard to certain matters relating to Harolds Club and Nevada Club see Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

        During 1997, the Company recorded an expense of $1.9 million for the Harolds Club anticipated net settlement obligation, including related legal fees. In anticipation of the Nevada Club transaction, the Company reclassified $6.2 million from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale in the consolidated balance sheet as of December 31, 1997, and recorded an allowance of $2.2 million against the book value of the assets held for sale to write such assets down to the estimated net realizable value in the consolidated statement of operations for year ended December 31, 1997. For the Cumulative 1998 Period, the assets held for sale were written down an additional $0.2 million to the net realizable value of the Nevada Club Asset Purchase Agreement executed on June 8, 1998. See Part II, Item 1. Legal Proceedings.

        A note payable by Nevada Club, Inc. ("NCI") to a bank, which is secured by Nevada Club assets and guaranteed by the Chairman and Chief Executive Officer of the Company in the amount of $2.4 million, was retired in September 1998. Such note payable had covenants that required certain financial ratios to be maintained which have not been in compliance since December 1997. The lender had previously notified the Company that it had not waived such non-compliance and that it would not renew the note when it matured in December 1998. A note payable by FRI to a trust which is also secured by Nevada Club assets will also be retired upon the sale of Nevada Club which is anticipated to close on November 30, 1998. As of September 27, 1998, such note payable had a principal balance of approximately $0.8 million. There can be no assurance , however, that Nevada Club will be sold and the Harolds Club settlement will be consummated.

        The Company's principal sources of capital will consist of cash from operations, a line of credit and vendor and third party financing of gaming and other equipment. The indenture under which the Senior Secured Notes were issued allows the Company, under certain circumstances, to establish a secured $15.0 million line of credit, of which up to $5.0 million could be used for capital projects at Fitzgeralds Black Hawk. The Company established a $15.0 million line of credit with a lending institution on October 29, 1998. The operating results for the second and third quarters of 1998 were substantially less than anticipated which has significantly impacted the Company's ability to satisfy its anticipated cash requirements including debt service, working capital and fixed charges as well as capital expenditures for 1998. All previously approved projects requiring capital expenditures are being deferred where possible and future projects requiring capital expenditures are being reviewed, in each case to assess feasibility. If future operating results do not improve, the Company's cash provided by operations may not be sufficient to satisfy its cash requirements for the balance of 1998 nor 1999. There can be no assurance as to the actual level of operating cash requirements or of the amount of cash flows from operations.

EBITDA AND ADJUSTED EBITDA

        The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $31.0 million for the Cumulative 1998 Period and $21.0 million for the Cumulative 1997 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $24.0 million for the Cumulative 1998 Period (which $24.0 million does not include $7.0 million of the $8.2 million received in connection with the termination of the Cliff Castle Management Agreement) and $24.6 million for the Cumulative 1997 Period. Adjusted EBITDA is determined based on the adjustments described in Note 5 to "Statement of Operations Data." However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.


RATIO OF EARNINGS TO FIXED CHARGES

        The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $3.4 million and $6.8 million for the Cumulative 1998 and 1997 Periods, respectively.


BUSINESS SEASONALITY AND SEVERE WEATHER

        The gaming operations of the Company in certain locations may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. At Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year's) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At each of the three other Fitzgeralds-brand properties, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November.

        The Company's results are also affected by inclement weather in relevant markets. The Fitzgeralds Black Hawk site, located in the Rocky Mountains of Colorado, and the Fitzgeralds Reno site, located in the foothills of the Sierra Nevada mountains in Nevada, are subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Company's facilities.


COMPUTERIZED OPERATIONS AND THE YEAR 2000

        During recent years, there has been significant global awareness raised regarding the potential disruption to business operations worldwide resulting from the inability of current technology to process properly the change from the year 1999 to 2000. The Year 2000 Issue is the result of computer programs being written using three digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        In 1997, the Company initiated an investigation to identify and ensure that all significant applications will be Year 2000 compliant. The Company is conducting its investigation and is in the process of obtaining assurances from its vendors that timely updates will be made available to ensure Year 2000 compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

        The Company will utilize both internal and external resources to test, program and or replace applications to ensure that they are Year 2000 compliant. Completion of this project is anticipated by October 31, 1999. The costs associated with the Year 2000 project are expected to be approximately $1.2 million; however, the Company has not finalized its investigation. The Company has incurred approximately 27% of such costs through the Cumulative 1998 Period and anticipates that the remaining portion of the estimated cost will be incurred through October 31, 1999. Approximately $0.9 million of the cost is expected to be capitalized with the remaining amount expensed as incurred. Such costs are expected to be funded through operating cash flows as well as vendor and third party financing. Costs of hardware and software required to be purchased as a result of the Year 2000 Issue will be capitalized in accordance with normal policy. Personnel and all other costs related to the project will be expensed as incurred. The conversion of most purchased applications will be completed under the terms of maintenance agreements which provide for the conversion of such applications at no additional cost. All equipment and other operating systems are currently being evaluated to determine if Year 2000 issues have an effect on their ability to perform their respective functions. The Company has not established a comprehensive contingency plan at this time. As the Company pursues implementation of its Year 2000 compliance plan, it will continue to evaluate the need for contingency plans for those areas which might be at risk for being Year 2000 compliant.

        Although, based on its investigation to date the Company does not believe that it will experience any significant adverse effects or material unbudgeted costs associated with the Year

2000 project, the Company cannot provide any assurance in this regard, and any such cause or effect could materially and adversely affect the Company.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

HAROLDS CLUB

        On May 31, 1995, Fitzgeralds Reno, Inc. ("FRI") sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently conveyed Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, FRI is contingently obligated for certain land lease payments to five lessors in the amount of approximately $0.58 million annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of September 27, 1998, the current owner of Harolds Club was approximately $1.5 million in arrears in land lease payments and approximately $0.29 million in arrears in property taxes and assessments.

        The current owner of Harolds Club has not met its obligations with respect to the land leases, and in August 1996 each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada, against the current owner, FRI and other non-related prior lessees under the land leases, seeking past due rent, taxes and other property-related expenses, as well as attorneys' fees and costs. Cross-claims and third party complaints for indemnification have been asserted against FRI by the entity from which it assumed the land leases, and FRI has asserted cross-claims or third party complaints against the entities that are obligated to indemnify FRI under the various indemnification, assignment and assumption, and guarantee agreements. Additionally, on or about December 1997, one of the land lessors filed an additional action seeking rent, taxes and assessments accruing from October 1997 through March 1998.

        The current owner of Harolds Club and four of the five land lessors have executed asset purchase agreements (collectively referred to herein as the "Harolds Club Asset Purchase Agreements") to convey their fee simple interests in Harolds Club and the improvements thereon to an undisclosed purchaser, which undisclosed purchaser has also entered into an agreement with FRI to purchase the Nevada Club. The effectiveness of the Harolds Club Asset Purchase Agreements is contingent upon: (i) the execution and delivery of settlement and lease termination agreements ("Settlement Agreements") by and between FRI, four of the five land lessors, and the current and prior Harolds Club land lessees; (ii) a waiver of the right of first refusal by and between certain of the land lessors; and (iii) the conveyance, as described below, of the fifth land lessor's Harolds Club parcel (the "Campbell Parcel").

        Pursuant to the terms of the executed Settlement Agreements, FRI has agreed to pay the four land lessors approximately $1.7 million cash, less the cumulative amount of interim monthly rental payments ($28,977 per month), concurrently with the closing of the Harolds Club asset purchase transaction in exchange for dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club.

        To accommodate the requirement of the fifth Harolds Club land lessor that the transfer of the Campbell Parcel be structured as a tax-free exchange, on August 24, 1998, FRI purchased the Campbell Parcel for a purchase price of approximately $1.0 million. Approximately, $0.45 million of the purchase price and the closing costs were paid by a prior owner of Harolds Club. FRI intends to terminate the lease encumbering the Campbell Parcel and convey said parcel to the undisclosed purchaser of Harolds Club for approximately $0.34 million.

        Because the assets of the current owner of Harolds Club are under the control of the United States Bankruptcy Court for the Northern District of New York, said Bankruptcy Court must approve the Asset Purchase Agreement between the current owner and the undisclosed purchaser. An order approving the sale was granted on October 8, 1998 and it is anticipated that such order will be entered prior to November 15, 1998. Additionally, the closing of the Harolds Club transaction is subject to closing of the Nevada Club sale. Although it is currently anticipated that the Harolds Club transaction will close on November 30, 1998, no assurance can be given that the transaction will be completed during 1998 or at all.


TREASURE BAY


        In October 1993, Fitzgeralds Mississippi, Inc. ("FMI"), a wholly owned subsidiary of the Company and manager of Fitzgeralds Tunica, executed a road contract (the "Contract") with Treasure Bay Gaming and Resorts, Inc. ("Treasure Bay") to share equally the cost of developing a road leading to the two properties (the "Roadway") and acquiring a 3.67-acre tract of land (the "Tract"). The Company believes that it has paid its portion of such costs, although documents filed by Treasure Bay in the Treasure Bay bankruptcy proceeding referred to below reflect its claim that approximately $0.3 million remains outstanding. Pursuant to the Contract, the Roadway and the Tract were acquired by Treasure Bay and the Roadway was constructed providing access from Commerce Road to the Fitzgeralds Tunica and Treasure Bay casinos. Pursuant to Treasure Bay's acquisition contract and deed, Treasure Bay was also obligated to convey the Roadway to Tunica County within a reasonable time after its development, and adjacent land owners and utility companies were to be entitled to full rights of access.

        Treasure Bay is currently subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code (the "Bankruptcy Code"). At the time Treasure Bay filed its bankruptcy petition, preliminary title reports on the Roadway and the Tract indicated that a deed of trust securing $115.0 million in Treasure Bay bonds and approximately $8.0 million in mechanics' and materialmen's liens had been recorded against such properties. In addition, the lien on the deed of trust was prior to the Company's easement rights over two additional tracts that are necessary for access to the Fitzgeralds Tunica property. FMI believes the holder of the deed of trust was aware of its rights at the time the deed of trust was recorded. To quiet title in the Roadway and the Tract, FMI filed an adversary proceeding against Treasure Bay and others claiming an interest in the Roadway and the Tract. FMI's complaint sought, among other relief, a declaratory judgment that FMI owns an unencumbered, undivided one-half interest in the Roadway and Tract and the avoidance of all liens on the Roadway and the Tract. In an effort to compromise and settle its tax liability on the Roadway, the Tract, and other real property it owns, in September 1996, Treasure Bay executed a Quitclaim Deed in favor of Tunica County to convey a one-half interest in the Tract. Prior to this conveyance, all lien-holders released their liens against the Tract.

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

        On October 15, 1998, at the conclusion of the trial in this adversarial proceeding, the court entered a judgment in favor of Treasure Bay and against FMI in the principal amount of $319,932, plus pre-judgment interest in the amount of $109,811 from July 1, 1994, through October 15, 1998, plus interest from October 16, 1998 until paid at the legal rate. The judgment further provides if and when FMI pays the above sum, then Treasure Bay shall convey to FMI a deed to an undivided one-half interest in the Tract and the Roadway free and clear of all liens and encumbrances, including the deed of trust of Treasure Bay's bondholder, First Trust National Association ("First Trust"). The court further granted judgment in favor of First Trust against FMI dismissing FMI's claims against First Trust for slander of title. FMI has appealed the findings of fact, conclusions of law and the judgment entered in this adversarial matter. On October 28, 1998, the parties executed a Stipulation and Order pursuant to which FMI posts a cash bond in the amount of approximately $537,000 and Treasure Bay agreed to stay execution of the judgment pending appeal.

        It is not possible at the present time to predict the outcome of the appeal. Furthermore, there can be no assurance that Tunica County would be prepared to accept the conveyance of the Roadway at this time in which case FMI would continue to undertake maintenance of the Roadway. FMI is in physical possession of and utilizing the Roadway and the Tract. The loss of access to the Roadway could require the Company to construct a new road to its property. The Company believes that FMI will continue to have full access and use of the Roadway and the Tract.

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

Not Applicable

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
        27(c):  Financial Data Schedule
(b)  Reports on Form 8-K
        Report on Form 8-K, Item 5, filed on July 28, 1998

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 10, 1998


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