Form 10-K
period 1998-12-31
FITZGERALDS GAMING CORP
filed 1999-03-30
CIK 948087

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from _________ to _________.

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

                                (702) 388 - 2400
              (Registrant's telephone number, including area code)

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

As of March 15, 1999, the number of outstanding shares of the Registrant's Common Stock was 4,012,846. As of March 15, 1999, approximately 285,000 shares of the Registrant's Common Stock was held by non-affiliates of the Registrant. The Registrant's Common Stock is not listed or traded on any exchange. For purposes of determining the number of shares held by non-affiliates, all directors, officers, employees and five percent or greater owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE
                        Exhibit Index located on Page 51

                         FITZGERALDS GAMING CORPORATION
                         1998 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

   ITEM                                                                                     PAGE
   ----                                                                                     ----
PART I.........................................................................................1

   ITEM 1. BUSINESS............................................................................1
     General...................................................................................1
     Operating Strategy........................................................................1
     Historical Development....................................................................2
     Properties................................................................................2
     Other Gaming Assets.......................................................................5
     Competition...............................................................................6
     Employees.................................................................................8
     Trade Names, Trademarks and Service Marks.................................................8
     Governmental Regulation...................................................................8
   ITEM 2. PROPERTIES.........................................................................19
   ITEM 3. LEGAL PROCEEDINGS..................................................................20
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................22

PART II.......................................................................................23

   ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............23
   ITEM 6. SELECTED FINANCIAL DATA............................................................24
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS.................................................................................26
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................35
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................36
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
   DISCLOSURE.................................................................................36

PART III......................................................................................37

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT....................................37
   ITEM 11. EXECUTIVE COMPENSATION............................................................41
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................46
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................47

PART IV.......................................................................................48

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................48

SIGNATURES....................................................................................49

                                     PART I

ITEM 1. BUSINESS

GENERAL

Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, located in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno"), Tunica, Mississippi ("Fitzgeralds Tunica"), and Black Hawk, Colorado ("Fitzgeralds Black Hawk"). The Company markets its properties primarily to middle-market customers, emphasizing its Fitzgeralds brand and its "Fitzgeralds Irish Luck" theme. As of December 31, 1998, the Company operated a total of 3,712 slot machines, 107 table games and approximately 1,500 hotel rooms at its Fitzgeralds-brand properties.

In December 1997, the Company issued $205.0 million of 12 1/4% Senior Secured Notes due 2004 (the "Senior Secured Notes") secured by a lien on substantially all of the assets of the Company. In October 1998, the Company established a $15.0 million line of credit (the "Credit Facility") with a lending institution, of which $5.0 million may be used for capital projects at Fitzgeralds Black Hawk. The Credit Facility is secured by a lien on substantially all of the assets of the Company, which lien is senior to the lien securing the Senior Secured Notes. The Company currently conducts substantially all of its business through wholly owned subsidiaries: Fitzgeralds Reno, Inc. ("FRI"); Fitzgeralds South, Inc. ("FSI"); and Fitzgeralds Incorporated ("FI"). FRI directly owns and operates Fitzgeralds Reno; FSI owns and operates Fitzgeralds Las Vegas and Fitzgeralds Tunica through wholly owned subsidiaries; and FI owns and operates Fitzgeralds Black Hawk through wholly-owned subsidiaries, including 101 Main Street Limited Liability Company ("101 Main").

Unless the context otherwise requires, the "Company" refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive office of the Company is located at 301 Fremont Street, Las Vegas, Nevada 89101; telephone (702) 388-2400; facsimile (702) 382-5562.

OPERATING STRATEGY

The Company's ongoing operating strategy is to increase profitability by utilizing its national gaming brand and fully integrated player tracking system (the "Fitzgeralds Card") to further penetrate the middle-market customer base and to capitalize on the competitive strengths of its four Fitzgeralds-brand properties. The Company's operating strategy is characterized by several principal elements including:

Development of National Gaming Brand

The Company has developed a national gaming brand by using a consistent Irish Luck theme throughout the casinos, hotels, restaurants and bars at all of its properties. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow, as well as Irish music. The Company believes that its theme creates an exciting and comfortable environment together with a distinctive brand identity for customers. The Irish Luck theme allows the Company to capitalize on its belief that every casino guest wants to feel lucky and, by associating luck with the Fitzgeralds name, "Fitzgeralds Irish Luck" becomes unique.

Middle Market Customer Focus

The Company provides a high-quality casino entertainment experience at an affordable price to attract the middle market guests which it believes constitute the largest segment of potential gaming customers whom the Company can then identify, qualify and target for direct marketing activities. The importance of friendly and efficient service is stressed continuously through extensive employee training. The Company's approach to business includes personal contact with trained hosts, moderately priced food, beverages and lodging, and the use of the Fitzgeralds Card as part of a frequent player recognition program. The Company believes that such an approach to business provides a comfortable, "Lucky" environment designed to promote customer loyalty, a high rate of repeat business and the basis for the further development of its national brand.

Emphasis on Slot Play

The Company emphasizes slot machine play, which it believes to be the fastest growing and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological development that is resulting in the replacement of mechanical devices with advanced interactive electronic games. These newer games offer greater variety, higher payouts and longer periods of play for the casino entertainment dollar relative to simple mechanical devices. Subject to the availability of financing, as to which there can be no assurance, the Company intends to continue investing in state-of-the-art machines and related equipment and systems, such as bill acceptors, player tracking, and continue replacing older models with the most current product offerings in an effort to maximize revenue.

HISTORICAL DEVELOPMENT

The Company and its senior management have been active in the development of facilities in new gaming jurisdictions. The Company's senior management team has an aggregate of over 60 years of diversified multi-jurisdictional gaming experience in competitive markets.

The Company's ability to expand in the future will depend upon a number of factors including, but not limited to: (i) the identification and availability of suitable locations, and the negotiation of acceptable purchase, lease, joint venture or other terms; (ii) the securing of required state and local licenses, permits and approvals, which in some jurisdictions may be limited in number;
(iii) political factors; (iv) the risks typically associated with any new construction; (v) the availability of adequate financing on acceptable terms, particularly in light of restrictive covenants in certain debt instruments which may limit the Company's ability to obtain such financing; and (vi) the financial condition and results of operations of the Company. In addition, the Company is highly leveraged and lacks financial flexibility. The lack of financial flexibility may severely limit the Company's ability to take advantage of expansion opportunities. As a result, there can be no assurance that the Company will be able to expand to any additional locations or, if such expansion occurs, that it will be successful.

PROPERTIES

The Company currently owns and operates two Nevada properties (Fitzgeralds Las Vegas and Fitzgeralds Reno), one Mississippi property (Fitzgeralds Tunica) and one Colorado property (Fitzgeralds Black Hawk).

Fitzgeralds Las Vegas

Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third and Fourth Streets at the Fremont Street Experience in downtown Las Vegas. The property is accessible via Interstate 15 and US 95 and markets to Las Vegas tourists, numbering approximately 30.6 million in 1998 and, to a lesser extent, to the approximately 1.3 million residents of the Las Vegas valley. The 34-story building underwent a refurbishment of the hotel and remodeling expansion of the casino which was substantially completed in December 1996 at a cost of approximately $19.4 million. At December 31, 1998, the facility contained a 638-room hotel (including 14 suites) and a casino offering 1,067 slot machines, 25 table games, a 45-seat keno lounge and a sports book (operated by a third party). Fitzgeralds Las Vegas amenities include five restaurants, three bars, an ice cream parlor, a special events center, a gift shop and an entertainment area. Fitzgeralds Las Vegas includes a 323-space parking structure and an adjacent surface parking area with an additional 76 spaces.

In September 1995, the Company entered into a 13-year franchise license agreement with Holiday Hospitality Franchising, Inc., ("HHFI") to operate the Fitzgeralds Las Vegas hotel as a Holiday Inn commencing in July 1996. Subject to the terms and conditions of the agreement, the Fitzgeralds Las Vegas hotel has been included in the Holiday Inn Worldwide Reservation System and has use of Holiday Inn copyrights, trademarks and similar proprietary rights used by other Holiday Inn licensees. The Company is the exclusive licensee of Holiday Inn-branded hotels within the defined territory encompassing downtown Las Vegas. The Company pays a monthly royalty based on a percentage of Fitzgeralds Las Vegas revenues from room rentals after deduction of sales and room taxes and a portion of complimentary rooms. The Company also pays marketing, reservation and similar fees based on such revenues or the number of rooms.

Las Vegas continues to grow rapidly and is one of the world's largest tourist destinations. In order to more fully participate in that growth, eight downtown gaming companies, including the Company, opened the Fremont Street Experience in November 1995 to revitalize the central core of the downtown Las Vegas gaming district. The Fremont Street Experience converted five blocks of Fremont Street into a "must see" attraction that restores and enhances the intimacy and visual excitement of downtown Las Vegas. The Fremont Street Experience includes a pedestrian mall, shops, restaurants and entertainment beneath an approximately 1,500-foot long, 90-foot high Space Frame, which incorporates approximately 2.1 million lights to offer a number of "Sky Parade Light Shows," as well as a number of special events and festivals. In addition, there have been extensive sidewalk and street improvements, and the construction of an approximately 1,400-space parking structure. A retail shopping facility is currently under construction on an adjacent lot and is expected to open by the summer of 2000. With its appeal to adults, together with its location on Fremont Street, the Fremont Street Experience is distinguishable from other Las Vegas attractions and draws both locals and tourists who might not otherwise visit the downtown area. To maintain and enhance its competitive position, it will be necessary to incur capital expenditures at Fitzgeralds Las Vegas, such as the addition of a swimming pool, to improve the appeal of the property. Because the Company is highly leveraged, lacks financial flexibility and may not generate sufficient funds internally, there can be no assurance that the Company will be able to undertake any such capital improvements.

Fitzgeralds Tunica

Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica is designed as an Irish castle and is the focal point of a heavily wooded, 121-acre Company-owned site situated by the Mississippi River. The Fitzgeralds Tunica casino opened in June 1994 at a cost of approximately $46.0 million. The facility was expanded to include a hotel and related amenities, which improvements were substantially completed in October 1996 at a cost of approximately $34.0 million. At December 31, 1998, the facility included a 507-room hotel, a special events center, an indoor swimming pool and a casino offering 1,175 slot machines and 34 table games, two bars, three restaurants and a gift shop.

The Company has developed Fitzgeralds Tunica into a full-service entertainment destination and has been able to increase and diversify its customer base by attracting, in addition to its local customers, independent travelers, tour-and-travel customers and guests for special events and conventions. In

October 1998, a new inter-casino connector road was completed which has increased accessibility to Fitzgeralds Tunica. To maintain and enhance its competitive position, it will be necessary to incur capital expenditures at Fitzgeralds Tunica, such as the addition of covered parking to add to the appeal of the property, and dock facilities to take advantage of its relatively isolated location adjacent to the Mississippi River. Because the Company is highly leveraged, lacks financial flexibility and may not generate sufficient funds internally, there can be no assurance that the Company will be able to undertake any such capital improvements.

Fitzgeralds Reno

Fitzgeralds Reno is located in downtown Reno on the corner of Virginia Street and Commercial Row next to the landmark Reno Arch. In 1997, Fitzgeralds Reno renovated its front entrance and continues to renovate and upgrade its hotel rooms. At December 31, 1998, the facility consisted of a 16-story, 351-room hotel and a casino offering 894 slot machines, 32 table games, a 100-seat keno lounge and a sports book (operated by a third party). Amenities include three restaurants, three bars, an entertainment lounge and a gift shop. Fitzgeralds Reno leases a portion of a nearby 850-space parking garage to provide 345 parking spaces for guests. The lease expires on December 31, 1999. Although the Company has historically been able to renew the lease on an annual basis, the loss of the use of such parking facilities would put Fitzgeralds Reno at a disadvantage with its competitors who have parking facilities.

The Fitzgeralds marketing strategy is to capitalize on the high level of pedestrian traffic surrounding Fitzgeralds Reno, which is located in the heart of downtown Reno adjacent to the landmark Reno Arch. Fitzgeralds Reno maintains active sidewalk marketing programs aimed at attracting pedestrians into the casino. To further increase Fitzgeralds Reno's appeal and convenience, the Company constructed an enclosed temperature-controlled, themed pedestrian bridge (the "Rainbow Skyway"), which connects the sidewalk located across the railroad tracks near the entrance to the Eldorado Hotel and Casino to the upgraded second floor casino of Fitzgeralds Reno. Fitzgeralds Reno guests entering via the Rainbow Skyway step into a themed "Lucky Forest" and are greeted at the Fitzgeralds Card Center. The second floor of the casino has been further upgraded with the addition of new slot machines, specialty table gaming products and a renovated restaurant in anticipation of increased traffic flow from the Rainbow Skyway. The cost of the Rainbow Skyway was approximately $2.3 million, of which $1.0 million was funded by the Union Pacific Railroad with the balance being borne by the Company. The Rainbow Skyway was opened to the public on February 7, 1998. The Rainbow Skyway was constructed over air rights which were acquired by the Company from the Southern Pacific Railroad. Such air rights may be subject to a claim of ownership (or claim of an ownership interest) by the United States of America. Although the Company believes it is unlikely that the United States of America would, in a manner adverse to the Company, exercise any right, title, or interest it may hold or obtain in the air rights parcel, no assurance can be made that such an exercise will not occur.

The Company believes that the renovation of the front entrance and hotel rooms will increase visibility and improve operations. In addition, the Company continues to upgrade its slot and specialty table game products in conjunction with its fully integrated player tracking system. To maintain and enhance its competitive position, it will be necessary to continue to incur capital expenditures at Fitzgeralds Reno to improve the appeal of the property. Because the Company is highly leveraged, lacks financial flexibility and may not generate sufficient funds internally, there can be no assurance that the Company will be able to undertake any such capital improvements. With regard to the impact of the Reno Transportation Rail Access Corridor (ReTRAC) Project, see
Item 3 - Legal Proceedings.

Fitzgeralds Black Hawk

Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado, next to the Gilpin Casino and across the street from Bullwhackers. Fitzgeralds Black Hawk consists of a two-story building, the interior of which features high ceilings and other architectural details which sets it apart visually from many other Black Hawk casinos. At December 31, 1998, the main floor casino offered 576 slot machines, 6 table games, a restaurant, a bar and an entertainment area. The second floor is mostly unfinished and is being partially used for offices and storage. Fitzgeralds Black Hawk also has a 400-space, all valet parking garage, adjacent to the casino.

The Company has revised the expansion plans for its existing Fitzgeralds Black Hawk facility. Current revised plans include expanding the existing casino and related administration areas as well as modifying the garage. The expansion will utilize the adjoining empty lot and two existing office buildings owned by the Company and add approximately 250 slot machines. Construction on the expansion project is expected to start in the third quarter of 1999, subject to receipt of all requisite permits, licenses and approvals. Although final plans, specifications and a detailed budget are not currently available, construction costs are estimated at $6.9 million for the casino expansion and garage modifications, plus an additional $2.5 million for gaming equipment. The Company's existing Credit Facility currently would permit borrowings of up to $5.0 million for capital improvements at Fitzgeralds Black Hawk. The Company is in the process of obtaining the requisite permits, licenses and approvals necessary for the expansion project; however, no assurance can be given that such approvals will be received.

Cliff Castle Casino

Cliff Castle Casino ("Cliff Castle") is a Class II and Class III gaming facility owned and operated by the Yavapai-Apache Nation (the "Nation") on Tribal land in Camp Verde, Arizona, located approximately 90 miles north of Phoenix. In May 1995, Fitzgeralds Arizona Management, Inc. ("FAMI"), an 85% owned subsidiary of the Company, entered into an exclusive agreement (the "Cliff Castle Management Agreement") to manage Cliff Castle for five years. In June 1998, FAMI agreed to terminate the Cliff Castle Management Agreement, in consideration for which FAMI received $8.0 million.

Turning Stone Casino

In consideration of work performed by the Company pursuant to an agreement with the Oneida Indian Nation to manage Turning Stone Casino in Verona, New York, the Company received monthly payments of $133,333 through September 1998.

Certain Hotel Operating Information

The following table on Fitzgeralds hotel operations is provided as additional supplemental information:

                                DECEMBER 31, 1998
----------------------------------------------------------------------------------------------
                                                                                      Room
                               Number                             Average   Average  Revenue/
            Year      Date      of    Renovation  Renovation     Occupancy   Room    Available
Hotel       Built   Acquired   Rooms     Year       Amount         Rate      Rate     Rooms
-----       -----   ---------  ------ ----------  ----------     ---------  -------  ---------
Las Vegas   1979   Nov. 1987    638      1996     $3,475,835      88.8%     $38.51    $33.71
Tunica      1996   N/A          507       N/A     $       --      94.3%     $45.51    $42.93
Reno        1978   Dec. 1986    351      1998     $  673,000*     89.7%     $47.28    $42.43

---------------
* During the period from 1999 to 2004, the Company currently anticipates expending approximately $2.0 million for additional renovation at Fitzgeralds Reno.

OTHER GAMING ASSETS

Nevada Club

The Nevada Club is located on Virginia Street across the street from Fitzgeralds Reno. The Company, through its wholly owned subsidiary, Nevada Club, Inc. ("NCI"), has owned and operated the Nevada Club since 1988. Due to the Company's desire to focus its Reno activities on its Fitzgeralds-brand property, the Company has actively sought a buyer for the Nevada Club since early 1995. In the fall of

1997, the Company received an offer to purchase the Nevada Club from an unaffiliated party and closed the casino in December 1997 in anticipation of the pending sale. Although it is currently anticipated that the sale will close in the second quarter of 1999, no assurance can be given that the sale will be completed. See Item 3 - Legal Proceedings.

COMPETITION

There is intense competition among companies in the gaming industry, many of which have greater name recognition and financial and marketing resources than the Company. In addition to the regional competitors described below, the Company competes with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers but also for employees and potential future gaming sites. The Company also competes, to some extent, with other forms of gaming on both a local and a national level, including state-sponsored lotteries, on and off-track wagering and card parlors. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States has affected competitive conditions faced by the Company and will continue to do so in the future.

Nevada Operations

Fitzgeralds Las Vegas competes primarily with other downtown casino properties, casino properties located near the Nevada/California state line and certain facilities located on the Las Vegas Strip. The Company also believes that it competes, to a lesser extent, with the local neighborhood casinos and casino-hotels on the Boulder Strip and in the Laughlin market.

     The Las Vegas market is highly competitive. The Company has experienced competition from new and existing Las Vegas casino-hotels which have sought to attract some of the same "middle-market" players, and tour and travel visitors targeted by Fitzgeralds Las Vegas. The Company anticipates continuing increased competition for these customers. Moreover, on the Las Vegas Strip, Bellagio, with approximately 3,000 rooms, opened in September 1998; Mandalay Bay, with approximately 3,700 rooms, opened in March 1999; and two additional mega resort properties, with a total of approximately 5,000 rooms, are also scheduled to open in 1999. In addition, casinos catering to local residents also compete for business from the Company's targeted segment. These new properties, as well as any other major additions, expansions or enhancements to existing properties by the Company's competitors, could have a material adverse effect on the Company's business.

Fitzgeralds Reno encounters strong competition from other hotel and casino facilities in the Reno area as well as competition from gaming establishments in other areas of Nevada and, to a lesser extent, other jurisdictions in the United States where gaming has been legalized (including Indian gaming establishments). Fitzgeralds Reno competes with other properties principally on the basis of location and direct marketing. Additional competition may come from the expansion or construction of other hotel and casino properties or the upgrading of other existing facilities in the Reno area. There can be no assurance that such growth will not adversely affect the pricing policies at Fitzgeralds Reno, including the room pricing policies. In addition, the unaffiliated purchaser who has offered to purchase the Nevada Club may elect to open a new gaming facility on the site of the Nevada Club. See Item 3 - Legal Proceedings - Harolds Club.

In addition, management believes that the introduction of casino gaming, or the expansion of presently conducted gaming activities (particularly at Indian establishments) in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could have an adverse effect on operations at the Company's Las Vegas and Reno properties and, depending on the nature, location and extent of such operations, such effect could be material.

In November 1998, Proposition 5, an initiative relating to Indian gaming, was adopted in the State of California. Proposition 5 would permit Indian gaming in California, subject to specified limitations. The limitations include provisions requiring that Indian casinos: (i) may be located only on Tribal lands; (ii) may only continue to offer games in effect prior to the adoption of Proposition 5; and (iii) may only offer lottery-style gaming in which prizes come from a pool of wagered money rather than the casino. As a result, casino gaming permitted under Proposition 5 would include player-pool card games, pari-mutual betting on horse racing and video gaming machines with lottery style prize structures; however, slot machines that take and dispense coins and are operated by a handle, or games such as craps, roulette or baccarat, would not be permitted by Proposition 5. Following the adoption of Proposition 5, several lawsuits have been filed in the California Supreme Court challenging the constitutionality of the initiative. Although the Company cannot predict the outcome of the challenges to Proposition 5, there are currently in excess of 16,000 gaming devices operating in Indian casinos in California. The continued operation of such machines and the validation of Proposition 5 by the California Supreme Court will have an adverse effect on casino gaming in Nevada. Moreover, in the event that Proposition 5 is validated by the California Supreme Court, it is likely to lead to substantial expansion of Indian gaming in California which will have a material adverse effect on casino gaming in Nevada, particularly in Reno.

The Company's ability to maintain its competitive position in Las Vegas and Reno will require the expenditure of sufficient funds for such items as updating slot machines to reflect changing technology, periodic refurbishing of rooms and public service areas, and replacing obsolete equipment on an ongoing basis. Because the Company is highly leveraged, lacks financial flexibility and may not generate sufficient funds internally, there can be no assurance that the Company will be able to complete any such capital improvements. There can be no assurance that the Company will generate sufficient internal funds or obtain sufficient additional financing to fund such expenditures.

Mississippi Operations

Fitzgeralds Tunica competes primarily with eight other dockside gaming facilities in the Tunica area, five of which are approximately one mile north of Fitzgeralds Tunica and three of which are approximately four miles south of Fitzgeralds Tunica. A fourth gaming facility located approximately four miles south of Fitzgeralds Tunica, originally operated by Harrah's and closed in 1997, was recently acquired by an experienced casino operator and is expected to re-open in the summer of 1999.

In addition to the substantial competition in the immediate vicinity of Fitzgeralds Tunica, the Company competes with other Mississippi operations and may have to compete with surrounding areas for customers in Memphis, Tennessee and Little Rock, Arkansas. There can be no assurance that the State of Tennessee or the State of Arkansas will not legalize casino gaming in the future.

In November 1992, and again in November 1996, De Soto County, the northwestern-most Mississippi county and the one nearest to Memphis, voted against authorizing gaming activities. Arkansas voters also voted against gaming in the November 1996 election. Because Fitzgeralds Tunica is heavily dependent upon the patronage of Memphis residents and tourists, the opening of gaming casinos in Tennessee or in other locations closer to Memphis could have a material adverse effect on the Company's operations.

Colorado Operations

Competition is intensifying in Black Hawk with the opening of the Lodge and the Isle of Capri in 1998. Two additional projects are scheduled to open in the latter part of 1999 or early 2000. All of these projects are larger than Fitzgeralds Black Hawk, will be operated by companies with greater resources and will be located at the eastern (closest to Denver) end of Black Hawk at the first major intersection off State Highway 119, which may give such projects a competitive advantage over Fitzgeralds Black Hawk since they will have the initial opportunity to capture visitors to Black Hawk and Central City from the

Denver metropolitan area. The increased competition may have a material adverse effect on Fitzgeralds Black Hawk operations and may continue to do so;
moreover the concentration of these properties on the south end of the street has shifted the center of gaming activity away from Fitzgeralds Black Hawk, which is located on the north end of the street. The Company will be required to make substantial capital expenditures to increase the attractiveness of Fitzgeralds Black Hawk in the face of increasing competition. Because the Company is highly leveraged, lacks financial flexibility and may not generate sufficient funds internally, there can be no assurance that the Company will be able to undertake any such capital improvements. Moreover, there is a fundamental issue concerning the size of the Black Hawk market and the ability to expand the market because of its mountain location and the availability of adequate roads and other infrastructure.

Although initiatives to expand gaming venues in Colorado have thus far been unsuccessful, initiatives, legislation or regulations could be introduced in the future. The enactment of any initiative, legislation or regulation legalizing gaming elsewhere in Colorado could and, if such legalized gaming was closer to Denver, would have a material adverse effect on Fitzgeralds Black Hawk.

EMPLOYEES

As of December 31, 1998, the Company employed approximately 3,259 people. Fitzgeralds Las Vegas employed approximately 983 people, approximately 432 of whom are represented by the Culinary Workers Union, Local No. 226 and the Bartenders Union, Local No. 165, under a five-year contract expiring on May 31, 2002. In addition, three employees are represented by the United Brotherhood of Carpenters and Joiners of America, Southern California-Nevada Regional Council of Carpenters and Its Affiliated Local No. 1780, under a three-year contract expiring on July 31, 2001. Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Black Hawk employed approximately 1,098, 813 and 365 people, respectively, none of whom is represented by a union. In addition, the Company also employed 35 people in its corporate offices.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

The Company believes that its distinctive trade names, trademarks and service marks are important to its efforts to develop a distinctive national brand identity. Because of their importance, the Company expends considerable effort to conceptualize, obtain, utilize and protect its trade names, trademarks and service marks. The Company has proprietary rights in approximately 82 registered trade names, trademarks and service marks used in connection with its businesses and created to enhance its Irish luck theme, its gaming activities and its association with the Fremont Street Experience, including the marks "Fitzgeralds," "Fitz" and the "Mr. O'Lucky" character design. Registered marks usually have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as marks. The Company also has several non-exclusive licenses and supply agreements permitting it to utilize and offer at its facilities a variety of casino games, gaming devices, and related software and technology which are subject to certain third-party patent, trademark and copyright rights.

GOVERNMENTAL REGULATION

General

The ownership and operation of the Company's casino gaming facilities are subject to various state and local regulations in the jurisdictions where they are located. In Nevada, the Company's gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. In Mississippi, the Company must register under the Mississippi Gaming Control Act and its gaming operations are subject primarily to the licensing and regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local, city and county regulatory agencies. In Colorado, the Company's gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue, and the Colorado Limited Gaming Control Commission to license, implement, regulate and supervise the conduct of limited gaming. The Company's operations are also subject to the Colorado Liquor Code, the state liquor licensing authority and local liquor licensing authorities.

The Company holds all licenses and permits it needs to operate its gaming facilities. Directors, officers and key employees of the Company are required to hold individual licenses, which requirements vary from jurisdiction to jurisdiction. Licenses and permits of gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Holders of the Company's securities are required to secure independent licenses and permits under certain circumstances.

In August 1996, President Clinton signed a bill creating the National Gambling Impact Study Commission ("NGISC"), composed of individuals with ties to the gaming industry as well as individuals who are openly opposed to legalized gaming, to examine the economic and social impact of gaming. The NGISC began a series of hearings on June 20, 1997, and is scheduled to release a report on its findings, together with recommended legislation and administrative action, in 1999. Any additional regulation of the gaming industry resulting from the NGISC's recommendations could have a material adverse effect on the gaming industry, including the Company.

Nevada Gaming Regulation

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities (collectively, the "Nevada Gaming Authorities").

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

The Company's direct and indirect subsidiaries that conduct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of FSI and FRI. FSI is registered as an intermediary company (an "Intermediary Company") and has been found suitable to own the stock of FLVI, which has been licensed as a manufacturer and distributor of gaming devices and to conduct nonrestricted gaming operations at Fitzgeralds Las Vegas. FRI has been licensed as a manufacturer and distributor of gaming devices and to conduct nonrestricted gaming operations at Fitzgeralds Reno. FLVI and FRI are each a corporate gaming licensee (a "Corporate Licensee" or individually a "Nevada Gaming Subsidiary" and collectively the "Nevada Gaming Subsidiaries") under the terms of the Nevada Act. No person may become a stockholder of, or receive any percentage of profits from, an Intermediary Company or a Nevada Gaming Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, FSI and the Nevada Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada. The following regulatory requirements are currently applicable to the Company, FSI and the Nevada Gaming Subsidiaries, including requirements applicable to the Company as a Registered Corporation.

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

If it were determined that the Nevada Act was violated by FSI or any Nevada Gaming Subsidiary, the registration or gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, FSI, the Nevada Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Fitzgeralds Las Vegas and Fitzgeralds Reno and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Nevada Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on the Company's gaming operations.

Any beneficial holder of a Registered Corporation's voting securities (or rights to acquire such securities), regardless of the number of shares owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Nevada Gaming Subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or
(iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the City of Las Vegas and the City of Reno have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

The Nevada Commission may, in its discretion, require the holder of any debt or similar security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities;
(iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

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

Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada licensees that hold a manufacturer's license or a distributor's license, such as the Nevada Gaming Subsidiaries, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board for their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, foreign Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Such licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

The sale of alcoholic beverages at Fitzgeralds Las Vegas and at Fitzgeralds Reno are subject to licensing, control and regulation by the City of Las Vegas and the City of Reno, respectively. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Nevada Gaming Subsidiaries.

Mississippi Gaming Regulation

The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulations, but primarily the licensing and regulatory control of the Mississippi Commission (the "Mississippi Commission") and the Mississippi State Tax Commission. The Company must register under the Mississippi Gaming Control Act (the "Mississippi Act") and its gaming operations are subject to the licensing and regulatory control of the Mississippi Commission and various local, city and county regulatory agencies. The Mississippi Act, which legalized dockside casino gaming in Mississippi, was enacted on June 29, 1990. Although not identical, the Mississippi Act is similar to the Nevada Act. Effective October 29, 1991, the Mississippi Commission adopted regulations in furtherance of the Mississippi Act which are also similar in many respects to the Nevada gaming regulations.

Under Mississippi law, gaming vessels in Tunica County must be located on the Mississippi River or on navigable waters emptying into the Mississippi River. Fitzgeralds Tunica was constructed on barges situated in a specially constructed basin made a part of the Mississippi River by a navigable inlet. On May 24, 1993, the Mississippi Commission granted site approval to the Fitzgeralds Tunica site. On April 21, 1994, FMI dba Fitzgeralds Tunica received a gaming operator's license from the Mississippi Commission. At the same meeting, certain key principals of FMI were found suitable. The license was most recently renewed on March 26, 1998, effective April 21, 1998, and will expire on April 21, 2000. All related findings of suitability have been maintained and are current. A condition placed on this license by the Mississippi Commission is that the barge placement continue to meet the statutory requirements of navigability. Fitzgeralds Tunica opened on June 6, 1994.

The laws, regulations and supervisory procedures of Mississippi and the Mississippi Commission seek to: (i) prevent unsavory or unsuitable persons from having any direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding of assets and revenues, providing reliable record keeping and making periodic reports to the Mississippi Commission; (iv) prevent cheating and fraudulent practices; (v) provide a source of state and local revenues through taxation and licensing fees; and (vi) ensure that gaming licensees, to the extent practicable, employ Mississippi residents. The regulations are subject to amendment and interpretation by the Mississippi Commission.

The Mississippi Act provides for legalized dockside gaming at the discretion of the 14 counties that either border the Gulf Coast or the Mississippi River, but only if the voters in such counties have not voted to prohibit gaming in that county. As of November 20, 1997, dockside gaming was permitted in nine of the 14 eligible counties in the State and gaming operations have commenced in Adams, Coahoma, Hancock, Harrison, Tunica, Warren and Washington counties. The law permits unlimited stakes gaming on permanently moored vessels on a 24-hour basis and does not restrict the percentage of space which may be utilized for gaming. There are no limitations on the number of gaming licenses which may be issued in Mississippi. The legal age for gaming in Mississippi is 21.

The Company and FMI are required to submit detailed financial, operating and other reports to the Mississippi Commission. Substantially all loans, leases, sales of securities and similar financing transactions entered into by the Company and FMI must be reported to or approved by the Mississippi Commission. FMI is also required to periodically submit detailed financial and operating reports to the Mississippi Commission and to furnish any other information required thereby.

Each of the directors, officers and key employees of the Company who are actively and directly engaged in the administration or supervision of gaming, or who have any other significant involvement with the activities of the Company, and each of the officers and directors and certain employees of FMI, must be found suitable therefor, and may be required to be licensed, by the Mississippi Commission. The finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. In addition, any individual who is found to have a material relationship to, or material involvement with, the Company or FMI may be required to be investigated in order to be found suitable or to be licensed as a business associate of the Company or FMI. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company or FMI may also be deemed to have such a relationship or involvement. There can be no assurance that such persons will be found suitable by the Mississippi Commission. An application for licensing may be denied for any cause deemed reasonable by the Mississippi Commission. Changes in licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a license, the Mississippi Commission has jurisdiction to disapprove a change in corporate position. If the Mississippi Commission were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or FMI, the Company or FMI would have to suspend, dismiss and sever all relationships with such person. The Company or FMI would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a work permit which may be revoked upon the occurrence of certain specified events.

Mississippi statutes and regulations give the Mississippi Commission the discretion to require a suitability finding with respect to anyone who acquires any security of the Company or FMI, regardless of the percentage of ownership. The current practice of the Mississippi Commission is to require anyone acquiring 5% or more of any voting securities of a licensee, or a public or private company with a licensed subsidiary, to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any owner of voting securities found unsuitable and who holds, directly or indirectly, any beneficial ownership of equity interests in the Company or FMI beyond such period of time as may be prescribed by the Mississippi Commission may be guilty of a misdemeanor. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Commission may be found unsuitable. The Company or FMI is subject to disciplinary action if, after it receives notice that a person is unsuitable to be an owner of or to have any other relationship with it, the Company or FMI: (i) pays the unsuitable person any dividends or interest upon any of its securities or any payments or distributions of any kind whatsoever;
(ii) recognizes the exercise, directly or indirectly, of any voting rights in its securities by the unsuitable person; or (iii) pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances. In addition, if the Mississippi Commission finds any owner of voting securities unsuitable, such owner must immediately surrender all securities to the Company or FMI, as applicable, and the Company or FMI must purchase the securities so offered for cash at fair market value within 10 days.

The Company and FMI will be required to maintain current ownership ledgers in the State of Mississippi which may be examined by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company and FMI also are required to render maximum assistance in determining the identity of the beneficial owner. In addition, the Mississippi Commission under the Mississippi Act may, in its discretion: (i) require holders of debt securities of registered corporations to file applications; (ii) investigate such holders; and (iii) require such holders to be found suitable to own such debt securities. Although the Mississippi Commission generally does not require the individual holders of such obligations to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including, but not limited to, a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigation fees and costs of the Mississippi Commission in connection with such an investigation.

The regulations provide that a change in control of the Company or FMI may not occur without the prior approval of the Mississippi Commission. Mississippi law prohibits the Company from making a public offering or private placement of its securities without the approval of or waiver of approval by the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more of such purposes. Mississippi law also prohibits the Company from pledging or otherwise placing restrictions on the stock of FMI without the prior approval of the Mississippi Commission.

The Mississippi Act requires that certificates representing securities of the Company or FMI bear a legend to the general effect that the securities are subject to the Mississippi Act and regulations of the

Mississippi Commission. The Mississippi Commission, through the power to regulate licensees, has the power to impose additional restrictions on the holders of the Company's or FMI's securities at any time.

As Mississippi licensees, neither the Company nor FMI may engage in gaming activities outside Mississippi without approval of the Mississippi Commission. Such approvals were initially granted on April 21, 1994, and additional approvals have been granted on a jurisdiction-by-jurisdiction basis.

The licenses obtained by the Company and FMI are not transferable and new licenses must be obtained every two years. There can be no assurance that any subsequent application will be approved. Each issuing agency may at any time dissolve, suspend, condition, limit or restrict a license or approval to own equity interests in the Company or FMI for any cause deemed reasonable by such agency. Substantial fines for each violation of gaming laws or regulations may be levied against the Company or FMI in Mississippi. A violation under any gaming license held by the Company or FMI may be deemed a violation of all the other licenses held by the Company or FMI. Suspension or revocation of any of the foregoing licenses or of the approval of the Company or FMI would have a material adverse effect upon the business of the Company.

License fees and taxes, computed in various way depending on the type of gaming involved, are payable to the State of Mississippi and to the counties and cities in which FMI's operations will be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon: (i) the percentage of the gross gaming revenues received by the casino operation; (ii) the number of slot machines operated by the casino; (iii) the number of table games operated by the casino; or (iv) the number of casino patrons. The foregoing license fees are allowed as a credit against FMI's Mississippi income tax liability for the year paid.

In October 1994, the Mississippi Commission adopted a regulation requiring, as a condition of licensure or license renewal, that a gaming establishment's site development plan include an approved 500-car parking facility in close proximity to the casino complex and infrastructure facilities which will amount to at least 25% of the casino cost. Such facilities may include any of the following: a 250-room hotel of at least a two-star rating (as defined by the current edition of the Mobil Travel Guide), a theme park, a golf course, marinas, a tennis complex, entertainment facilities or any other such facility as approved by the Mississippi Commission as infrastructure. Parking facilities, roads, sewage and water systems or facilities normally provided by governmental entities are excluded. The Mississippi Commission may, in its discretion, reduce the number of hotel rooms and parking spaces required where it is shown, to the satisfaction of the Mississippi Commission, that sufficient rooms are available to accommodate the anticipated visitor load. Such reduction in the number of rooms does not impact the 25% investment requirement imposed by the regulation. The number of parking spaces may also be reduced to accommodate smaller casinos. The Company met such requirements with the opening of the Fitzgeralds Tunica Hotel and related facilities in 1996. On January 21, 1999, the Mississippi Commission amended this regulation to increase the minimum level of infrastructure investment from 25% to 100% of the casino cost; however, the 100% infrastructure investment amendment applies only to new casino developments and existing casino developments that are not operating at the time of their acquisition or purchase, and would therefore not apply to Fitzgeralds Tunica.

The sale of alcoholic beverages, including beer and wine, at Fitzgeralds Tunica is subject to licensing, control and regulation by the Alcoholic Beverage Control Division (the "ABC") of the Mississippi State Tax Commission. The ABC requires that all equity owners and managers file personal record forms and fingerprint forms for their licensing process. In addition, owners of more than 5% of FMI's equity and FMI's officers and managers must submit detailed financial information to ABC for licensing. All such licenses are revocable and are non-transferable. The Mississippi State Tax Commission has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of Fitzgeralds Tunica.

Colorado Gaming Regulation

Colorado legalized limited gaming by constitutional amendment approved by Colorado voters on November 6, 1990. The Colorado legislature thereafter enacted the Limited Gaming Act of 1991 (the "Colorado Act") to implement the provisions of the constitutional amendment and limited gaming commenced in Colorado on October 1, 1991. The Colorado Act authorizes limited gaming only in certain designated commercial districts of Central City, Black Hawk and Cripple Creek, Colorado. Limited gaming consists of poker, blackjack and slot machines, all with maximum single bets of five dollars. Only persons aged 21 or older may participate in limited gaming, and limited gaming is prohibited between the hours of 2:00 a.m. and 8:00 a.m. Limited gaming is only allowed on premises licensed for that purpose, and the licensed premises of any building may not exceed 35% of the square footage of the building and no more than 50% of any floor of such building.

Pursuant to the Colorado Act and the rules and regulations promulgated thereunder (collectively, the "rules"), the ownership and operation of limited gaming facilities in Colorado, however acquired, are subject to extensive regulation. The Colorado Act created the Division of Gaming (the "Colorado Division") within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission (the "Colorado Gaming Commission") to license implement, regulate, and supervise the conduct of limited gaming. The Director of the Colorado Division (the "Colorado Director"), under the general supervision of the Colorado Gaming Commission, is granted broad powers to ensure compliance with the Colorado Act and the rules. The Colorado Act now provides that the provisions which established the Colorado Division are repealed effective July 1, 2003, unless continued by act of the General Assembly. If the repeal takes effect, Colorado law provides a procedure for winding up the affairs of the Colorado Division, public hearings, analysis and evaluation, and for determining claims by or against the Colorado Division. The potential effect of the possible repeal is unknown, and no replacement for the regulatory scheme has been proposed.

The Colorado Gaming Commission has authority to issue retail gaming, operator, key employee and support licenses for slot machine manufacturers and distributors. The Colorado Director also has the authority to issue key employee and support licenses. All such licenses are for renewable one-year periods. The Colorado Gaming Commission has broad discretion to condition, suspend, revoke, limit or restrict a license at any time. The Colorado Gaming Commission may issue temporary licenses with a duration of up to six months. The Colorado Gaming Commission also has authority to impose fines against licensees.

All license applicants must demonstrate to the Colorado Gaming Commission that they are suitable for licensing and are of good moral character. Applicants who are career offenders, have certain criminal convictions, have associations with career offender cartels or have certain pending criminal charges are disqualified from licensure. Licensure by the Colorado Gaming Commission or the Colorado Director is a revocable privilege and not a vested interest or property right. All licenses are non-transferable.

A retail gaming license is required for all persons permitting or conducting limited gaming on their premises. In addition, an operator license is required for all persons who permit slot machines on their premises or who engage in the business of placing and operating slot machines on the premises of a retail gaming licensee. No person may have an ownership interest in more than three retail licenses. With certain exceptions for licensed operators, a slot machine manufacturer or distributor license is required for all persons who manufacture, import, distribute, sell or lease for a fixed or flat fee, slot machines in Colorado.

All natural persons employed in the field of limited gaming and all gaming employees must hold either a support or key employee license. A key employee is an executive, employee or agent of a gaming licensee having the power to exercise a significant influence over decisions concerning any part of the operation of a gaming licensee. The Colorado Gaming Commission may determine that any employee of a licensee is a key employee and, therefore, require that such person apply for licensing as a key employee.

All applicants for Colorado gaming licenses must complete comprehensive applications, forms, pay required fees, and provide all information required by the Colorado Gaming Commission and the Colorado Division. The Colorado Division conducts a thorough background investigation of each applicant or any persons or entities associated with the applicant. The investigation may cover the background, personal history, financial associations, character, record and reputation of the applicant. The applicant pays the full cost of the background investigation. There is no limit on the cost or duration of the background investigation. Applicants who do not provide all requested information during a background investigation may be denied a gaming license.

The practice of the Colorado Division and the Colorado Gaming Commission, which may change at any time, is to require every officer and director, or equivalent office holders for non-corporate applicants, and 5% or greater beneficial owners of an applicant or licensee to complete background investigation forms, provide comprehensive information and submit to a full background investigation conducted by the Colorado Division and Colorado Gaming Commission. The Colorado Division may, and sometimes does, require information from and conducts background investigations of persons holding less than a 5% beneficial interest in an applicant or licensee.

In addition, all persons loaning monies, goods, or real or personal property to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Colorado Division or Colorado Gaming Commission; and in the discretion of the Colorado Division or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person's suitability for licensure and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure promptly to provide all information requested, or to submit to a suitability or background investigation, may result in the denial of a license application, suspension or revocation of an existing license, termination of any lease, note arrangement, or agreement between the applicant or licensee and the person requested to provide the information, and other sanctions. Applicants and licensees may be required by the Colorado Gaming Commission to pay the costs of background, suitability, or other investigations of persons associated with the applicant or licensee. Investigations for suitability, background, or any other reason may delay license application or the operation under any agreement with a licensee. All agreements, contracts, leases or arrangements in violation of the Colorado Act or the rules are void and unenforceable.

Persons found unsuitable by the Colorado Gaming Commission may be required immediately to terminate any interest in, association or agreement with, or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant may also jeopardize the licensee's license or applicant's license application. Licenses may be conditioned upon termination of any relationship with unsuitable persons.

The Colorado Act and the rules require licensees to maintain detailed books and records which accurately account for all monies and business transactions. Books and records must be furnished upon demand to the Colorado Gaming Commission, the Colorado Division and other law enforcement authorities. The rules also establish extensive playing procedures, standards, requirements and rules of play for poker, blackjack and slot machines.

Retail gaming licensees must, in addition, adopt comprehensive internal control procedures governing their limited gaming operations. Such procedures include the areas of accounting, internal fiscal control, surveillance, security, cashier operations, key control, reporting procedures, personnel procedures and fill and drop procedures, among others. Such procedures must be approved in advance by the Colorado Division. Licensees are prohibited from engaging in fraudulent acts which include, among other things, misrepresenting the probabilities of pay out, improperly canceling a bet, conducting limited gaming without a valid license and employing an unlicensed person in a position which requires a licensed employee. Licensees must report to the Colorado Division all licenses, and all applications for licenses, in foreign jurisdictions.

With limited exceptions applicable to licensees that are publicly traded entities, no person, including persons who may acquire an interest in a licensee pursuant to a foreclosure, may sell lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Gaming Commission.

The rules impose certain additional restrictions and reporting and filing requirements on publicly traded entities holding gaming licenses in Colorado and on gaming licensees in Colorado owned directly or indirectly, 5% or more, by publicly traded entities. Such rules apply to the Company. In addition, gaming licensees, affiliated companies, and controlling persons thereof, must comply with notice requirements upon the filing of registration statements with the Securities and Exchange Commission. Such entities also must include certain provisions in their charter or other organization documents restricting the transfer of interests in the entity except in compliance with the Colorado Act. The Colorado Gaming Commission may require persons affiliated with, and certain direct or indirect owners of, such transferees to apply for a finding of suitability. If found unsuitable, such persons must terminate their relationship with the entity and such owners must sell their interest back to the issuer or to a suitable person approved by the Colorado Gaming Commission. Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, liquor license and other municipal taxes and fees. It is not unreasonable to expect substantial increases in these fees or the imposition of new taxes and fees.

The State of Colorado has enacted an annual tax on the adjusted gross proceeds ("AGP") from limited gaming. AGP is generally defined as the amounts wagered minus payments to players. For poker, AGP means those sums wagered on a hand retained by the licensee as compensation. Currently, the gaming tax on AGP ranges between 2% and 20%. The gaming tax is paid monthly, with licensees required to file returns by the 15th of the following month. Effective July 1 of each year, the Colorado Gaming Commission establishes the gaming tax rates for the following 12 months. Under the Colorado Constitution, the Colorado Gaming Commission may increase the gaming tax rate to as much as 40% of AGP.

Violations of the Colorado Act, or any of the rules, is a criminal offense. Persons violating the Colorado Act or the rules may, in addition to any gaming license suspension or revocation, be subject to criminal prosecution resulting in incarceration, fines or both.

The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. Alcoholic beverage licenses are revocable and non-transferable. State and local licensing authorities have full power to limit, condition, suspend or revoke any such licenses. Violation of these state alcoholic beverage laws is a criminal offense, and violators are subject to criminal prosecution, incarceration and fines.

ITEM 2. PROPERTIES

Reference is made to the information contained under Item 1. Business - Properties in Part I of this Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

HAROLDS CLUB

On May 31, 1995, FRI sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently conveyed Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, as of December 31, 1998, FRI is contingently obligated for certain land lease payments to two lessors in the amount of approximately $0.28 million annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of December 31, 1998, the current owner of Harolds Club was approximately $1.4 million in arrears in land lease payments and approximately $0.26 million in arrears in property taxes and assessments.

The current owner of Harolds Club has not met its obligations with respect to the land leases, and in August 1996 each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada, against the current owner, FRI and other non-related prior lessees under the land leases, seeking past due rent, taxes and other property-related expenses as well as attorneys' fees and costs. Cross-claims and third party complaints for indemnification have been asserted against FRI by the entity from which it assumed the land leases, and FRI has asserted cross-claims or third party complaints against the entities that are obligated to indemnify FRI under the various indemnification, assignment and assumption, and guarantee agreements. In addition, in December 1997 one of the land lessors filed an additional action seeking rent, taxes and assessments accruing from October 1997 through March 1998.

On June 3, 1998, the current owner of Harolds Club entered into an asset purchase agreement (the "Asset Purchase Agreement") to convey its fee simple interest in Harolds Club and improvements thereon to an undisclosed purchaser, which undisclosed purchaser has also entered into an agreement with FRI and NCI to purchase the Nevada Club. FRI and four land lessors have executed an asset purchase agreement (the "Land Lessors Asset Purchase Agreement") to convey their fee simple interests in Harolds Club and the improvements thereon to the undisclosed purchaser. Due to unresolved title issues, as of December 31, 1998, the undisclosed purchaser had not executed the Land Lessors Asset Purchase Agreement. The Company believes those title issues have since been resolved. The current owner of Harolds Club, the undisclosed purchaser and an unrelated entity are currently negotiating their respective rights and obligations under a certain agreement that is to be assigned to the undisclosed purchaser concurrently with the closing of the Harolds Club asset purchase transaction. The undisclosed purchaser has offered to extend the closing date for the transaction while such negotiations are pending. It is anticipated that all parties to the Land Lessors Asset Purchase Agreement will execute amendments to extend the closing date, among other things; however, no assurance can be given that the parties will consent to extend the closing date.

FRI, four of the land lessors and the current and prior Harolds Club land lessees have executed Settlement Agreements, pursuant to which FRI has agreed to pay four of the land lessors approximately $1.7 million cash, less the cumulative amount of interim monthly rental payments ($28,977 per month through December 31, 1998), concurrently with the closing of the sale of Harolds Club in exchange for dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club.

To accommodate the requirement of the fifth Harolds Club land lessor that the transfer of its parcel (the "Campbell Parcel") be structured as a tax-free exchange, on August 24, 1998, FRI purchased the Campbell Parcel for a purchase price of approximately $1.0 million. Approximately, $0.45 million of the purchase price and the closing costs were paid by a prior owner of Harolds Club. FRI intends to terminate the lease encumbering the Campbell Parcel and convey said parcel to the undisclosed purchaser of Harolds Club for approximately $0.34 million. As a part of the transaction for the purchase of the Campbell Parcel, the lawsuits filed by the owners of the Campbell Parcel against the current owner, FRI and other non-related prior lessees were dismissed with prejudice.

Because the assets of the current owner of Harolds Club are under the control of the United States Bankruptcy Court for the Northern District of New York, the Court must approve the Asset Purchase Agreement. An order approving the sale was issued on October 8, 1998. It is anticipated that a motion to modify the order to, among other things, extend the closing date, will be filed in April 1999. The closing of the sale of Harolds Club is subject to the closing of the sale of Nevada Club and the undisclosed purchaser's acquisition of other parcels of land adjacent to Harolds Club. Although it is currently anticipated that the Harolds Club and related transactions will close in the second quarter of 1999, no assurance can be given that the transactions will be completed. Moreover, in the event that such transactions are consummated, it is likely that the unaffiliated purchaser may utilize the land for gaming facilities that will compete with Fitzgeralds Reno.

TREASURE BAY

In October 1993, FMI, the manager of Fitzgeralds Tunica, executed a road contract (the "Contract") with Treasure Bay Gaming and Resorts, Inc. ("Treasure Bay") to share equally the cost of developing a road leading to the two properties (the "Roadway") and of the acquisition of a 3.67-acre tract of land (the "Tract"). Subsequently, FMI filed an adversary proceeding against Treasure Bay and others to quiet title in the Roadway and the Tract. The complaint sought, among other relief, a declaratory judgment that FMI owns an unencumbered, undivided one-half interest in the Roadway and Tract and the avoidance of all liens on the Roadway and the Tract. Treasure Bay asserted a counterclaim alleging that FMI owed Treasure Bay approximately $0.3 million for the costs of acquiring and developing the Roadway and Tract.

On January 29, 1999, FMI and Treasure Bay entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which FMI paid Treasure Bay $0.25 million and Treasure Bay conveyed to FMI an unencumbered, undivided one-half interest in the Roadway and Tract. In accordance with the Settlement Agreement and the Contract, the Roadway will be dedicated to Tunica County.

RENO TRANSPORTATION RAIL ACCESS CORRIDOR (RETRAC) PROJECT

In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the "ReTRAC Project"). Preliminary plans for the ReTRAC Project provide for the construction of a temporary rail bypass that will be used to divert rail traffic around the main railroad during construction. The City estimates that a period of thirty to thirty-two months will be required to complete the ReTRAC Project. The southern boundary of the bypass will extend out into the middle of Commercial Row, the street adjacent to the Fitzgeralds Reno hotel entrance, valet parking area and hotel loading zone.

On November 30, 1998, the Company filed a lawsuit against the City of Reno to challenge the method by which the special assessment to be levied against the Company was determined. Based on preliminary plans prepared by the City of Reno, Fitzgeralds Reno would expect to lose several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and be required to relocate the hotel entrance on Commercial Row. The City of Reno has also subsequently indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway. Implementation of the ReTRAC Project as currently proposed would cause the Company to suffer significant and permanent loss in business revenue and income; certain operating efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass.

The Company has received no assurance as to whether and when the City of Reno will negotiate mitigation measures and whether such measures could or would fully compensate the Company for the fair market value of its property and anticipated operating losses.

OTHER MATTERS

The Company is a party to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not listed or traded on any exchange. As of February 26, 1999, there were approximately 12 holders of the Company's Common Stock.

In December 1995, as part of a public offering of $123.0 million senior secured notes (the "1995 Notes") and preferred stock, the Company issued 2,675,237 warrants, each exercisable for one share of the Company's Common Stock, at an exercise price of $.01 per share (the "Warrants"). In December 1997, concurrently with the redemption of the 1995 Notes, the Company canceled 703,402 of the Warrants.

The remaining Warrants had an expiration date of December 19, 1998. The Warrant Agent timely received notice of exercise for 1,495,236 Warrants and 476,599 Warrants expired. The Company advised each exercising Warrant holder that the exercise of the Warrants and issuance of the underlying Common Stock might be subject to certain Nevada, Colorado and Mississippi gaming licensure requirements, and that no such Common Stock would be issued without compliance with or exemption from applicable gaming requirements. The Company has recently been advised by the applicable gaming authorities for each such jurisdiction that, based on the information provided by the Warrant Agent, no licensure will be required by virtue of the exercise of the Warrants or issuance of the underlying Common Stock.

It is anticipated that the 1,495,236 shares of Common Stock issuable on exercise of the Warrants will be issued in the near future to the exercising Warrant holders in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 on the basis that there was no public offering of the shares of Common Stock underlying the Warrants. Assuming that 1,495,236 shares of Common Stock will be issued, the Company will receive $14,952, representing the exercise price of the Warrants, which amount is currently being held by the Warrant Agent.

The Company has not paid any cash dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends (including with respect to its preferred stock) in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The ability of the Company or its subsidiaries to pay dividends is restricted by the indenture governing the Senior Secured Notes, the terms of the Credit Facility and, with respect to the Common Stock, the certificate of designation for the preferred stock. If a holder of securities is disqualified by any gaming authorities from owning such securities, such holder will not be permitted to receive any dividends if, and when, declared by the Company's Board of Directors with respect to such securities. See Item 1--Business - Governmental Regulation.

ITEM 6. SELECTED FINANCIAL DATA

                         FITZGERALDS GAMING CORPORATION

                                 (IN THOUSANDS)

                                                                   DECEMBER 31
                                         -------------------------------------------------------------
                                            1998         1997         1996         1995         1994
                                         -------------------------------------------------------------
Statement of Operations Data:
        Net Operating Revenues           $ 207,125    $ 179,702    $ 140,530    $ 141,397    $ 131,834
        Income from Operations(1)           21,680       13,622        3,871       13,768        1,997
        Interest Expense, Net               26,646       25,033       18,187       14,706       10,256
        Net Loss                            (8,667)     (31,542)     (13,494)      (4,255)      (5,979)

OTHER DATA:
     EBITDA:(2)
        Fitzgeralds Las Vegas            $   2,682    $   2,651    $   1,656    $   4,084    $   4,926
        Fitzgeralds Tunica                   8,051       11,744        3,790        9,934        1,505
        Fitzgeralds Reno                     4,805        5,462        4,596        7,009        8,345
        Fitzgeralds Black Hawk              10,863        4,842           --           --
        Other(3)                             9,622        4,111        2,874        1,667       (1,526)
                                         -------------------------------------------------------------
            Total Properties                36,023       28,810       12,916       22,694       13,250
        Nevada Club                           (561)      (1,282)        (148)         392          506
        Harolds Club                          (111)      (1,853)          --       (1,307)      (3,489)
                                         -------------------------------------------------------------
            Total EBITDA                    35,351       25,675       12,768       21,779       10,267
        Adjustments to EBITDA(4)            (5,328)       4,924          742        1,337        8,304
                                         -------------------------------------------------------------
            Adjusted EBITDA              $  30,023    $  30,599    $  13,510    $  23,116    $  18,571
                                         =============================================================

     EARNINGS TO FIXED CHARGES:(5)              --           --           --           --           --

     NET CASH PROVIDED BY (USED IN):
        Operating activities             $  12,189    $   1,287    $     759    $   8,468    $   7,738
        Investing activities                (5,451)     (24,657)      (6,368)     (50,404)     (34,736)
        Financing activities                (8,509)      24,830         (885)      49,894       30,302
     DEPRECIATION AND AMORTIZATION          13,671       12,054        8,897        8,010        8,271
     CAPITAL EXPENDITURES                    9,352        3,944       57,026       14,957       46,046

BALANCE SHEET DATA:
     Cash                                $  13,039    $  14,810    $  13,349    $  19,844    $  11,886
     Total Assets                          209,197      215,695      191,179      197,213      137,660
     Short-Term Debt                         4,940        7,591       27,750       11,226       11,619
     Long-Term Debt                        208,204      206,191      127,882      139,467      100,849
     Preferred stock, net of Offering
        Costs and Discounts                 24,401       19,631       15,489       11,953           --
     Stockholders' Equity (Deficiency)     (51,300)     (37,863)      (2,043)      16,061       11,087

----------

(1) The Company recorded allowances of $0.2 million and $2.2 million in 1998 and 1997, respectively, against the book value of Nevada Club assets held for sale to write such assets down to estimated net realizable value, and recorded expenses of $0.1 million and $1.9 million in 1998 and 1997, respectively, for the anticipated net settlement obligation relating to certain land lease payments and property-related costs arising out of the Company's purchase and subsequent sale in 1995 of Harolds Club. The Company sold Harolds Club on May 31, 1995 and, accordingly, at December 31, 1994, recorded an allowance of $1.4 million against the book value of assets sold to write such assets down to estimated realized value.

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

(3) Other includes (i) management fees from Fitzgeralds Black Hawk for 1997, 1996, and 1995; (ii) management fees from Cliff Castle for 1998, 1997, 1996 and 1995; (iii) settlement fees from Turning Stone for all periods presented; (iv) non-recurring revenue of $8.0 million for the termination of the Cliff Castle Management Agreement in 1998; and (v) corporate costs not allocated to the core properties.

(4) Adjustments to EBITDA include (i) exclusion of EBITDA for Harolds Club and Nevada Club for all periods presented; (ii) exclusion of business development expenses of Sugar Creek, Missouri of $0.4 and $0.5 million for 1995 and 1994, respectively; (iii) exclusion of pre-opening expenses of Fitzgeralds Tunica of $4.9 million for 1994; (iv) exclusion of write down of Nevada Club assets of $0.2 million and $2.2 million for 1998 and 1997, respectively; (v) exclusion of Harolds Club lease settlement of $0.1 million and $1.9 million for 1998 and 1997, respectively; (vi) inclusion of $1.0 million for 1997 and $0.6 million for 1996 in cash received by the Company as a result of its 22% membership in 101 Main; and (vii) exclusion of $6.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement in 1998.

(5) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $10.0 million, $10.6 million, $15.5 million, $0.6 million, and $8.2 million for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements, including the notes thereto, listed in Item 14(a).

OVERVIEW

Fitzgeralds Reno, Fitzgeralds Las Vegas and Fitzgeralds Tunica have been owned and operated by the Company or its affiliates since 1985, 1987 and 1994, respectively. Between December 1994 and February 1995, a business combination was effected, resulting in the existing single ownership structure for the companies operating Fitzgeralds-brand casinos. In May 1995, the Company, under exclusive management contracts, opened two properties outside of Nevada -- Fitzgeralds Black Hawk and Cliff Castle, and in December 1995, the Company acquired those portions of Fitzgeralds Tunica (20%) and Fitzgeralds Inc. (2%) which it did not own. In August 1997, the Company acquired the 78% membership interest in 101 Main not previously owned.

On a consolidated basis, net operating revenues (excluding Nevada Club) increased to $207.1 million in 1998 from $173.5 million in 1997, primarily as a result of the inclusion of Fitzgeralds Black Hawk operating revenues in the Company's consolidated results subsequent to the acquisition in August 1997 of the 78% membership interest in 101 Main not previously owned.

In 1998 and 1997, casino operations (excluding Nevada Club) provided an average of approximately 78.5% and 78.3% of the Company's net revenues, respectively, and substantially all of its income from operations. Slot machine income has been the primary component of the Company's gaming revenues, providing an average of approximately 82.7% and 79.6% of such revenues (excluding Nevada
Club) during 1998 and 1997, respectively.

Unless otherwise noted, the narrative discussion below is focused on the principal ongoing operating properties of the Company which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno and, commencing August 15, 1997, Fitzgeralds Black Hawk, and management fees received by FI (the "Properties").

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain Statement of Operations Data and Other Data for the Company's properties.

                                                 YEAR ENDED DECEMBER 31
                                         -----------------------------------
Statement of Operations Data                1998        1997         1996
                                         ---------    ---------    ---------
                                                   (IN THOUSANDS)
NET OPERATING REVENUES:
     Fitzgeralds Las Vegas               $  50,987    $  46,540    $  43,483
     Fitzgeralds Tunica                     68,349       68,734       48,748
     Fitzgeralds Reno                       39,729       39,803       37,076
     Fitzgeralds Black Hawk(1)              36,256       12,692           --
     Other(2)                               11,742        5,695        4,791
                                         ---------    ---------    ---------
         Total Properties                  207,063      173,464      134,098
     Nevada Club                                62        6,238        6,432
                                         ---------    ---------    ---------
         Total                           $ 207,125    $ 179,702    $ 140,530
                                         =========    =========    =========
INCOME (LOSS) FROM OPERATIONS:
     Fitzgeralds Las Vegas               $    (594)   $    (498)   $    (330)
     Fitzgeralds Tunica                      2,063        6,013         (597)
     Fitzgeralds Reno                        2,400        3,211        2,318
     Fitzgeralds Black Hawk(1)               9,074        4,215           --
     Other(2)                                9,414        4,011        2,861
                                         ---------    ---------    ---------
         Total Properties                   22,357       16,952        4,252
     Nevada Club                              (566)      (1,477)        (381)
     Harolds Club                             (111)      (1,853)          --
                                         ---------    ---------    ---------
         Total(2)                        $  21,680    $  13,622    $   3,871
                                         =========    =========    =========
OTHER DATA
EBITDA(3):
     Fitzgeralds Las Vegas               $   2,682    $   2,651    $   1,656
     Fitzgeralds Tunica                      8,051       11,744        3,790
     Fitzgeralds Reno                        4,805        5,462        4,596
     Fitzgeralds Black Hawk(1)              10,863        4,842           --
     Other(2)                                9,622        4,111        2,874
                                         ---------    ---------    ---------
         Total Properties                   36,023       28,810       12,916
     Nevada Club                              (561)      (1,282)        (148)
     Harolds Club                             (111)      (1,853)          --
                                         ---------    ---------    ---------
         Total EBITDA                       35,351       25,675       12,768
     Adjustments to EBITDA                  (5,328)       4,924          742
                                         ---------    ---------    ---------
         Adjusted EBITDA                 $  30,023    $  30,599    $  13,510
                                         =========    =========    =========

NET CASH PROVIDED BY (USED IN)
     Operating Activities                $  12,189    $   1,287    $     759
     Investing Activities                   (5,451)     (24,657)      (6,368)
     Financing Activities                   (8,509)      24,830         (885)
DEPRECIATION AND AMORTIZATION               13,671       12,054        8,897
CAPITAL EXPENDITURES                         9,352        3,944       57,026
EARNINGS TO FIXED CHARGES(4)                    --           --           --

---------------
(1) Includes Fitzgeralds Black Hawk operating results for 1998 and commencing August 15, 1997.

(2) Other includes (i) management fees from Fitzgeralds Black Hawk for 1997 and 1996; (ii) management fees from Cliff Castle for 1998, 1997 and 1996; (iii) settlement fees from Turning Stone for all periods presented; (iv) non-recurring revenue of $8.0 million for the termination of the Cliff Castle Management Agreement in 1998; and (v) corporate costs not allocated to the core properties.

(3) For a definition of EBITDA and Adjusted EBITDA, see Notes 2 and 4 of Notes to "Selected Financial Data."

(4) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $10.0 million, $10.6 million and $15.5 million, for the years ended December 31, 1998, 1997 and 1996, respectively.

FISCAL 1998 COMPARISON TO FISCAL 1997

During 1998, the Company experienced minimal revenue growth after taking into account completion of the Company's acquisition of Fitzgeralds Black Hawk in August 1997 and the non-recurring fees from termination of the Cliff Castle Management Agreement. To maintain market share in each of its four existing markets, the Company has found it necessary to increase its promotional and complimentary expenses to meet the challenges of the intense competition, resulting in reduced operating margins.

Operating Revenues

Total revenues for the Properties were $224.4 million and net operating revenues for the Properties were $207.1 million for 1998, representing increases of 19.2% and 19.4%, respectively, over the Properties' total revenues of $188.2 million and net operating revenues of $173.5 million for 1997. Such increases were largely the result of the consolidation of operating results of Fitzgeralds Black Hawk for the full year 1998.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties (of which approximately 82.7% and 79.6% are derived from slot machine revenues for 1998 and 1997, respectively) increased 19.6% to $162.5 million for 1998 from the $135.9 million recorded for 1997, primarily due to the inclusion of operating results of Fitzgeralds Black Hawk for the full year 1998.

Room revenues for the Properties (at 9.5% and 11.3% of total revenues for the Properties for 1998 and 1997, respectively) decreased 0.5% from 1997 as slight revenue increases in Tunica and Reno were offset by a decrease in Las Vegas revenues. Tunica room revenues increased 0.7% due to an increase in occupancy rates to 94.3% in 1998 from 89.3% in 1997, while its average daily rate decreased 6.0%. Fitzgeralds Reno room revenues increased 0.1%, as a decrease in occupancy to 89.7% in 1998 from 90.2% in 1997 was offset by a 1.5% increase in the average daily rate. Las Vegas room revenues decreased 2.0% due to a decrease in occupancy to 88.8% in 1998 from 89.7% in 1997 as well as a decrease of 1.1% in the average daily rate.

Food and beverage revenues for the Properties (at 11.2% of total revenues for the Properties for both 1998 and 1997) increased $3.8 million or 18.2% from 1997 to 1998. This increase was the result of the inclusion of Fitzgeralds Black Hawk revenues of approximately $1.6 million as well as increased food revenues at Fitzgeralds Reno, Fitzgeralds Las Vegas and Fitzgeralds Tunica, which posted gains of 9.9%, 6.5% and 18.8%, respectively.

Other revenues for the Properties increased $5.8 million or 58.0% for the year, primarily due to the proceeds from the termination of the Cliff Castle Management Agreement.

Promotional allowances for the Properties showed a net increase of $2.5 million or 17.0% for the year. This increase resulted primarily from an increase of approximately $1.9 million for Fitzgeralds Tunica as well as an increase in Fitzgeralds Black Hawk promotional allowances of approximately $1.0 million.

Operating Costs and Expenses

Total operating costs and expenses for the Properties increased 18.0%, to $184.7 million for 1998 from $156.5 million for 1997, primarily due to an increase in Fitzgeralds Black Hawk operating expenses of approximately $18.7 million.

Casino expenses for the Properties were $81.4 million for 1998, a 23.3% increase from the $66.0 million for 1997, primarily due to increased volume and increased personnel as well as the increase of expenses from Fitzgeralds Black Hawk for the full year. Food and beverage expenses for the Properties increased 13.1%, to $18.3 million for 1998 from $16.2 million for 1997, primarily as the result of an increase in Fitzgeralds Black Hawk food and beverage expenses of approximately $0.8 million. Room expenses for the Properties increased 0.5% to $12.6 million for 1998 from $12.5 million for 1997. Selling, general and administrative expense for the Properties increased 19.1% to $56.6 million for 1998 from $47.5 million for 1997, due mostly to increases in personnel and marketing expenses as explained further below.

Personnel expenses for the Properties increased 14.1%, to approximately $77.4 million for 1998 from approximately $67.8 million for 1997. This increase resulted primarily from the inclusion of Fitzgeralds Black Hawk personnel expenses for the full year 1998 as well as a 12.2% increase for Fitzgeralds Tunica.

Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds Card, increased 26.6% for the year. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica, and the inclusion of Fitzgeralds Black Hawk marketing expenses for the full year 1998. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

Depreciation and amortization expense of the Properties increased 15.2%, to $13.7 million for 1998 from $11.9 million for 1997. The increase was primarily due to the inclusion of Fitzgeralds Black Hawk depreciation and amortization for the full year 1998.

Income from Operations

As a result of the foregoing, income from operations for the Properties increased 31.9%, to $22.4 million for 1998 from $17.0 million in 1997.

Net Interest Expense

Interest expense for the Properties (net of interest income), increased 6.7%, to $26.4 million for 1998 from $24.7 million for 1997, due primarily to increased debt as a result of the acquisition of the remaining 78% membership interest in 101 Main in August 1997.

Loss Before Income Taxes and Extraordinary Item

For the reasons described above, the Properties recorded a loss before income taxes and extraordinary item of $8.0 million in 1998 compared to an $8.4 million loss before taxes recorded in 1997.

Extraordinary Item and Net Loss

In connection with the Company's issuance of the Senior Secured Notes in December 1997, an extraordinary loss of $19.2 million was recorded to reflect the cost associated with the early retirement of certain debt of the Company. Net loss for the Properties decreased to $8.0 million in 1998 compared to $27.6 million in 1997, reflecting the impact of the extraordinary item.

FISCAL 1997 COMPARISON TO FISCAL 1996

Operating Revenues

Total revenues for the Properties were $188.2 million and net operating revenues for the Properties were $173.5 million for 1997, representing increases of 28.9% and 29.4%, respectively, over the Properties' total revenues of $146.0 million and net operating revenues of $134.1 million for 1996. Such increases were largely the result of the consolidation of operating results of Fitzgeralds Black Hawk commencing August 15, 1997, as well as the fact that the 507-room hotel tower at Fitzgeralds Tunica (the "Tunica Hotel") did not commence operations until August 1996 and was not fully operational until October 1996. Therefore, 1997 results include the full year benefit of hotel revenue and subsequent improved casino revenue at Fitzgeralds Tunica.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties (of which approximately 79.6% and 76.5% are derived from slot machine revenues for 1997 and 1996, respectively) increased 28.5% to $135.9 million for 1997 from the $105.8 million recorded for 1996, due primarily to the consolidation of operating results of Fitzgeralds Black Hawk and to the opening of the Tunica Hotel which occurred in phases from August to October 1996. Casino revenues increased 32.0% at Fitzgeralds Tunica, due to the opening of the Tunica Hotel, and 4.8% at Fitzgeralds Reno, due primarily to increased traffic from the Women's International Bowling Congress (the "Bowling Tournament") held in Reno during the first and second quarters of 1997. Casino revenue increased 6.8% at Fitzgeralds Las Vegas due mostly to the fact that Fitzgeralds Las Vegas was largely under construction from May through November of 1996. Casino revenue for the Properties represented 72.2% and 72.4% of total revenues for the Properties for 1997 and 1996, respectively. This decrease in casino revenues as a percentage of total revenues is largely attributed to greater increases in rooms and food and beverage revenues due to the opening of the Tunica Hotel.

Room revenues for the Properties (at 11.3% and 10.9% of total revenues for the Properties for 1997 and 1996, respectively) increased 34.3% from 1996 due primarily to the opening of the Tunica Hotel. Room revenues at Fitzgeralds Tunica, at $7.8 million for 1997 are not comparable to 1996 since the Tunica Hotel did not commence operations until August 1996 and was not fully operational until October 1996. The Tunica Hotel operated at an average occupancy rate of 89.3% and 81.3% for 1997 and 1996, respectively. Room revenues increased by 2.6% at Fitzgeralds Las Vegas due to a decrease in tour-and-travel customers who were replaced by free independent travelers typically paying a higher average daily room rate, partially offset by lower occupancy rates, at 89.7% and 93.9% for 1997 and 1996, respectively. At Fitzgeralds Reno, room revenues increased 7.2% due to a combination of higher daily room rates and an increase in average occupancy rates, at 90.2% and 88.8% for 1997 and 1996, respectively. These increases were largely due to the Bowling Tournament and the fully integrated player tracking system.

Food and beverage revenues for the Properties (at 11.2% and 11.7% of total revenues for the Properties for 1997 and 1996, respectively) increased $4.1 million or 23.8% from 1996 to 1997. This increase was the result of the inclusion of Fitzgeralds Black Hawk results of approximately $0.92 million, as well as the additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica, which posted gains of 16.6% and 37.9%, respectively. Food and beverage revenues at Fitzgeralds Reno were essentially unchanged.

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

Operating Costs and Expenses

Total operating costs and expenses for the Properties increased 20.5%, to $156.5 million for 1997 from $129.8 million for 1996, primarily due to the inclusion of operating expenses of Fitzgeralds Black Hawk of approximately $8.5 million, increases in volume, increases in payroll costs related to the start of operations of the Tunica Hotel and additional food venues at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Total operating expenses for the Properties were also affected by a 36.9% increase in depreciation and amortization expense for the Properties as renovated and expanded facilities at Fitzgeralds Las Vegas and Fitzgeralds Tunica were put into service and a $0.76 million non-recurring write down of NCI assets held for sale to estimated realizable value.

Casino expenses for the Properties were $66.0 million for 1997, a 21.4% increase from the $54.4 million for 1996 primarily as a result of increased volume and increased personnel as well as the inclusion of expenses from Fitzgeralds Black Hawk during 1997. Food and beverage expenses for the Properties increased 32.0%, to $16.2 million for 1997 from $12.3 million for 1996, primarily as the result of additional restaurants at Fitzgeralds Las Vegas and Fitzgeralds Tunica. Room expenses for the Properties increased 29.7%, to $12.5 million for 1997 from $9.6 million for 1996, primarily as the result of the start of operations at the Tunica Hotel. Room expense increased a modest 1.4% at Fitzgeralds Las Vegas and decreased by 0.7% at Fitzgeralds Reno. Selling, general and administrative expense for the Properties increased 9.6%, to $47.5 million for 1997 from $43.3 million for 1996, due mostly to increases in personnel and marketing expenses as explained further below.

Personnel expenses for the Properties increased 15.4%, to approximately $67.8 million for 1997 from approximately $58.8 million for 1996. This increase resulted from the start of operations at the Tunica Hotel, as well as the need for larger staff at the expanded Las Vegas and Tunica facilities and the inclusion of Fitzgeralds Black Hawk personnel expenses in 1997.

Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds Card, increased 11.8% for the year. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica, and the inclusion of Fitzgeralds Black Hawk marketing expenses in 1997. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

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

Net Interest Expense

Interest expense for the Properties (net of interest income), increased 39.6%, to $24.7 million for 1997 from $17.7 million for 1996, due in part to an increase in interest expense resulting from the issuance in December 1996 of $5.9 million aggregate principal amount of Priority Notes, as well as the issuance in August 1997 of $38.0 million aggregate principal amount of 13% First Mortgage Notes due 2000 (the "101 Main Notes") by 101 Main. During 1996, interest of $1.8 million was capitalized on the construction of Fitzgeralds Las Vegas and Fitzgeralds Tunica. No interest was capitalized during 1997.

Loss Before Income Taxes and Extraordinary Item

For the reasons described above, the Properties recorded a loss before income taxes and extraordinary item of $8.4 million in 1997, compared to a $14.1 million loss before taxes recorded for 1996. Loss before income taxes and extraordinary item increased at each property other than Fitzgeralds Tunica, which recorded a $4.8 million improvement due to the benefits from the hotel becoming fully operational in the 4th quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

In December 1997, the Company issued $205.0 million 12 1/4% Senior Secured Notes due 2004. Of the $202.6 million net proceeds, the Company used $123.0 million to retire its 13% Senior Secured Notes due 2002 with Contingent Interest, $5.4 million to retire its 13% Priority Secured Notes due 1998, $39.7 million to retire the 101 Main Notes, and approximately $20.1 million to retire other secured indebtedness. Of the remaining proceeds, $8.7 million was used for expenses of the offering and $5.7 million was applied to accrued interest totaling approximately $10.6 million at December 31, 1997.

At December 31, 1998, the Company had unrestricted cash of $13.0 million compared to $14.8 million at December 31, 1997. The Company's primary sources of liquidity and cash flows during 1998 were operations of $12.2 million (which includes $8.0 million received for the termination of the Cliff Castle Management Agreement) and $3.0 million drawn on its Credit Facility. Uses of liquidity during 1998 included acquisition of property and equipment of $5.2 million, repayment of long term debt of $8.1 million and payment of debt offering costs of $1.5 million.

Net cash used in investing activities was $5.5 million for 1998 compared to $24.7 million for 1997. Net cash used in financing activities was $8.5 million for 1998 compared to $24.8 million provided during 1997, which was primarily the result of the acquisition of the remaining 78% membership interest in 101 Main.

During 1997, the Company recorded an expense of $1.9 million for the Harolds Club anticipated net settlement obligation, including related legal fees. In anticipation of the Nevada Club transaction, the Company reclassified $6.2 million from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale in the consolidated balance sheet as of December 31, 1997, and recorded an allowance of $2.2 million against the book value of the assets held for sale to write such assets down to the estimated net realizable value in the consolidated statement of operations for the year ended December 31, 1997. For 1998, the assets held for sale were written down an additional $0.2 million to the net realizable value of the Nevada Club Asset Purchase Agreement executed on June 8, 1998. See Item 3 - Legal Proceedings.

A $2.4 million note payable by NCI to a bank, secured by Nevada Club assets and guaranteed by the Chairman and Chief Executive Officer of the Company, was retired in September 1998. Since December 1997, the Company had not been in compliance with certain financial covenants of the note. Although no action was taken, the lender stated that it had not waived such non-compliance and indicated that it would not renew the note when it matured in December 1998. A note payable by FRI to a trust which is also secured by Nevada Club assets will also be retired upon the sale of Nevada Club which is anticipated to close in the second quarter of 1999. As of December 31, 1998, such note payable had a principal balance of approximately $0.78 million. There can be no assurance, however, that Nevada Club will be sold and the Harolds Club settlement will be consummated. See Item 3 - Legal Proceedings.

The Company's principal sources of capital will consist of cash from operations, the existing Credit Facility, and vendor and third party financing of gaming and other equipment. In October 1998, the Company established the $15.0 million Credit Facility with a lending institution, of which up to $5.0 million may be used for capital projects at Fitzgeralds Black Hawk and up to $10.0 million of which may be used for general corporate purposes. The Credit Facility is secured by a lien on substantially all of the assets of the Company, which lien is senior to the lien securing the Senior Secured Notes. However, the operating results for 1998 were substantially less than anticipated which has significantly impacted the Company's ability to satisfy its anticipated cash requirements including debt service, working capital and fixed charges as well as capital expenditures. It will be necessary for the Company to make substantial expenditures to maintain and enhance the competitive position of its properties. The Company's high degree of leverage and debt service relative to its cash flow will make it difficult to make these needed strategic expenditures. It is quite possible that the Company may attempt to restructure its financial obligations to enhance its financial flexibility. All previously approved projects requiring capital expenditures are being deferred where possible and future projects requiring capital expenditures are being reviewed, in each case to assess feasibility. If future operating results do not improve, cash provided by operations may not be sufficient to satisfy its cash requirements for 1999, or thereafter. There can be no assurance as to the actual level of operating cash requirements or of the amount of cash flows from operations.

EBITDA AND ADJUSTED EBITDA

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $35.4 million for 1998 and $25.7 million for 1997. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $30.0 million for 1998 (which does not include $6.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement) and $30.6 million for 1997. Adjusted EBITDA is determined based on the adjustments described in Note 4 to "Statement of Operations Data." However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $10.0 million and $10.6 million for the years ended December 31, 1998 and 1997, respectively.

BUSINESS SEASONALITY

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

In 1997, the Company initiated an investigation to identify and ensure that all significant applications will be Year 2000 compliant. The Company is conducting its investigation and is in the process of obtaining assurance from its vendors that timely updates will be made available to ensure that all purchased applications are Year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company will utilize both internal and external resources to test, program and/or replace applications to ensure that they are Year 2000 compliant. Completion of this project is anticipated by October 31, 1999. The costs associated with the Year 2000 project are expected to be approximately $1.1 million; however, the Company has not finalized its investigation. The Company has incurred approximately 32% of such costs through 1998 and anticipates that the remaining portion of the estimated cost will be incurred through October 31, 1999. Approximately $0.8 million of the cost is expected to be capitalized with the remaining amount expensed as incurred. Such costs are expected to be funded through operating cash flows as well as vendor and third party financing. Costs of hardware and software required to be purchased as a result of the Year 2000 issue will be capitalized in accordance with normal policy. Personnel and all other costs related to the project will be expensed as incurred. The conversion of most purchased applications will be completed under the terms of maintenance agreements which provide for the conversion of such applications at no additional cost. All equipment and other operating systems are currently being evaluated to determine if Year 2000 issues have an effect on their ability to perform their respective functions. The Company has not established a comprehensive contingency plan at this time, although its primary alternative is to operate with manual systems. As the Company pursues the implementation of its Year 2000 compliance plan, it will continue to evaluate the need for contingency plans for those areas which might be at risk for being Year 2000 compliant.

Although, based on its investigation to date, the Company does not believe that it will experience any significant adverse effects or material unbudgeted costs associated with the Year 2000 project. The Company cannot provide any assurance in this regard, and any such cause or effect could have a material adverse effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under its Credit Facility and third party financing. These sources of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. Ten million dollars of the Credit Facility was established for enhancing the Company's liquidity and is primarily to be used for fluctuations in cash flow from operations and for general corporate purposes. The

Company typically replaces borrowings under its third party vendor financing, as necessary, with shorter termed variable rate financing generally secured by the assets being acquired. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust the Company's interest rate risk profile.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's debt obligations at December 31, 1998 (in thousands):

                                                    YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  FMV@
                       1999          2000         2001        2002      2003     Thereafter       Total     December 31, 1998
                    ----------    ---------    ---------    --------    ----     -----------    ----------  -----------------
Fixed               $    3,211    $     763    $     286    $    106   $  117    $  203,280    $  207,763       $119,648
Average int. rate         3.92%        8.67%       10.44%      11.22%   11.18%        12.25%        12.10%            --
Variable            $    1,424    $     564    $      88    $     --   $3,000    $       --    $    5,076        $ 5,076
Average Int. rate        11.35%       11.10%       11.29%       0.00%    7.68%         0.00%         9.15%            --


The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 1998, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is listed under Item 14 of Part IV of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


The following tables set forth certain information with respect to the officers, directors and significant employees of the Company as of December 31, 1998:

                        DIRECTORS AND EXECUTIVE OFFICERS


  NAME                     AGE   POSITION(S) HELD
  ----                     ---   ----------------
  Philip D. Griffith       53    Chairman, President, Chief Executive Officer and
                                 Director

  Michael A. Ficaro        51    Director

  Patricia W. Becker       47    Director

  Max L. Page              49    Director; Executive Vice President and a director of
                                 Fitzgeralds Reno, Inc., and General Manager of
                                 Fitzgeralds Reno

  Michael E. McPherson     47    Senior Vice President, Chief Financial Officer,
                                 Treasurer and Secretary


                              SIGNIFICANT EMPLOYEES

   NAME                     AGE    POSITION(S) HELD
   ----                     ---    ----------------
   Paul H. Manske           58     Senior Vice President of Marketing; Executive Vice
                                   President of Fitzgeralds Reno, Inc.

   Cara L. Brown            36     Vice President and General Counsel

   William J. Noonan, III   47     Vice President and a director of Fitzgeralds  Las Vegas,
                                   Inc., and General Manager of Fitzgeralds Las Vegas

   Domenic Mezzetta         63     Vice President and a director of Fitzgeralds
                                   Mississippi, Inc., and General Manager of Fitzgeralds
                                   Tunica

   Joe C. Collins           59     Vice President and a director of Fitzgeralds Black
                                   Hawk, Inc. and Fitzgeralds Black Hawk II, Inc., and
                                   General Manager of Fitzgeralds Black Hawk


PHILIP D. GRIFFITH, one of the Company's founders, has been President, Chief Executive Officer and a Director of the Company since its inception in 1984, an officer and director of certain of its subsidiaries since 1984 and has been Chairman of the Board since August 1997. Mr. Griffith serves as President and Chief Executive Officer of each significant subsidiary of the Company. Prior to his involvement with the Fitzgeralds group of companies, Mr. Griffith was active in the gaming industry in a variety of positions, serving as Chief Financial Officer and then President of Harolds Club in Reno from 1973 to 1984 and President of the Sands Hotel and Casino in Las Vegas from 1982 to 1984. From 1968 to 1973, Mr. Griffith was a Certified Public Accountant with the St. Louis, Missouri and Las Vegas offices of Deloitte Haskins & Sells.

MICHAEL A. FICARO joined the Company as a Director in December 1995. Mr. Ficaro has been a partner in the Chicago law firm of Hopkins & Sutter since 1989. Mr. Ficaro has been an adjunct faculty member at John Marshall Law School since 1986 and the National College of District Attorneys since 1978. From 1990 to 1992, Mr. Ficaro was appointed to the position of Special States Attorney of Cook County,

Illinois. From 1981 to 1989, Mr. Ficaro served in the office of the Attorney General of Illinois as First Assistant Attorney General (1987-1989) and Director of Enforcement (1986-1989). From 1982 to 1984, he was appointed Special Assistant United States Attorney. From 1978 to 1981, Mr. Ficaro was Deputy States Attorney of Cook County, after serving since 1972 as Assistant States Attorney of Cook County.

PATRICIA W. BECKER joined the Company as a Director in December 1995. Ms. Becker is a self-employed consultant and served as Chief of Staff to Nevada Governor Bob Miller from October 1993 to January 1995. From September 1984 to October 1993, Ms. Becker was a Senior Vice President, General Counsel and Secretary for Harrah's Casino Hotels, where she was responsible for all legal affairs and was a member of the senior strategic management group. From January 1983 to September 1984, Ms. Becker was a member of the Nevada State Gaming Control Board. From July 1979 to January 1983, Ms. Becker was a Deputy and Chief Deputy Attorney General assigned to the Nevada Gaming Division. Ms. Becker is a Vice Chair for the Gaming Law Section of the American Bar Association, a past President of the Nevada Trial Lawyers Association of Gaming Attorneys and a director of Powerhouse Technologies, Inc.

MAX L. PAGE, one of the Company's founders, has served as Executive Vice President and a director of certain subsidiaries of the Company since September 1986 and as General Manager of Fitzgeralds Reno since November 1994. Mr. Page was elected a Director of the Company in January 1998. Mr. Page holds a B.A. in Political Science and a Masters in Public Administration from Brigham Young University.

MICHAEL E. MCPHERSON was named Senior Vice President, Chief Financial Officer and Treasurer of the Company in August 1997, was appointed Secretary in September 1997 and serves as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of each significant subsidiary of the Company. Mr. McPherson joined the Company in March 1985 and has served in various executive positions in the Company, including Senior Vice President of Operations from September 1995 to July 1997, Vice President of Finance from November 1994 to September 1995, as well as Vice President and Treasurer for certain subsidiaries of the Company and Director of Finance for Fitzgeralds Reno. Mr. McPherson holds a degree in Business Administration from the University of Nevada Reno and is an associate member of the Nevada Society of Certified Public Accountants.

PAUL H. MANSKE, one of the Company's founders, has served as Executive Vice President of a subsidiary of the Company since 1988 and was appointed Senior Vice President of Marketing for the Company in January 1997. Prior to joining the Company, Mr. Manske served as Vice President of Marketing for Harolds Club and the Sands Hotel and Casino with the Howard Hughes organization from 1978 to 1984, and prior to that, as a marketing executive with the Ford Motor Company from 1964 to 1978. Mr. Manske holds a degree in Business Administration from Jacksonville University.

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

WILLIAM J. NOONAN, III was named Vice President and a director of FLVI, and General Manager of Fitzgeralds Las Vegas in May 1994. He was first employed by a subsidiary of the Company in January 1994 as Vice President of that subsidiary. Prior to joining the Company, Mr. Noonan served over 11 years as a city manager:
(i) in Perry, Florida from 1982 to September 1987; (ii) in Cape Coral, Florida from September 1987 to January 1991; and (iii) in Las Vegas, Nevada from February 1991 to July 1993. Mr. Noonan was also engaged in business and gaming consulting services from August 1993 to February 1994. Mr. Noonan holds a Master's degree in Public Administration from the University of Kansas and a degree in Public Administration and Economics from Southwest Missouri State University.

DOMENIC MEZZETTA was named Vice President and a director of FMI, and General Manager of Fitzgeralds Tunica in May 1998. Mr. Mezzetta has over 27 years of experience in the gaming industry. Prior to joining the Company, Mr. Mezzetta served as Vice President and General Manager of Hollywood Casino and Hotel in Tunica from January 1994 to May 1998; as Vice President and General Manager of Island Fantasy Casino in Tunica from August 1993 to January 1994; as General Manager of El Capitan in Hawthorne, Nevada from May 1990 to August 1993; as Assistant General Manager of the Stardust Hotel and Casino in Las Vegas from May 1986 to May 1990; as General Manager of Cactus Pete's Resort Hotel and Casino in Elko, Nevada from October 1983 to May 1985; and in various executive level positions at Harvey's Resort Hotel and Inn Casino at Lake Tahoe, Nevada, from July 1971 to October 1983.

JOE C. COLLINS was named Vice President and a director of FBHI and General Manager of Fitzgeralds Black Hawk in January 1995, and was named Vice President and a director of FBHI-II in July 1997. Prior to that time, Mr. Collins had been hotel director at Fitzgeralds Reno from April 1985 to December 1994. Mr. Collins currently serves on the executive board of the Black Hawk Casino Owners Association and on the Board of the Black Hawk Business Improvement District.

BOARD OF DIRECTORS

Directors are elected at the annual meeting of stockholders and each director is elected to serve until a successor is elected and qualified. The number of directors which constitutes the whole Board may not be less than three or more than nine, except that in cases where all the shares of the Company are owned beneficially or of record by either one or two stockholders, the number may be less than three but not less than the number of stockholders. The most recent annual meeting of stockholders was held on August 27, 1998.

The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee reviews reports of the Company's independent certified public accountants and makes recommendations to the full Board on matters concerning the Company's audits and the selection of independent certified public accountants. The members of the Audit Committee are Patricia W. Becker and Michael A. Ficaro, as chairperson. The Compensation Committee reviews and makes recommendations to the Board of Directors with respect to salaries, bonuses and other compensation of the Company's executive officers. The members of the Compensation Committee are Michael A. Ficaro and Patricia W. Becker, as chairperson.

Directors who are also employees of the Company do not receive any compensation for their services as directors. Non-employee directors are paid fees of $40,000 per year and $1,000 per Board meeting attended in person or telephonically. The two non-employee directors of the Company have each received five-year options to purchase 14,000 shares of the Common Stock of the Company, exercisable at a price equal to the fair market value of the Common Stock on the date of grant. No fee is payable for participation in Board committee meetings. However, Ms. Becker as chairperson of the Company's Gaming Compliance Committee (a non-Board committee) is paid an additional fee of $30,000 per year and participates in all health insurance plans generally available to the Company's employees. The Company reimburses each director for reasonable out-of-pocket expenses incurred in his or her capacity as a member of the Board of Directors. No payments are made for actions taken in writing. Each director attended 100% of the total number of meetings of the Board and the committees on which he or she served during the fiscal year ended December 31, 1998.

The Company has no nominating committee or committee performing similar functions.

OTHER COMMITTEES

The Executive Committee (a non-Board committee), comprised of Michael E. McPherson, Max L. Page and Philip D. Griffith, as chairperson, provides a forum for interaction and discussion among its senior executives.

The Gaming Compliance Committee (a non-Board committee), comprised of Cara L. Brown, Kathleen Bryant, Michael E. McPherson and Patricia W. Becker, as chairperson, establishes procedures for and monitors compliance with gaming regulations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten (10) percent of a registered class of the Company's equity securities (collectively, "Insiders"), to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Insiders are also required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it with respect to 1998, or written representation from certain reporting persons, the Company believes that its Insiders complied with all Section 16(a) filing requirements, except Mr. Turk who filed a late Form 5 reporting one transaction which should have been reported on Form 4.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid by the Company in the three fiscal years ended December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and each of its other most highly compensated executive officers (collectively "named executive officers"). The named executive officers include: (i) each person who served as Chief Executive Officer during 1998 (one person); (ii) each person who (a) served as an executive officer at December 31, 1998, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 1998, and (c) received over $100,000 in compensation in 1998 (one person); (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 1998 (one person); and
(iv) certain persons who served as executive officers of a subsidiary of the Company (two persons). Titles refer to Company unless otherwise indicated.

SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                           ANNUAL COMPENSATION(1)                      COMPENSATION
                                      -------------------------------      ------------------------------------
                                                                                 OTHER            SECURITIES         ALL OTHER
                                      FISCAL                                     ANNUAL           UNDERLYING       COMPENSATION
      NAME & POSITION                  YEAR     SALARY($)    BONUS($)(2)   COMPENSATION($)(3)   OPTIONS/SARS(#)       ($)(4)
      ---------------                 ------    ---------    --------      ------------------   ---------------    ------------
Philip D. Griffith                     1998      511,125           --               --                 --            126,877
  Chairman, President &                1997      510,008      225,000               --            100,000            114,448
  Chief Executive Officer              1996      465,000           --               --                 --             69,292

Michael E. McPherson                   1998      222,115           --               --             11,854              3,675
  Senior Vice President,               1997      169,327       82,500               --             19,000              3,207
  Chief Financial Officer,             1996      128,077       15,000               --                 --              1,714
  Treasurer & Secretary

Paul H. Manske                         1998      249,313           --               --                 --             11,448
  Senior Vice President                1997      224,192       75,000               --             19,000             10,701
  Marketing                            1996      195,000        2,500               --                 --             10,938

Max L Page                             1998      224,423           --               --                 --              7,575
  Director; Executive Vice             1997      207,308       20,000               --              9,000              9,976
  President of FRI & General           1996      200,000        5,000               --                 --              7,009
  Manager of Fitzgeralds Reno

Domenic Mezzetta(5)                    1998      109,616           --             --                 --              1,180
  Vice President of FMI & General        --           --           --             --                 --                 --
  Manager of Fitzgeralds Tunica          --           --           --             --                 --                 --

----------

(1) Amounts shown include cash compensation earned for the periods reported whether paid or accrued in such periods.

(2) Amounts shown in 1997 represent bonus compensation earned in 1997 and not calculable at the time of filing the Form 10-K for the fiscal year ending December 31, 1997.

        The Company has accrued $430,000 as of December 31, 1998 for payment of bonuses pursuant to the Executive Bonus Plan for 1998; however, individual amounts have not yet been determined and approved by the Compensation Committee.

(3) During 1998, 1997 and 1996, the named executive officers received personal benefits, the aggregate amounts of which for each named executive officer did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for such named executive officer in such years.

(4) Amounts represent premiums for life insurance and long-term disability policies, medical benefits and the Company's Profit Sharing and 401(k) contributions. In fiscal 1998, the Company's Profit Sharing and 401(k) contributions were $2,500, $2,275, $2,500 and $2,496 for Messrs. Griffith, McPherson, Manske and Page, respectively. During 1998, the Company paid $14,785, $3,408 and $2,620 in medical benefits for Messrs. Griffith, Manske and Page, respectively. During 1998, the Company paid $109,592 in premiums for split dollar, term life insurance and long-term disability policies for Mr. Griffith; and $1,400, $5,540, $2,460 and $1,180 in premiums for term life insurance and long-term disability policies for Messrs. McPherson, Manske, Page and Mezzetta, respectively. See Employment Agreements with Executive Officers and Key Employees.

(5) Mr. Mezzetta was appointed Vice President of FMI and General Manager of Fitzgeralds Tunica on May 25, 1998, at an annual salary of $190,000.

OPTION/SAR GRANTS TABLE

The following table sets forth, with respect to the named executive officers, the information concerning the grant of stock options during the fiscal year ended December 31, 1998. During 1998, a total of 55,524 stock options were canceled and a total of 55,524 were re-granted, of which 11,854 stock options were re-granted to named executive officers. The Company has never granted stock appreciation rights ("SARs").



                             OPTION/SAR GRANTS IN LAST FISCAL YEAR
                            INDIVIDUAL GRANTS
---------------------------------------------------------------------------
                                       PERCENT OF                                     POTENTIAL REALIZABLE
                          NUMBER OF       TOTAL                                          VALUE AT ASSUMED
                          SECURITIES  OPTIONS/SARS   EXERCISE                          ANNUAL RATE OF STOCK
                          UNDERLYING    GRANTED TO    OR BASE                           PRICE APPRECIATION
                         OPTIONS/SARS   EMPLOYEES     PRICE      EXPIRATION            FOR OPTION TERM(1)
NAME                      GRANTED#(2)  IN FISCAL YEAR  ($/SH)        DATE              5%               10%
----                     ------------ -------------- --------    ----------         -------          -------
Philip D. Griffith               0          0           0               --                0                0
Michael E. McPherson        11,854       21.3%       1.00          6/30/99          $12,447          $13,039
Paul H. Manske                   0          0           0               --                0                0
Max L. Page                      0          0           0               --                0                0
Domenic Mezzetta(3)              0          0           0               --                0                0

------------------

(1) The Company's Common Stock is not publicly traded. Amounts shown represent the potential value of granted options if the assumed annual rates of stock appreciation are maintained over the 10-year term of the granted options. The assumed rates of appreciation are established by regulation and are not intended to be a forecast of the Company's performance or to represent management's expectations with respect to the appreciation, if any, of the Common Stock.

(2) In May 1998, the Board of Directors canceled 55,524 stock options and re-granted options to purchase 55,524 shares of the Company's Common Stock with a term of one year to expire on June 30, 1999, provided the optionees were employed by the Company or any of its subsidiaries on June 30, 1998, the date on which the canceled stock options would have normally expired.

(3) Mr. Mezzetta was appointed Vice President of FMI and General Manager of Fitzgeralds Tunica on May 25, 1998.

OPTION/SAR EXERCISES TABLE

The following table sets forth, with respect to the named executive officers, information concerning the exercise of stock options during the fiscal year ended December 31, 1998 and the number of unexercised stock options held as of December 31, 1998.


               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                                                                             VALUE OF UNEXERCISED
                                                  NUMBER OF UNEXERCISED          IN-THE-MONEY
                         SHARES                   OPTIONS/SARS AT FISCAL         OPTIONS/SARS
                      ACQUIRED ON   VALUE              YEAR END(#)            AT FISCAL YEAR END
NAME                   EXERCISED#  REALIZED    EXERCISABLE     UNEXERCISABLE        ($)(1)
----                  -----------  --------    -----------     ------------- -------------------
Philip D. Griffith          0          0          141,666          33,334             0/0
Michael E. McPherson        0          0           34,520           6,334             0/0
Paul H. Manske              0          0           20,166           6,334             0/0
Max L. Page                 0          0           16,000           3,000             0/0
Domenic Mezzetta(2)         0          0                0               0             0/0

--------------------

(1) The exercise price of the unexercised options exceeds the assigned value of the Common Stock. The Company's Common Stock is not publicly traded.

(2) Mr. Mezzetta was appointed Vice President of FMI and General Manager of Fitzgeralds Tunica on May 25, 1998.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS AND KEY EMPLOYEES

The Company has entered into employment agreements with Mr. Manske and Ms. Brown to serve in their present offices for terms expiring on December 31, 1999 and April 30, 1999, respectively. As of February 26, 1999, Mr. Manske and Ms. Brown receive annual salaries of $275,000 and $107,500, respectively, and are eligible to receive annual merit increases. Such persons are entitled to participate in the Company's Executive Bonus Plan, health plan and any benefit plan established for selected officers of the Company and, in the event of a termination of employment without "good cause" (as defined in the agreements), to receive any unpaid salary in a specified percentage through the remainder of the term of their respective agreements.

The Company was a party to employment agreements with Messrs. Griffith and McPherson, which expired on June 30, 1998 and February 28, 1999, respectively. Messrs. Griffith and McPherson are currently employed on a month-to-month basis under the same terms and conditions of such agreements, and are in the process of negotiating new agreements. As of February 26, 1999, Messrs. Griffith and McPherson receive annual salaries of $496,125 and $225,000, respectively.

FRI has entered into an employment agreement with Mr. Page, under which he was appointed Vice President of FRI and General Manager of Fitzgeralds Reno for a term expiring on December 31, 1999. As of February 26, 1999, Mr. Page receives an annual salary of $240,000, participates in FRI's bonus plan and in a health plan, and may participate in any other benefit plan established by FRI for its executives. FRI also maintains a $500,000 life insurance policy for the benefit of Mr. Page. Mr. Page is entitled to certain severance payments in the event of a termination of employment by reason of disability or death.

FMI has entered into an employment agreement with Mr. Mezzetta under which he was appointed Vice President of FMI and General Manager of Fitzgeralds Tunica for a term expiring on May 24, 2001. As of February 26, 1999, Mr. Mezzetta receives a salary of $190,000, participates in FMI's bonus plan and in a health plan and may participate in any other benefit plan established by Fitzgeralds Tunica for its executives. FMI also maintains a $100,000 life insurance policy for the benefit of Mr. Mezzetta.

In accordance with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors.

EXECUTIVE BONUS PLAN

The Company has established an Executive Bonus Plan to provide the senior executive officers of the Company with a performance-based compensation program. Effective January 1, 1999, the Company revised the threshold established for bonus consideration to take into account the termination of management and consulting services provided to Native American operations in Arizona and New York. The new threshold is $25.0 million in EBITDA, prior to accruing bonus expense and adjusted for extraordinary, non-recurring items that are deemed non-operational in nature ("Adjusted EBITDA"). The bonus amount will start at 1.4% of Adjusted EBITDA at the $25.0 million level and increase by one-tenth of one percent for each $1.0 million of Adjusted EBITDA above $25.0 million up to a maximum of 3%. Each percentage increase achieved would be on a first dollar basis and computed on the entire adjusted EBITDA. The Executive Bonus Plan in 1998 was based upon an Adjusted EBITDA threshold of $30.0 million, which the Company exceeded. The Compensation Committee will have full discretion concerning the payment of executive bonuses.

STOCK OPTIONS

Stock Option Incentive Plan

The Company has adopted the Stock Option Incentive Plan (the "Stock Option Plan") which was approved by stockholders in August 1997. The following is a description of the Stock Option Plan.

The Stock Option Plan provides for the grant of options to purchase Common Stock of the Company that are intended either to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or not intended to qualify ("non-qualified stock options"). All officers, directors, employees, consultants, advisers, independent contractors and agents are eligible to receive options under the Stock Option Plan, except that only employees may receive incentive stock options. The maximum number of shares available for issuance under the Stock Option Plan is 1,000,000.

At December 31, 1998, there were 564,524 stock options outstanding under the Stock Option Plan.

The Stock Option Plan is administered by the Board of Directors or, in its discretion by a committee of the Board appointed for that purpose (the "Stock Option Plan Committee"), which, subject to the terms of the Stock Option Plan, has the authority in its sole discretion to determine: (i) the individuals to whom options shall be granted; (ii) the time or times at which options may be exercised; (iii) the number of shares subject to each option; (iv) the option price and the duration of each option granted; and (v) all of the other terms and conditions of options granted under the Stock Option Plan.

The exercise price of incentive options granted under the Stock Option Plan must be at least equal to the fair market value of the shares on the date of grant (110% of the fair market value in the case of participants who own shares possessing more than 10% of the total combined voting power of all classes of stock of the Company) and may not have a term in excess of 10 years from the date of grant (five years in the case of participants who own shares possessing more than 10% of the combined voting power all classes of stock of the Company). In no event, may the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which incentive stock options (granted under the Stock Option Plan and all other plans of the Company or any of its subsidiaries) are exercisable for the first time by an optionee in any calendar year exceed $100,000.

Options granted under the Stock Option Plan are not transferable other than by will or the laws of descent and distribution. Unless otherwise determined by the Board of Directors or the Stock Option Plan Committee, all stock options granted under the Stock Option Plan terminate (i) immediately upon the optionee's termination of employment (or other relationship) with the Company for cause,
(ii) one year after the optionee's termination of employment (or other relationship) by reason of death or permanent disability, and (iii) 90 days after the optionee's termination of employment (or other relationship) for any other reason (unless the optionee has resumed a continuing relationship with the Company), but in no case later than the scheduled expiration date of the option. Unless otherwise determined by the Board of Directors or Stock Option Plan Committee, the number of shares with respect to which an option may be exercised following the optionee's termination of employment or other relationship is limited to that number of shares which could have been purchased pursuant to the option had the option been exercised by the optionee on the date of such termination.

Payment of the exercise price upon exercise of an option must be made in cash or, in the discretion of the Board of Directors or the Stock Option Plan Committee, in shares of Common Stock. Where payment is made in Common Stock, such Common Stock shall be valued for such purpose at the fair market value of such shares (determined as specified in the Stock Option Plan) on the date of exercise.

If the number of outstanding shares of Common Stock is increased or decreased, or if such shares are exchanged for a different number or kind of shares through reorganization, merger, recapitalization, stock dividend, stock split, or other transaction where the Board determines that an adjustment is appropriate, the aggregate number of shares available for issuance under the Stock Option Plan, the number of shares subject to outstanding options, the per share exercise price of outstanding options and the aggregate number of shares with respect to which options may be granted to a single participant will be appropriately adjusted by the Board of Directors.

No grant of options may be made under the Stock Option Plan after June 25, 2007, which is 10 years after its date of adoption. The Board of Directors has authority to terminate or to amend the Stock Option Plan. Amendments may be made without the approval of the Company's stockholders unless such approval is required by law or stock exchange requirement. No amendment or termination may impair the rights of any holder of outstanding options without the consent of such holder. The terms and conditions of outstanding options may be amended by written agreement between the optionee and the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors of the Company is comprised of Michael A. Ficaro and Patricia W. Becker, as chairperson, neither of whom was an officer or employee of the Company during or prior to 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth certain information as of February 26, 1999, with regard to the beneficial ownership of Common Stock by (i) each person who, to the knowledge of the Company, beneficially owned more that 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each other person named in the Summary Compensation Table (See Item 11 - Executive Compensation); and
(iv) all executive officers and directors of the Company as a group.


                              BENEFICIAL OWNERSHIP

                                                NUMBER
NAME                                           OF SHARES         PERCENTAGE
----                                           ---------         ----------
Philip D. Griffith(1)                          2,718,203            65.4%
301 Fremont Street
Las Vegas, NV 89101

Jerome H. Turk(2)                                842,568            21.0%
9017 Greensboro Lane
Las Vegas, NV 89134

Putnam Investment Management, Inc.(3)            384,561             8.7%
One Post Office Square
Boston, MA 02109

Max L. Page(4)                                   139,565             3.5%
Michael A. Ficaro(5)                              11,000               *
Patricia W. Becker(6)                             38,475             1.0%
Paul H. Manske(7)                                143,731             3.6%
Michael E. McPherson(8)                           34,520               *
Domenic Mezzetta                                      --              --
All directors and executive
officers as a group                            2,941,763            69.6%
(five persons)

-------------

(1) Mr. Griffith's stock is held by the Philip D. Griffith Gaming Trust of which Mr. Griffith is a trustee. Includes 141,666 shares issuable upon exercise of options that are exercisable within 60 days.

(2) Mr. Turk's stock is held by the Jerome H. Turk Gaming Properties Trust of which Mr. Turk is a trustee.

(3) Represents shares issuable upon exercise of warrants that are exercisable within 60 days. Held with shared depositive power and includes 216,863 shares owned by Putnam Diversified Income Trust, a Massachusetts business trust, which has shared depositive power.

(4) Mr. Page's stock is held by the Max L. Page Trust of which Mr. Page is a trustee. Includes 16,000 shares issuable upon exercise of options that are exercisable within 60 days.

(5) Represents shares issuable upon exercise of options that are exercisable within 60 days.

(6) Ms. Becker's stock is held by the Patricia W. Becker Family Trust of which Ms. Becker is a trustee. Includes 11,000 shares issuable upon exercise of options that are exercisable within 60 days.

(7) Mr. Manske's stock is held by the Paul H. Manske Family Trust of which Mr. Manske is a trustee. Includes 20,166 shares issuable upon exercise of options that are exercisable within 60 days.

(8) Represents shares issuable upon exercise of options that are exercisable within 60 days.

*       Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A fee is payable to executive officers of the Company, not to exceed $250,000 per year as to any such individual, who agree to provide any requested guarantee of Company borrowings and letters of credit. Such fee, which is set by the Board of Directors on a case-by-case basis, is generally equal to 2% to 4% of the amount guaranteed or the letter of credit. Mr. Griffith has guaranteed letters of credit and certain Company borrowings. Since January 1, 1998, Mr. Griffith has guaranteed borrowings, aggregating at any one time a maximum of $2,658,356, for which he received fees of $34,300 and has guaranteed letters of credit and surety bonds, aggregating at any one time a maximum of $781,000 for which he received fees of $7,650.

The Company provided executive and administrative services to each of its significant subsidiaries and allocated a portion of its corporate overhead to each such significant subsidiary. This allocation does not necessarily reflect the costs incurred by the Company in connection with such support and accordingly, such allocation does not necessarily reflect that which could be obtained from an unaffiliated party.

All future transactions between the Company and its affiliates in excess of $1.0 million, other than transactions entered into in the ordinary course of business on terms generally made available to third parties, will be reviewed and passed upon by a majority of disinterested directors.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.      Financial Statements.The following financial statements are attached:

                Independent Auditors' Report

                Consolidated Balance Sheets as of December 31, 1998 and 1997

                Consolidated Statements of Operations for the Years Ended

                December 31, 1998, 1997, and 1996

                Consolidated Statements of Stockholders' Equity (Deficiency) for
                    the Years Ended December 31, 1998, 1997, and 1996

                Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1998, 1997, and 1996

                Notes to Consolidated Financial Statements

        2.      Financial Statement Schedules.

                Schedule II -- Consolidated Valuation And Qualifying Accounts.

        3.      Exhibits. Refer to (c) below

(b) Reports on Form 8-K. For the fiscal year ended December 31, 1998, the Company filed the following reports on Form 8-K:

        (i) Form 8-K, Item 5, filed as of October 30, 1998;

        (ii) Form 8-K, Item 5, filed as of December 4, 1998

(c) Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.


                                       Fitzgeralds Gaming Corporation



                                       By: /s/ MICHAEL E. McPHERSON
                                          --------------------------------------
                                          Michael E. McPherson
                                          Senior Vice President,
                                          Chief Financial Officer,
                                          Treasurer and Secretary

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

           SIGNATURE                              TITLE                         DATE
           ---------                              -----                         ----

   /s/ PHILIP D. GRIFFITH             Chairman, President, Chief          March 30, 1999
--------------------------------      Executive Officer and
Philip D. Griffith                    Director (Principal Executive
                                      Officer)


  /s/ MICHAEL E. McPHERSON            Senior Vice President, Chief        March 30, 1999
--------------------------------      Financial Officer, Treasurer
Michael E. McPherson                  and Secretary (Principal
                                      Financial and Accounting
                                      Officer)


  /s/ MICHAEL A. FICARO               Director                            March 30, 1999
--------------------------------
Michael A. Ficaro


  /s/ PATRICIA W. BECKER              Director                            March 30, 1999
--------------------------------
Patricia W. Becker


 /s/ MAX L. PAGE                      Director                            March 30, 1999
--------------------------------
Max L. Page

                                PRELIMINARY DRAFT - FOR DISCUSSION PURPOSES ONLY

   ----------------------------------------------------------------------------
   FITZGERALDS GAMING CORPORATION
   Consolidated Financial Statements for the
   Years Ended December 31, 1998 and 1997 and Independent
   Auditors' Report

FITZGERALDS GAMING CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                             PAGE

ITEM 8. FINANCIAL STATEMENTS

  Independent Auditors' Report                                                               F-2

  Consolidated Balance Sheets as of December 31, 1998 and 1997                               F-3

  Consolidated Statements of Operations for the Years Ended December 31, 1998,
    1997 and 1996                                                                            F-5

  Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended
    December 31, 1998, 1997 and 1996                                                         F-6

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
    1997 and 1996                                                                            F-7

  Notes to Consolidated Financial Statements                                                 F-9

INDEPENDENT AUDITORS' REPORT


Fitzgeralds Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Fitzgeralds Gaming Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 1998, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE, LLP

Las Vegas, Nevada
February 26, 1999

FITZGERALDS GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                                1998               1997
                                                                            ------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 13,038,589       $ 14,809,617
  Restricted cash                                                                537,179               --
  Accounts receivable, net of allowance for doubtful
   accounts of $345,540 and $411,881                                           1,437,095          2,060,045
  Advances to affiliated companies                                                 3,154            136,173
  Inventories                                                                  1,375,443          1,313,611
  Prepaid expenses:
    Gaming taxes                                                               1,209,825          1,163,342
    Other                                                                      2,487,170          1,734,186
                                                                            ------------       ------------

      Total current assets                                                    20,088,455         21,216,974
                                                                            ------------       ------------

PROPERTY AND EQUIPMENT, net                                                  159,714,663        163,704,715
                                                                            ------------       ------------

OTHER ASSETS:
  Estimated realizable value of Nevada Club assets held for sale               4,122,842          3,979,228
  Restricted cash                                                              1,459,000          1,393,987
  Restricted investment                                                          200,000               --
  Investments                                                                       --            1,347,813
  Debt offering costs                                                          8,319,745          8,724,936
  Line of credit costs                                                           408,051               --
  Goodwill, net                                                               13,681,296         14,046,231
  Other assets                                                                 1,046,155          1,206,356
                                                                            ------------       ------------

      Total other assets                                                      29,237,089         30,698,551
                                                                            ------------       ------------

MINORITY INTEREST                                                                157,257             75,199
                                                                            ------------       ------------

TOTAL                                                                       $209,197,464       $215,695,439
                                                                            ============       ============


See notes to consolidated financial statements.
                                                                     (Continued)

FITZGERALDS GAMING CORPORATION

DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      1998                 1997
                                                                          -------------        -------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $   4,634,747        $   7,285,897
  Notes payable - related parties                                               304,637              304,637
  Accounts payable                                                            8,139,479            7,236,856
  Accrued and other:
    Payroll and related                                                       5,010,169            4,061,565
    Progressive jackpots                                                      1,311,074              979,449
    Outstanding chips and tokens                                                728,254              768,633
    Interest                                                                  1,131,466              175,432
    Other                                                                     6,632,472            6,923,515
                                                                          -------------        -------------

           Total current liabilities                                         27,892,298           27,735,984

LONG-TERM DEBT, net of current portion                                      208,204,024          206,191,485
                                                                          -------------        -------------

           Total liabilities                                                236,096,322          233,927,469
                                                                          -------------        -------------

MINORITY INTEREST                                                                  --                   --
                                                                          -------------        -------------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

CUMULATIVE REDEEMABLE PREFERRED STOCK,
  $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $11,264,632 and
  $6,983,663 recorded at liquidation preference value, net of unamortized offering costs and discount of $6,863,461 and
  $7,352,266, respectively                                                   24,401,171           19,631,397
                                                                          -------------        -------------

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.01 par value; 29,200,000 shares authorized;
    4,012,846 shares issued and outstanding                                      40,128               40,128
  Additional paid-in capital                                                 23,649,582           23,649,582
  Accumulated deficit                                                       (74,989,739)         (61,553,137)
                                                                          -------------        -------------

           Total stockholders' deficiency                                   (51,300,029)         (37,863,427)
                                                                          -------------        -------------

TOTAL                                                                     $ 209,197,464        $ 215,695,439
                                                                          =============        =============


See notes to consolidated financial statements.
                                                                     (Concluded)

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                            1998                  1997                 1996
                                                       -------------         -------------         -----------
OPERATING REVENUES:
  Casino                                               $ 162,506,030         $ 141,215,071         $ 111,284,884
  Food and beverage                                       24,936,289            22,499,113            18,551,978
  Rooms                                                   21,213,266            21,318,538            15,875,829
  Other                                                   15,745,882             9,965,508             7,405,998
                                                       -------------         -------------         -------------

           Total                                         224,401,467           194,998,230           153,118,689
  Less promotional allowances                             17,276,879            15,296,497            12,588,342
                                                       -------------         -------------         -------------

           Net                                           207,124,588           179,701,733           140,530,347
                                                       -------------         -------------         -------------

OPERATING COSTS AND EXPENSES:
  Casino                                                  81,538,490            69,674,986            58,323,360
  Food and beverage                                       18,295,526            17,214,885            13,330,471
  Rooms                                                   12,579,464            12,512,496             9,644,494
  Other operating                                          2,162,019             1,681,063             1,543,516
  Selling, general and administrative                     56,856,342            48,933,178            44,920,756
  Depreciation and amortization                           13,670,796            12,053,777             8,896,951
  Write down of assets and lease settlement                  341,728             4,009,832                  --
                                                       -------------         -------------         -------------

           Total                                         185,444,365           166,080,217           136,659,548
                                                       -------------         -------------         -------------

INCOME FROM OPERATIONS                                    21,680,223            13,621,516             3,870,799

OTHER INCOME (EXPENSE):
  Interest income                                            527,378               383,469             1,822,964
  Interest income - stockholders                                --                  78,708               237,524
  Interest expense                                       (27,154,145)          (25,368,844)          (20,208,230)
  Interest expense - stockholders                            (19,009)             (126,259)              (38,899)
  Impairment loss                                           (798,607)                 --                    --
  Other expense                                           (2,902,667)             (882,182)             (662,251)
                                                       -------------         -------------         -------------

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                      (8,666,827)          (12,293,592)          (14,978,093)

INCOME TAX BENEFIT                                              --                    --               1,484,167
                                                       -------------         -------------         -------------

LOSS BEFORE EXTRAORDINARY ITEM                            (8,666,827)          (12,293,592)          (13,493,926)
EXTRAORDINARY ITEM -
  LOSS ON EARLY RETIREMENT OF DEBT                              --             (19,247,928)                 --
                                                       -------------         -------------         -------------

NET LOSS                                                  (8,666,827)          (31,541,520)          (13,493,926)

PREFERRED STOCK DIVIDENDS                                 (4,769,775)           (4,142,615)           (3,536,152)
                                                       -------------         -------------         -------------

NET LOSS APPLICABLE TO
  COMMON STOCK                                         $ (13,436,602)        $ (35,684,135)        $ (17,030,078)
                                                       =============         =============         =============

NET LOSS PER COMMON SHARE:
  Before extraordinary item                                    (3.35)                (4.09)                (4.26)
  Extraordinary item                                            --                   (4.80)                 --
                                                       -------------         -------------         -------------

NET LOSS PER COMMON SHARE - BASIC                      $       (3.35)        $       (8.89)        $       (4.26)
                                                       =============         =============         =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                       4,012,846             4,012,846             3,998,877
                                                       =============         =============         =============


See notes to consolidated financial statements.

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
--------------------------------------------------------------------------------



                                                                                                                     TOTAL
                                                COMMON STOCK                ADDITIONAL                           STOCKHOLDERS'
                                       ------------------------------         PAID-IN          ACCUMULATED          EQUITY
                                          SHARES            AMOUNT            CAPITAL            DEFICIT         (DEFICIENCY)
                                       ------------      ------------      ------------       ------------       -------------

BALANCE, JANUARY 1, 1996                  3,956,816      $     39,568      $ 24,455,175       $ (8,433,776)      $ 16,060,967
  Net loss                                     --                --                --          (13,493,926)       (13,493,926)
  Common stock dividends                       --                --                --             (405,148)          (405,148)
  Preferred stock dividends                    --                --                --           (3,536,152)        (3,536,152)
  Issuance of stock                          56,030               560               790               --                1,350
  Issuance of stock options                    --                --              63,666               --               63,666
  Adjustment to purchase
    price of treasury stock                    --                --            (734,028)              --             (734,028)
                                       ------------      ------------      ------------       ------------       ------------
BALANCE, DECEMBER 31, 1996                4,012,846            40,128        23,785,603        (25,869,002)        (2,043,271)
  Net loss                                     --                --                --          (31,541,520)       (31,541,520)
  Preferred stock dividends                    --                --                --           (4,142,615)        (4,142,615)
  Adjustment to purchase price of
    treasury stock                             --                --            (136,021)              --             (136,021)
                                       ------------      ------------      ------------       ------------       ------------

BALANCE, DECEMBER 31, 1997                4,012,846            40,128        23,649,582        (61,553,137)       (37,863,427)

  Net loss                                     --                --                --           (8,666,827)        (8,666,827)
  Preferred stock dividends                    --                --                --           (4,769,775)        (4,769,775)
                                       ------------      ------------      ------------       ------------       ------------

BALANCE, DECEMBER 31, 1998                4,012,846      $     40,128      $ 23,649,582       $(74,989,739)      $(51,300,029)
                                       ============      ============      ============       ============       ============


See notes to consolidated financial statements.

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                      1998                   1997                   1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (8,666,827)          $(31,541,520)          $(13,493,926)
                                                                  ------------           ------------           ------------
  Adjustments to reconcile net loss to net
    cash provided by operating activities, net
    of effects of acquisition:
    Depreciation and amortization                                   13,670,796             12,053,777              8,896,951
    Amortization of note discount
      and offering costs                                             1,154,276              3,062,020              1,998,619
    Write down of assets and lease settlement                          281,250              3,982,000                   --
    Impairment loss                                                    798,607                   --                     --
    Recovery of bad debt from related party                               --                 (510,439)                  --
    Loss on early retirement of debt                                      --               17,537,928                   --
    Deferred income taxes                                                 --                     --               (1,484,167)
    Equity in net loss of unconsolidated affiliates                  1,352,693                680,023                681,208
    Minority interest in (income) loss of subsidiaries               1,760,932                (44,393)               362,740
    Other                                                             (489,709)                  (637)               (48,890)
    Increase in restricted cash                                     (1,196,179)                  --                     --
    Decrease in accounts receivable, net                               622,950                 92,655                369,954
    (Increase) decrease in advances to
      affiliated companies                                             133,019                (74,173)              (221,174)
    (Increase) decrease in inventories                                 (61,832)               345,880               (177,431)
    (Increase) decrease in prepaid expenses                           (799,467)               283,887               (376,545)
    (Increase) decrease in other assets                                160,201                204,922               (464,318)
    Increase (decrease) in accounts payable                            902,623             (4,369,705)             5,579,952
    Increase (decrease) in accrued and other liabilities             2,565,616               (414,968)              (864,374)
                                                                  ------------           ------------           ------------

      Net cash provided by operating activities                     12,188,949              1,287,257                758,599
                                                                  ------------           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                         485,208                129,948                372,529
  Repayments from related parties                                         --                2,518,805                 86,664
  Acquisition of property and equipment                             (5,151,859)            (3,642,878)           (53,263,739)
  Acquisition of assets to be held for sale                           (374,865)                  --                     --
  Decrease in restricted cash                                          393,987              1,860,336             46,845,677
  Purchase of business, net of cash acquired                              --              (25,747,169)                  --
  Other                                                               (803,488)               224,406               (408,999)
                                                                  ------------           ------------           ------------

      Net cash used in investing activities                         (5,451,017)           (24,656,552)            (6,367,868)
                                                                  ------------           ------------           ------------


See notes to consolidated financial statements.
                                                                     (Continued)

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                     1998                    1997                    1996
                                                -------------           -------------           -------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Proceeds from line of credit                  $   3,000,000           $        --             $        --
  Proceeds from 1997 Offering                            --               202,634,300                    --
  Payment of line of credit costs                    (421,084)                   --                      --
  Payment of debt offering costs                   (1,116,742)            (11,308,428)               (275,625)
  Proceeds from issuance of stock                        --                      --                     1,350
  Proceeds from issuance of debt                         --                38,221,811               9,643,064
  Repayment of long-term debt                      (8,128,144)           (202,573,620)            (10,222,261)
  Common stock dividends and dividends
    to minority stockholders                       (1,842,990)               (337,393)               (405,148)
  Repayments to related parties                          --                (1,807,255)
  Increase in restricted cash                            --                      --                   471,569
  Other                                                  --                      --                   (98,007)
                                                -------------           -------------           -------------
      Net cash provided by (used in)
         financing activities                      (8,508,960)             24,829,415                (885,058)
                                                -------------           -------------           -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             (1,771,028)              1,460,120              (6,494,327)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                14,809,617              13,349,497              19,843,824
                                                -------------           -------------           -------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                   $  13,038,589           $  14,809,617           $  13,349,497
                                                =============           =============           =============


See notes to consolidated financial statements.
                                                                     (Concluded)

FITZGERALDS GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.   ORGANIZATION AND OPERATIONS

     Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno"), Tunica, Mississippi ("Fitzgeralds Tunica") and Black Hawk, Colorado ("Fitzgeralds Black Hawk").

     The Company currently conducts substantially all of its business through wholly-owned subsidiaries: Fitzgeralds Reno, Inc. ("FRI"); Fitzgeralds South, Inc. ("FSI"); and Fitzgeralds Incorporated ("FI"). FRI directly owns and operates Fitzgeralds Reno; FSI owns and operates Fitzgeralds Las Vegas and Fitzgeralds Tunica through wholly owned subsidiaries; and FI owns and operates Fitzgeralds Black Hawk through wholly owned subsidiaries. Fitzgeralds Arizona Management, Inc. ("FAMI"), a subsidiary 85% owned by FI, had an exclusive agreement (the "Cliff Castle Management Agreement") to manage the Cliff Castle Casino ("Cliff Castle") a gaming facility in Camp Verde, Arizona, owned and operated by the Yavapai-Apache Indian Nation (the "Nation"). In June 1998, FAMI entered into a termination agreement with the Nation wherein the parties mutually agreed to terminate the Cliff Castle Management Agreement, in consideration for which FAMI received $8.2 million, which included $0.2 million in management fees. In addition, through its 85%-owned subsidiary, Fitzgeralds New York, Inc. ("FNYI"), FI had received monthly payments through September 1998 in consideration of work performed prior and subsequent to the opening of the Turning Stone casino in Verona, New York, owned by the Oneida Indian Nation.

     Nevada Club, Inc. ("NCI"), a wholly owned subsidiary of the Company, owned and operated the Nevada Club in Reno, Nevada. The Nevada Club has been closed pending completion of its sale.

     Separate net operating revenues and net income (loss) of the consolidated entities, net of intercompany eliminations, for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                 1998                  1997                  1996
                                             ------------          ------------          ------------

Net Operating Revenues:
  Fitzgeralds Gaming Corporation             $       --            $       --            $       --

  FSI:
    Fitzgeralds Las Vegas                      50,987,123            46,540,155            43,482,777
    Fitzgeralds Tunica                         68,348,747            68,734,152            48,747,813

  FRI                                          39,729,061            39,803,326            37,076,390

  NCI                                              61,815             6,237,697             6,432,276

  FI:
    Fitzgeralds Black Hawk                     36,256,371            12,691,475                  --
    Other                                      11,741,471             5,694,928             4,791,091
                                             ------------          ------------          ------------
Consolidated net operating revenues          $207,124,588          $179,701,733          $140,530,347
                                             ============          ============          ============



                                              1998                   1997                   1996
                                          ------------           ------------           ------------

Net Income (Loss):
  Fitzgeralds Gaming Corporation          $  4,675,377           $(18,423,409)          $   (410,264)

  FSI:
    Fitzgeralds Las Vegas                  (10,832,896)            (8,980,159)            (8,219,859)
    Fitzgeralds Tunica                     (10,355,336)            (4,692,512)            (9,462,003)

  FRI:
    Harolds Club                                  --               (1,852,832)                  --
    Fitzgeralds Reno                        (1,492,167)             3,377,213              2,604,333

  NCI                                         (582,402)            (2,074,365)              (842,312)

  FI:
    Fitzgeralds Black Hawk                     (80,943)            (1,926,503)                  --
    Other                                   10,001,540              3,031,047              2,836,179
                                          ------------           ------------           ------------

Consolidated net loss                     $ (8,666,827)          $(31,541,520)          $(13,493,926)
                                          ============           ============           ============

The Company incurred net losses of $8.7 million, $31.5 million and $13.5 million in 1998, 1997 and 1996, respectively. The Company is also highly leveraged. Total indebtedness was $212.8 million and $213.5 million at December 31, 1998 and 1997, respectively. The Company's stockholders' deficiency was $51.3 million and $37.9 million at December 31, 1998 and 1997, respectively. Although EBITDA or "earnings before interest, taxes on income, depreciation and amortization" grew from $25.7 million for the year ended December 31, 1997 to $35.9 million for the year ended December 31, 1998, adjusted EBITDA remained virtually unchanged at $30.6 million for each such period. Adjusted EBITDA reflects, among other things, the completion of the Company's acquisition of 101 Main and exclusion of $6.0 million of the $8.0 million non-recurring payment in connection with the termination of the management agreement for Cliff Castle. Moreover, to maintain market share in each of its four existing markets, the Company has found it necessary to increase promotional and complimentary expenses to meet the challenges of intense competition. Substantial expansion and new development activity is occurring in each of the Company's markets which may be expected to intensify competitive pressures.

The Company has expended substantial amounts in recent years to expand and improve its properties and to enhance its competitive position but it is anticipated that it will be necessary to continue to do so to remain competitive and there can be no assurance that the Company will have adequate resources for such purposes. The Company's objective is to increase profitability by utilizing its national gaming brand, and fully integrated player tracking system to further penetrate the middle market customer base and to capitalize on the competitive strengths of its Fitzgeralds-brand properties. However, there can be no assurance that the Company will be able to do so.

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

     CASH AND CASH EQUIVALENTS - Cash includes cash required for gaming operations. The Company considers cash equivalents to include short-term investments with maturities at date of purchase of ninety days or less. At December 31, 1998 and 1997, the Company had bank deposits in excess of federally insured limits of approximately $2,474,000 and $7,764,000, respectively.

     INVENTORIES - consisting principally of food and beverages and operating supplies, are stated at the lower of first-in, first-out cost or market.

     The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred. Other assets in the accompanying consolidated balance sheets includes $678,382 and $699,989 of base stock inventories at December 31, 1998 and 1997, respectively.

     PROPERTY AND EQUIPMENT - are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expenses as incurred. Gains or losses on disposals are recognized currently.

     CAPITALIZED INTEREST - No interest was capitalized during the years ended December 31, 1998 and 1997.

     RESTRICTED CASH - At December 31, 1998, the current portion of restricted cash represents funds held by the United States Bankruptcy Court for litigation in Tunica, Mississippi (see Note 12). Refer to the legal proceedings for a description of the litigation and the subsequent outcome. The long-term portion of restricted cash represents bonds to serve as collateral for various workers compensation and insurance plans and U.S. Treasury Notes of $1,000,000 held in an escrow account for the benefit of certain land lessors related to Fitzgeralds Las Vegas. Restricted cash at December 31, 1997, represents cash and cash equivalents to fund expansion projects at Fitzgeralds Las Vegas and Fitzgeralds Tunica held in collateral accounts pursuant to certain disbursement agreements, and U.S. Treasury Notes of $1,000,000 held in an escrow account for the benefit of certain land lessors related to Fitzgeralds Las Vegas.

     RESTRICTED INVESTMENT - At December 31, 1998, the restricted investments represents an investment with an insurance company that serves as collateral for a $2.5 million surety bond that was posted in September 1998 enabling FGC to remain a participant in the State of Nevada self insured worker's compensation program.

     INVESTMENTS - The Company's investments in limited liability corporations organized to construct certain improvements in downtown Las Vegas prior to the impairment (see Note 5), and to operate Fitzgeralds Black Hawk prior to the Company's purchase of 100% ownership in that casino are accounted for using the equity method (see Note 6).

     DEBT OFFERING COSTS AND LINE OF CREDIT COSTS - Costs associated with the issuance of debt and securing the line of credit are deferred and amortized over the life of the related indebtedness using the effective interest method. Debt offering costs and line of credit costs at December 31, 1998 and 1997 are presented net of accumulated amortization of $876,350 and $2,160, respectively. Unamortized debt offering costs of $8,148,910 related to debt retired from the proceeds of the 1997 Offering were expensed in December 1997.

     GOODWILL - represents the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line method over 40 years and is recorded net of accumulated amortization of $497,865 and $132,930 at December 31, 1998 and 1997, respectively.

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

                                    1998                 1997                 1996
                                -----------          -----------          -----------
     Hotel                      $ 2,498,405          $ 2,104,907          $ 1,635,213
     Food and beverage           11,383,379           10,684,329            9,543,492
     Other                          283,482              223,949              102,951
                                -----------          -----------          -----------
     Total                      $14,165,266          $13,013,185          $11,281,656
                                ===========          ===========          ===========

     INDIRECT EXPENSES - Certain indirect expenses of operating departments such as depreciation and amortization are shown separately in the accompanying consolidated statements of operations and are not allocated to departmental operating costs and expenses.

     FEDERAL INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based on current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts, notes and advances receivable, and accounts payable approximates fair value because of the short maturity of those instruments. The Senior Secured Notes were trading at approximately 56% of the face value as of December 31, 1998 and at book value as of December 31, 1997. The Company is unable to estimate the fair value of its Preferred Stock since no market quotes for such securities are readily available. The Company estimates the fair value of all other long-term debt and notes payable - related parties approximates their carrying value because interest rates on the debt approximate market rates.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company utilizes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     STOCK BASED COMPENSATION - The Company utilizes SFAS No. 123, Accounting for Awards of Stock-Based Compensation to account for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Management's current intention is to continue to follow APB Opinion No. 25, and to adopt only the disclosure requirement of SFAS No. 123.

     EARNINGS PER SHARE - The Company utilizes SFAS No. 128, Earnings per Share, issued in 1997, to compute earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

     During the years ended December 31, 1998, 1997, and 1996, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 564,524 shares of common stock at prices ranging from $1.00 to $1.10, 676,974 shares of common stock at prices ranging from $1.00 to $1.10 per share and 450,051 shares of common stock at prices ranging from $1.00 to $4.50 per share and warrants to purchase 1,495,236, 1,971,835 and 2,675,237 shares of common stock at $.01 per share were outstanding at December 31, 1998, 1997 and 1996, respectively. Such options are not included in the computation of diluted earnings per share because to do so would have been antidilutive for the years presented.

     RECENTLY ISSUED ACCOUNTING STANDARDS - In 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The adoption of SFAS 130 had no material impact on the financial position or results of operations of the Company since the Company does not have items of other comprehensive income.

     Also in 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Segment disclosure is provided at Note 15.

     On June 30, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's fiscal year ending December 31, 1999. Management believes that adoption of this statement will not have a material impact on its financial condition or results of operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that all non-governmental entities expense costs of start-up activities (commonly referred to as pre-opening costs in the gaming industry) as those costs are incurred. The Company will be required to adopt SOP 98-5 beginning January 1, 1999. Management believes that adoption of the SOP will not have a material impact on its financial condition or results of operations.

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

     RECLASSIFICATIONS - Certain amounts in the 1996 and 1997 consolidated financial statements have been reclassified to conform to the 1998 method of presentation.

3.   STATEMENTS OF CASH FLOWS INFORMATION

     The following supplemental disclosures are provided as part of the consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996:

     Cash paid for interest, net of amounts capitalized, during the years ended December 31, 1998, 1997 and 1996 was $25,043,835, $22,590,718 and
     $22,363,448, respectively.

     Long-term contracts payable of $4,159,447 in 1998, $300,863 in 1997 and $3,762,425 in 1996, were incurred with the acquisition of new equipment.

     During 1998, 1997 and 1996, respectively, accumulated deficit was increased by $4,769,775, $4,142,615 and $3,536,152 for preferred stock dividends consisting of $4,280,969, $3,694,790, and $3,195,890 accrued dividends and $488,806, $447,825 and $340,262 accretion of discount on preferred stock.

     During 1997 and 1996, additional paid in capital decreased and the note payable to a former stockholder increased by $136,021 and $636,020, respectively, pursuant to an adjustment to the purchase price of treasury stock.

     In 1998, accrued offering costs of $455,966 were incurred in connection with the 1997 Offering of Senior Secured Notes and the $15 million line of credit.

     In 1997, accrued offering costs of $660,775 were incurred in connection with the 1997 Offering of Senior Secured Notes.

     During 1997, certain assets of Nevada Club with a book value totaling $6,157,227 were written down to their estimated realizable value of $4,000,227 and reclassified from Property and Equipment to Estimated Realizable Value of Nevada Club Assets Held for Sale. An additional write down of $231,250 occurred in 1998.

     During 1997, notes payable of $1,525,000 and accrued liabilities of $300,000 were incurred in connection with the Harolds Club lease settlement.

     During 1998 and 1997, the Company reclassified $453,798 and $985,216, respectively, of short term debt to other accrued liabilities.

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
                                              ============


     During 1996, advances receivable of $2,500,000 were transferred to investments.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                                            ESTIMATED
                                                                                           SERVICE LIFE
                                                1998                    1997                  (YEARS)
                                           -------------           -------------           ------------

Land used in casino operations             $  17,766,327           $  15,606,209
Buildings and improvements                   118,379,468             116,588,374               7-40
Site improvements                             15,416,474              14,383,100                20
Barge and improvements                        12,896,235              12,896,235                15
Furniture, fixtures and equipment             61,997,703              61,974,234               3-12
                                           -------------           -------------

                                             226,456,207             221,448,152
Less accumulated depreciation
  and amortization                           (67,241,809)            (57,976,447)
                                           -------------           -------------

                                             159,214,398             163,471,705
Construction in progress                         500,265                 233,010
                                           -------------           -------------

Total                                      $ 159,714,663           $ 163,704,715
                                           =============           =============


     Substantially all property and equipment are pledged as collateral on long-term debt.

5.   IMPAIRMENT LOSS

     The Company recorded an impairment loss related to its 17.65% ownership interest in the Fremont Street Experience, Limited Liability Company ("FSE"). This impairment loss is principally due to significant levels of operating loss reported by FSE. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity.

6.   ACQUISITION OF 101 MAIN

     Effective February 16, 1996, the Company, through Fitzgeralds Black Hawk, Inc ("FBHI"), a wholly-owned subsidiary of FI, purchased a 22% membership interest in 101 Main, a limited liability company formed to construct, develop and operate a casino in Gilpin County, Colorado. In addition, FBHI entered into a Management Agreement with 101 Main to manage the casino operations for a period of 10 years and retained an option to purchase the remaining 78% interest in 101 Main. The first floor of the casino opened on May 23, 1995.

     The Company accounted for its 22% investment in 101 Main using the equity method. Condensed statement of operations information for 101 Main for the year ended December 31, 1996, and for the period from January 1, 1997 through August 15, 1997 (the date the remaining 78% interest in 101 Main was acquired by the Company) is summarized below:


                                                            PERIOD ENDED           YEAR ENDED
                                                              AUGUST 15,          DECEMBER 31,
                                                                1997                  1996
                                                            ------------          ------------

     Summarized Statement of Operations Information
       Revenues                                              $21,295,752          $27,944,135
       Operating income                                        5,398,745            7,777,331
       Income before extraordinary item                        4,378,932            6,084,598
       Net income                                              4,130,769            6,084,598


     On August 15, 1997, the Company acquired the 78% membership interest in 101 Main not previously owned by FBHI, at a purchase price of approximately $27.3 million. Because of certain restrictions on the Company, as issuer, and FBHI, as a subsidiary guarantor, contained in existing loan documents, FBHI formed Fitzgeralds Black Hawk, Inc. - II ("FBHI-II") as a wholly-owned subsidiary of FBHI. FBHI then contributed substantially all of its assets including its 22% membership interest in 101 Main, its option to acquire the remaining 78% membership interest in 101 Main and the Management Agreement between FBHI and 101 Main, to FBHI-II. At the same time, 101 Main loaned approximately $27.3 million of the proceeds of its $38.0 million 13% First Mortgage Notes due 2000 (the "101 Main Notes") to FBHI-II for use in acquiring the additional 78% membership interest in 101 Main. FBHI-II, as the owner of all of the membership interests in 101 Main, and the Management Agreement, guaranteed the obligations of 101 Main under the 101 Main Notes. The remainder of the proceeds from the 101 Main Notes was used to retire certain existing indebtedness secured by assets of 101 Main and for general corporate purposes.

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
                                              ============

     The table below reflects pro forma condensed financial information for the Company as if the 78% membership interest in 101 Main was acquired on January 1, 1996:


                                                       YEAR ENDED           YEAR ENDED
                                                    DECEMBER 31, 1997    DECEMBER 31, 1996
                                                    -----------------    -----------------
Net revenues                                          $ 200,454,134        $ 167,893,638
Loss before extraordinary item                           (8,735,241)          (8,478,690)
Net loss                                                (28,231,332)          (8,478,690)
Net loss applicable to common stock                     (32,373,947)         (12,014,842)
Net loss per common share - basic                             (8.07)               (3.00)

7.   LONG-TERM DEBT

     Long-term debt is as follows at:


                                                                                                        DECEMBER 31,
                                                                                               ----------------------------------
                                                                                                  1998                  1997
                                                                                              -------------         -------------

     Senior secured notes payable (the "Senior Secured Notes"); subject to certain exceptions, secured by a lien, subject to the lien securing the Credit
       Facility, on substantially all of the assets of the Company, including a pledge of the stock of the Company's subsidiaries, and a lien on substantially all of the assets of the Company's subsidiaries (other than FAMI, FNYI and NCI) except for certain excluded assets; due in semiannual installments of interest at 12.25% on June 15 and December 15; with a final payment of principal and interest due on December 15, 2004 (net of unamortized
       discount of $2,084,611 and $2,364,697)                                                  $202,915,389          $202,635,303

     Note payable to a trust to acquire land used in casino operations;
       collateralized by deed of trust on the land; due in monthly installments of
       $32,681, including interest at 7.5%; remaining principal and interest due
       December 6, 2000                                                                             782,004             1,050,616

     Advance against a line of credit established with a lending institution; subject to certain exceptions, secured by a first priority lien on substantially all of the assets of the Company, including a pledge of the stock of the Company's subsidiaries, and a lien on substantially all of the assets of the Company's subsidiaries (other than FAMI, FNYI and NCI) except for certain excluded assets; full payment due upon termination of the loan agreement in October
       2003, interest payable at the designated bank's prime rate (7.75% at
       December 31, 1998) minus seven basis points                                                3,000,000                    --

     Note payable to a bank to acquire the Nevada Club; collateralized by a deed of trust on land and buildings, a security agreement on furniture, fixtures and equipment and a personal guarantee by certain stockholders; due in monthly installments of $55,839, including interest at the bank's prime rate plus 2%
       (10.5% at December 31, 1997); principal balance due December 1998                                 --             2,658,356

     Notes payable secured by gaming equipment; due in aggregate monthly installments
       of $108,708, including interest at 11.5%; remaining principal due August 1998                     --               833,294

     Contract payable secured by gaming equipment, due in monthly principal installments of $133,333 plus interest at 10.83%; remaining principal due
       March 1998                                                                                        --               533,333

     Contracts payable secured by gaming equipment, due in monthly principal installments of $21,151 plus interest at 10%; remaining principal balance due
       July 2000                                                                                    369,957                    --


                                                                                        DECEMBER 31,
                                                                            -------------------------------------
                                                                                1998                    1997
                                                                            -------------           -------------


     Contracts payable secured by certain equipment,
       due in maximum aggregate monthly installments of
       $240,962, with varying maturity dates through 2001                   $   3,507,477           $   3,810,696

     Obligation for construction of water/sewer lines, secured
       by an irrevocable letter of credit, due in monthly
       installments of $14,294, including imputed interest of 9.5%                115,860                 273,965

     Other                                                                      2,148,084               1,681,819
                                                                            -------------           -------------
     Total long-term debt                                                     212,838,771             213,477,382
     Less current portion                                                      (4,634,747)             (7,285,897)
                                                                            -------------           -------------
     Long-term portion                                                      $ 208,204,024           $ 206,191,485
                                                                            =============           =============


     The scheduled maturities of long-term debt are as follows:

     YEAR ENDING
     December 31,
     ------------
         1999                                                  $  4,634,747
         2000                                                     1,326,895
         2001                                                       374,697
         2002                                                       105,530
         2003                                                     3,116,722
         Thereafter                                             203,280,180
                                                               ------------
     Total                                                     $212,838,771
                                                               ============

     A note payable by NCI to a bank, which is secured by Nevada Club assets and guaranteed by the Chairman and Chief Executive Officer of the Company in the amount of $2.4 million, was retired in September 1998. A note payable by FRI to a trust which is also secured by Nevada Club assets will also be retired upon the sale of Nevada Club which is anticipated to close in the second quarter of 1999. As of December 31, 1998, such note payable had a principal balance of approximately $0.8 million. There can be no assurance, however, that Nevada Club will be sold and that the Harolds Club settlement (as discussed in Note 9) will be consummated.

     On March 14, 1994, FSI issued $36 million of 13% senior secured notes due 1996. In connection with the issuance of these notes, FSI issued warrants (the "FSI Warrants") to purchase 100,559 shares of its common stock. No value was ascribed to the FSI Warrants. The FSI Warrants are exercisable at $.01 per share, expire five years from the closing of the offering for these notes and are subject to certain anti-dilution adjustments. FSI Warrants to purchase 54,384 shares of common stock of FSI were also issued to the sales agent. These FSI Warrants are exercisable at $32.18 per share and expire five years from the closing of the offering. All FSI Warrants issued in connection with this note offering are exercisable only for shares of common stock of FSI. The notes issued in 1994 by FSI were repaid from a portion of the proceeds from the 1995 Offering, at which time the Company repurchased approximately 59% of the $.01 FSI Warrants, leaving 73,250 FSI Warrants outstanding.

     As of December 31, 1998, the Company had a $15.0 million secured loan and security agreement (the "Credit Facility") with a lending institution of which $5.0 million may be utilized for capital expenditures at Fitzgeralds Black Hawk and with a $10.0 million line of credit which may be utilized for general corporate purposes. The obligations under the Credit Facility bear interest at an annual rate equal to the designated bank's prime rate minus 7 basis points, and the Company is charged a nominal fee for the undrawn amount of the outstanding line of credit. At December 31, 1998, $5.0 million was available for capital expenditures and $7.0 million was available under the Credit Facility for general corporate purposes.

     EXTRAORDINARY ITEM - In December 1997, the Company recorded an extraordinary loss on early retirement of debt of $19,247,928 consisting of the net write-off of unamortized discount and debt offering costs and early payment premium on debt retired with the proceeds of the Senior Secured Notes.

8.   OFFERINGS

     THE 1997 OFFERING - On December 30, 1997, the Company completed a private placement of debt (the "1997 Offering"). The Company issued $205,000,000 aggregate principal amount of 12.25% Senior Secured Notes due December 15, 2004 (the "Senior Secured Notes"). A summary of the proceeds from the 1997 Offering is as follows:

     Face amount                      $ 205,000,000
     Less discount                       (2,365,700)
                                      -------------
     Proceeds                           202,634,300
     Less offering costs                 (8,727,096)
                                      -------------
     Net proceeds                     $ 193,907,204
                                      =============


     The Senior Secured Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Senior Secured Notes will mature on December 15, 2004.

     The Senior Secured Notes are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of the Company's subsidiaries and a lien on substantially all of the assets of the Company's subsidiaries (other than FAMI, FNYI, and NCI), except for certain Excluded Assets, as defined in the indenture governing the Senior Secured Notes (the "Note Indenture").

     The Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 2001, at the redemption prices defined in the indenture governing the Senior Secured Notes (the "Note Indenture"), plus accrued and unpaid interest to the date of redemption. Prior to December 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 112.5% of the principal amount thereof, plus accrued and unpaid interest through the applicable date of redemption, with the cash proceeds of one or more Public Equity Offerings (as defined), provided that at least $133,250,000 aggregate principal amount of the Senior Secured Notes remains outstanding immediately thereafter.

     Upon a Change of Control, as defined in the Note Indenture, the Company will be required to offer to repurchase all of the outstanding Senior Secured Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

     The Note Indenture contains covenants which, among other things, restrict the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets;
     (iii) enter into transactions with affiliates; and (iv) sell assets or subsidiary stock. At December 31, 1998, the Company was in compliance with these provisions.

     PREFERRED STOCK - The Preferred Stock has a liquidation preference of $20 million dollars ($25 per share), plus accrued and unpaid dividends. Cash dividends on the Preferred Stock are payable out of funds legally available therefor (when and if declared by the Company's Board of Directors) in an amount equal to 15% of the liquidation preference. Dividends if not paid (whether or not declared) will be cumulative from December 19, 1995 and will be compounded quarterly. The Note Indenture restricts the Company's ability to pay dividends on the Preferred Stock, and the Company has no current intention to pay any dividends on the Preferred Stock. The Preferred Stock may be redeemed by the Company at any time at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption subject to restrictions in the Note Indenture and Credit Facility. The Company will be obligated to redeem all of the Preferred Stock on December 31, 2005 at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption. In the event that the Company consummates a Qualified Public Offering (Qualified Public Offering means a firm commitment underwritten public offering of Common Stock of the Company for which the Company receives net proceeds of at least $25 million, and after which the Common Stock is traded on a national securities exchange or quoted on the Nasdaq National Market), it will be required to offer to repurchase 35% of the Preferred Stock at a price equal to 100% of the liquidation preference on the date of repurchase.

     WARRANTS - In December 1995, as part of a public offering of $123.0 million senior secured notes (the "1995 Notes") and preferred stock, the Company issued 2,675,237 warrants, each exercisable for one share of the Company's Common Stock at an exercise price of $.01 per share (the "Warrants"). However, in connection with the 1997 Offering and the repayment of the 1995 Notes, the Company canceled 703,402 of the Warrants. The remaining warrants had an expiration date of December 19, 1998. The Warrant Agent timely received notice of exercise for 1,495,236 Warrants, and 476,599 Warrants expired. The Company advised each exercising Warrant holder that the exercise of the Warrants and issuance of the underlying Common Stock might be subject to certain Nevada, Colorado and Mississippi gaming licensure requirements, and that no such Common Stock would be issued without compliance with or exemption from applicable gaming requirements. The Company has recently been advised by the applicable gaming authorities for each such jurisdiction that, based on the information provided by the warrant agent, no licensure will be required by virtue of the exercise of the Warrants or issuance of the underlying Common Stock.

     It is anticipated that the 1,495,236 shares of Common Stock issuable on exercise of the Warrants will be issued in the near future to the exercising Warrant holders in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 on the basis that there was no public offering of the shares of Common Stock underlying the Warrants.

     The Company has not paid any cash dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends (including with respect to its preferred stock) in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The ability of the Company or its subsidiaries to pay dividends is restricted by the terms of the Note Indenture and the Credit Facility, and with respect to the Common Stock, the certificate of designation for the Preferred Stock. If a holder of securities is disqualified by any gaming authorities from owning such securities, such holder will not be permitted to receive any dividends if, and when, declared by the Company's Board of Directors with respect to such securities.

9.   COMMITMENTS

     Future minimum rental payments under operating leases with noncancelable lease terms in excess of one year are as follows:

     YEAR ENDING
     DECEMBER 31,
     ------------
         1999                    $2,106,217
         2000                     1,624,278
         2001                     1,188,618
         2002                     1,119,598
         2003                     1,054,918
         Thereafter               2,597,713
                                 ----------
         Total                   $9,691,342
                                 ==========

     Such operating lease commitments primarily relate to equipment, signs, warehouses and ground leases on which the Company's buildings and equipment reside. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,719,876, $2,211,745 and $1,989,321, respectively.

     On May 31, 1995, FRI sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently conveyed Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, as of December 31, 1998, FRI is contingently obligated for certain land lease payments to two lessors in the amount of approximately $0.28 million annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of December 31, 1998, the current owner of Harolds Club was approximately $1.4 million in arrears in land lease payments and approximately $0.26 million in arrears in property taxes and assessments.

     The current owner of Harolds Club has not met its obligations with respect to the land leases, and in August 1996 each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada, against the current owner, FRI and other non-related prior lessees under the land leases, seeking past due rent, taxes and other property-related expenses, as well as attorneys' fees and cost. Cross-claims and third party complaints for the indemnification have been asserted against FRI by the entity from which it assumed the land leases, and FRI has asserted cross-claims or third party complaints against the entities that are obligated to indemnify FRI under the various indemnification, assignment and assumption and guarantee agreements. In addition, in December 1997, one of the land lessors filed an additional action seeking rent, taxes and assessments accruing from October 1997 through March 1998.

     On June 3, 1998, the current owner of Harolds Club entered into an asset purchase agreement (the "Asset Purchase Agreement") to convey its fee simple interest in Harolds Club and improvements thereon to an undisclosed purchaser, which undisclosed purchaser has also entered into an agreement with FRI and NCI to purchase the Nevada Club. FRI and four land lessors have executed an asset purchase agreement (the "Land Lessors Asset Purchase Agreement") to convey their fee simple interest in Harolds Club and the improvements thereon to the undisclosed purchaser. Due to unresolved title issues, as of December 31, 1998 the undisclosed purchaser has not executed the Land Lessors Asset Purchase Agreement. The Company believes those title issues have since been resolved. The current owner of Harolds Club, the undisclosed purchaser and an unrelated entity are currently negotiating their respective rights and obligations under a certain agreement that is to be assigned to the undisclosed purchaser concurrently with the closing of the Harolds Club asset purchase transaction. The undisclosed purchaser has offered to extend the closing date for the transaction while such negotiations are pending. It is anticipated that all parties to the Land Lessors Asset Purchase Agreement will execute amendments to extend the closing date, among other things; however, no assurance can be given that the parties will consent to extend the closing date.

     FRI, four of the land lessors and the current and prior Harolds Club land lessees have executed Settlement Agreements, pursuant to which FRI has agreed to pay four of the land lessors approximately $1.7 million cash, less the cumulative amount of interim monthly rental payments ($28,977 per month through December 31, 1998), concurrently with the closing of the sale of Harolds Club in exchange for dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club.

     To accommodate the requirement of the fifth Harolds Club land lessor that the transfer of its parcel (the "Campbell Parcel") be structured as a tax-free exchange, on August 24, 1998, FRI purchased the Campbell Parcel for a purchase price of approximately $1.0 million. Approximately, $0.45 million of the purchase price and the closing costs were paid by a prior owner of Harolds Club. FRI intends to terminate the lease encumbering the Campbell Parcel and convey said parcel to the undisclosed purchaser of Harolds Club for approximately $0.34 million. As a part of the transaction for the purchase of the Campbell Parcel, the lawsuits filed by the owners of the Campbell Parcel against the current owner, FRI and other non-related prior lessees were dismissed with prejudice.

     Because the assets of the current owner of Harolds Club are under the control of the United States Bankruptcy Court for the Northern District of New York, said Bankruptcy Court must approve the Asset Purchase Agreement. An order approving the sale was granted on October 8, 1998. It is anticipated that a motion to modify the order to, among other things, extend the closing date, will be filed in April 1999. The closing of the sale of Harolds Club is subject to the closing of the sale of Nevada Club and the undisclosed purchaser's acquisition of other parcels of land adjacent to Harolds Club. Although it is currently anticipated that the Harolds Club and related transactions will close in the second quarter of 1999, no assurance can be given that the transactions will be completed. Moreover, in the event that such transactions are consummated, it is likely that the undisclosed purchaser may utilize the land for gaming facilities that will compete with Fitzgeralds Reno.

     During 1997, the Company recorded an expense of $1,852,832 for the anticipated net settlement obligation, including related legal fees. In anticipation of the Nevada Club transaction, the Company has reclassified $6,157,227 from property and equipment to estimated realizable value of Nevada Club assets held for sale in the consolidated balance sheet as of December 31, 1997 and has recorded an allowance of $2,157,000 against the book value of the assets held for sale to write such assets down to the estimated net realizable value for the year ended December 31, 1997. An additional write-down of $231,250 was taken during 1998 upon a reduction of the sales price of the Nevada Club.

     EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with Mr. Manske and Ms. Brown to serve in their present offices for terms expiring on December 31, 1999 and April 30, 1999, respectively. As of February 26, 1999, Mr. Manske and Ms. Brown receive annual salaries of $275,000 and $107,500, respectively, and are eligible to receive annual merit increases. Such persons are entitled to participate in the Company's Executive Bonus Plan, health plan and any benefit plan established for selected officers of the Company and, in the event of a termination of employment without "good cause" (as defined in the agreements), to receive any unpaid salary in a specified percentage through the remainder of the term of their respective agreements.

     The Company was a party to employment agreements with Messrs. Griffith and McPherson, which expired on June 30, 1998 and February 28, 1999, respectively. Messrs. Griffith and McPherson are currently employed on a month-to-month basis under the same terms and conditions of such agreements, and are in the process of negotiating new agreements. As of February 26, 1999, Messrs. Griffith and McPherson receive annual salaries of $496,125 and $225,000, respectively.

     FRI has entered into an employment agreement with Mr. Page, under which he was appointed Vice President of FRI and General Manager of Fitzgeralds Reno for a term expiring on December 31, 1999. As of February 26, 1999, Mr. Page receives an annual salary of $240,000, participates in FRI's bonus plan and in a health plan, and may participate in any other benefit plan established by FRI for its executives. FRI also maintains a $500,000 life insurance policy for the benefit of Mr. Page. Mr. Page is entitled to certain severance payments in the event of a termination of employment by reason of disability or death.

     FMI has entered into an employment agreement with Mr. Mezzetta under which he was appointed Vice President and General Manager of FMI for a term expiring on May 24, 2001. As of February 26, 1999, Mr. Mezzetta receives a salary of $190,000, participates in FMI's bonus plan and in a health plan and may participate in any other benefit plan established by FMI for its executives. FMI also maintains a $100,000 life insurance policy for the benefit of Mr. Mezzetta.

     In accordance with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors.

10.  RELATED PARTY TRANSACTIONS

     Advances to affiliated companies bear no interest and have no stated repayment terms.

     Notes payable-related parties consist of unsecured demand notes from shareholders that bear interest at 6.24%. Accrued interest payable on such notes, included in accrued interest payable, was $42,114 and $23,104 at December 31, 1998 and 1997, respectively.

11.  PROFIT SHARING PLAN

     The Company has contributory profit-sharing plans for eligible employees. The Company's contribution to the plans for any year, as determined by the Board of Directors, is discretionary. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.

     Effective January 1, 1989, the Company amended the plans to include a 401(k) savings plan whereby eligible employees may contribute up to 15% of their salary, which is matched by the Company at 25 cents per employee dollar contributed, up to a maximum of 6% of their salary. The Company's matching contributions were $329,217, $277,941 and $390,237 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Each employee age 21 or older completing 1,000 or more hours of service during the twelve-month period preceding the entry dates, January 1 or July 1, is eligible to participate in the plans.

     In addition, the Company contributes to multi-employer defined contribution pension plans under various union agreements. Contributions, based on wages paid to covered employees, were $430,071, $386,975 and $322,405 for the years ended December 31, 1998, 1997 and 1996.

12.  CONTINGENCIES

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk which are not reflected in the accompanying consolidated balance sheets.

     The Company has an irrevocable letter of credit with a bank in the amount of $159,000. Such letter, which expires on November 1, 1999, may be drawn upon by the State of Nevada Insurance Division in the event that FRI, NCI, or FLVI fails to pay to its employees worker's compensation benefits under a self-insurance program. The letter of credit is secured with a certificate of deposit for $159,000.

     The Company has an irrevocable letter of credit with a bank in the amount of $200,000 which expires on November 1, 1999, and may be drawn by a third party in the event Fitzgeralds Mississippi fails to pay its utility obligations. The letter of credit is secured by the personal guarantee of an officer of the Company.

     The Company has an irrevocable letter of credit with a bank in the amount of $300,000. Such letter, which expires on April 1, 1999, may be drawn by an insurance company in the event that Fitzgeralds Mississippi fails to pay to its employees worker's compensation benefits. The letter of credit is secured with a certificate of deposit for $300,000.

     The Company has an investment with an insurance company in the amount of $200,000. Such investment, which expires on September 30, 1999, serves as collateral for a $2.5 million surety bond that was posted in September 1998, enabling FGC to remain a participant in the State of Nevada self-insured worker's compensation program.

     The Company has a letter of credit with a bank in the amount of $105,000 that expires on December 31, 1999 and may be drawn upon by certain individuals in the event that FRI is unable to make certain rental payments on leased property. The letter of credit is secured by the personal guarantee of an officer of the Company.

     No amounts were drawn at December 31, 1998, on any of the above investment and letters of credit, and management does not expect any material losses to result from these off-balance sheet instruments.

     LEGAL MATTERS - In October 1993, FMI, the manager of Fitzgeralds Tunica, executed a road contract (the "Contract") with Treasure Bay Gaming and Resorts, Inc. ("Treasure Bay") to share equally the cost of developing a road leading to the two properties (the "Roadway") and of the acquisition of a 3.67-acre tract of land (the "Tract"). Subsequently, FMI filed an adversary proceeding against Treasure Bay and others to quiet title in the Roadway and the Tract. The complaint sought, among other relief, a declaratory judgment that FMI owns an unencumbered, undivided one-half interest in the Roadway and Tract and the avoidance of all liens on the Roadway and the Tract. Treasure Bay asserted a counterclaim alleging that FMI owed Treasure Bay approximately $0.3 million for the costs of acquiring and developing the Roadway and Tract.

     On January 29, 1999, FMI and Treasure Bay entered into a settlement agreement (the "Settlement Agreement") pursuant to which FMI paid Treasure Bay $0.25 million, and Treasure Bay conveyed to FMI an unencumbered, undivided one-half interest in the Roadway and Tract. In accordance with the Settlement Agreement and the Contract, the Roadway will be dedicated to Tunica County.

     RENO TRANSPORTATION RAIL ACCESS CORRIDOR (RETRAC) PROJECT - In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the "ReTRAC Project"). Preliminary plans for the ReTRAC Project provide for the construction of a temporary rail bypass that will be used to divert rail traffic around the main railroad during construction. The City estimates that a period of thirty to thirty-two months will be required to complete the ReTRAC Project. The southern boundary of the bypass will extend out into the middle of the Commercial Row, the street adjacent to the Fitzgeralds Reno hotel entrance, valet parking area and hotel loading zone.

     On November 30, 1998, the Company filed a lawsuit against the City of Reno to challenge the method by which the special assessment to be levied against the Company was determined. Based on preliminary plans prepared by the City of Reno, Fitzgeralds Reno would expect to lose several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and be required to relocate the hotel entrance on Commercial Row. The City of Reno has also subsequently indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway. Implementation of the ReTRAC Project as currently proposed would cause the Company to suffer significant and permanent loss in business revenue and income; certain operating efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass.

     The Company has received no assurance as to whether and when the City of Reno will negotiate mitigation measures and whether such measures could or would fully compensate the Company for the fair market value of its property and anticipated operating losses.

     The Company is party to various other legal actions and administrative proceedings and subject to various claims arising in the course of business. The Company believes that the disposition of these matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

13.  STOCKHOLDERS' EQUITY

     STOCK REPURCHASE - On December 21, 1990, FRI entered into an agreement to repurchase certain of its outstanding common shares from a major stockholder. Such agreement also provided for the repurchase of similar ownership interests of such stockholder in NCI and a third entity. Pursuant to the terms of the agreement, the purchase price paid by the Company was subject to adjustment upon the occurrence of certain events. Accordingly, the purchase price was increased by $734,028 in 1996 and by $136,021 in 1997. The Company's obligation to the former shareholder was paid from proceeds of the 1997 Offering, and the Company has no further obligation to this former shareholder.

     ISSUANCES OF WARRANTS - The Company has outstanding common stock warrants issued in connection with its 1995 Offering (see Note 8). FSI has outstanding common stock purchase warrants issued in connection with an offering of notes in 1994, which notes were redeemed with the proceeds from the offering of the 1995 Notes (see Note 7).

     STOCK OPTIONS - In February 1995, the Company granted options to purchase 87,140 shares of common stock of the Company at $1.00 per share to certain employees of the Company. 50% of the options granted vested on June 30, 1995. The remaining 50% of the options vested on June 30, 1996.

     In December 1995, the Company granted options to purchase 75,000 shares to each of two officers and 50,000 shares to each of two additional officers. In addition, approximately 193,000 options were granted to Company employees concurrently with the closing of the 1995 Offering. In connection with the election of two non-employee directors concurrently with the 1995 Offering, the Company granted options to purchase 5,000 shares to each of such non-employee directors. During 1996, 6,000 options were granted and 82,510 options were forfeited. These options were exercisable at $4.50 per share, with the options vesting ratably over three years. In March 1997, the exercise price of all options then outstanding was reduced, to reflect the then current fair market value, from $4.50 per share to $1.00 per share, except for options granted to two controlling stockholders, the exercise price of which was reduced to $1.10 per share.

     In June 1997, the Company determined that its previously adopted stock option plans had never become effective because they were adopted subject to approvals which had not been obtained. Accordingly, the Company adopted a new Stock Option Incentive Plan (the "Stock Option Plan"), subject to stockholder approval, to replace the prior plans. The Stock Option Plan was approved by stockholders on August 1, 1997.

     The Stock Option Plan, as amended, provides for the grant of options to purchase Common Stock that are either intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or that are not intended to so qualify ("non-qualified options"). All officers, directors, employees, consultants, advisors, independent contractors and agents of the Company and its subsidiaries are eligible to receive options under the Stock Option Plan, except that only employees may receive incentive stock options. The Stock Option Plan also permits a one-time grant of options to certain former employees in substitution for options previously granted to them and having substantially the same terms and conditions. The maximum number of shares available for issuance under the Stock Option Plan is 1,000,000.

     In October 1997 the Board of Directors granted options to purchase 660,974 shares under the Stock Option Plan in full replacement of previously granted options. All of such options were granted subject to the optionee's agreement to the cancellation of all previously granted options. The replacement options were for the same number of shares, with substantially the same terms and conditions, as the then outstanding options they replaced.

     In February 1998 the Board of Directors authorized an amendment to the Stock Option Plan to eliminate the 100,000 share cap on the number of options which may be granted to a single option holder during any calendar year. In May 1998, the Board of Directors authorized a one year extension of 55,524 options which were due to expire on June 30, 1998 and the elimination of certain language concerning the treatment of options in the event of a reorganization, merger or consolidation. The extension is reflected as a cancellation and re-grant of new options in like amounts. No options had been exercised as of December 31, 1998.

     The Stock Option Plan is administered by the Board of Directors or, in its discretion, by a committee of the Board of Directors appointed for that purpose (the "Stock Option Plan Committee"), which, subject to the terms of the Stock Option Plan, has the authority in its sole discretion to interpret the Stock Option Plan and to determine: (a) the individuals to whom options shall be granted; (b) the time or times at which options may be exercised; (c) the number of shares subject to each option; (d) the option price and the duration of each option granted; and (e) all of the other terms and conditions of options granted under the Stock Option Plan.

     The exercise price of incentive stock options granted under the Stock Option Plan must be at least equal to the fair market value of the shares on the date of grant (110% of fair market value in the case of participants who own shares possessing more than 10% of the combined voting power of the Company or any of its subsidiaries) and may not have a term in excess of 10 years from the date of grant (five years in the case of participants who own shares possessing more than 10% of the combined voting power of the Company). In no event may the aggregate fair market value (determined as of the time the option is granted) of the shares with respect to which incentive stock options (granted under the Stock Option Plan and all other plans of the Company or any of its subsidiaries) are exercisable for the first time by an optionee in any calendar year exceed $100,000.

     A summary of the status of the Company's stock option grants as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:


                                                                  WEIGHTED-
                                                                   AVERAGE
                                                                  EXERCISE
                                                 SHARES             PRICE
                                               --------           --------

     Outstanding at January 1, 1996             526,561           $   4.01
     Granted                                      6,000               4.50
     Forfeited                                  (82,510)              4.22
                                               --------           --------

     Outstanding at December 31, 1996           450,051               3.98

     Granted                                    981,974               1.03
     Canceled                                  (660,974)              1.03
     Forfeited                                  (94,077)              1.67
                                               --------           --------

     Outstanding at December 31, 1997           676,974               1.03

     Canceled                                   (55,524)              1.00
     Re-granted                                  55,524               1.00
     Forefeited                                (112,450)              1.00
                                               --------           --------

     Outstanding at December 31, 1998           564,524           $   1.04
                                               ========           ========

     Options exercisable at year-end            468,522
                                               ========


     As of December 31, 1998, the 564,524 options outstanding under the Stock Option Plan have exercise prices of $1.00 and $1.10 and a weighted-average remaining contractual life of 3.2 years.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The compensation cost that has been charged against income for its plans was $0, $0 and $63,666 for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net loss and loss per common share - basic would have been the amounts indicated below:


                                                     1998            1997             1996
                                                 -----------    ------------     ------------
Net loss                         As reported     $(8,666,827)   $(31,541,520)    $(13,493,926)
                                 Proforma        $(8,669,735)   $(31,598,880)    $(13,599,207)

Loss per common share - basic    As reported     $     (3.35)   $      (8.89)    $      (4.26)
                                 Proforma        $     (3.35)   $      (8.91)    $      (4.29)


     The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 1998, 1997 and 1996; risk-free interest rates of 5.38 percent, 6.2 percent and 5.91 percent, respectively, with expected lives of three years, three years and three years, respectively. The weighted-average fair value of options granted during 1998, 1997 and 1996 were $1.00, $1.00 and $0.71, respectively.

14.  INCOME TAXES

     The income tax benefit recognized in the consolidated financial statements consists of the following:


                                   1998           1997           1996
                               ----------     ----------     ----------
     Deferred benefit          $     --       $     --       $1,484,167
                               ----------     ----------     ----------

     Total                     $     --       $     --       $1,484,167
                               ==========     ==========     ==========


     A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated loss before taxes is as follows:


                                                      1998                   1997                   1996
                                                 ------------           ------------           ------------
     Tax benefit at U.S. statutory rate          $  3,033,390           $ 11,073,695           $  5,242,297
     Increase in valuation allowance               (2,696,503)           (10,981,971)            (3,567,514)
     Other                                           (336,887)               (91,724)              (190,616)
                                                 ------------           ------------           ------------

     Total                                       $       --             $       --             $  1,484,167
                                                 ============           ============           ============

     The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax items comprising the Company's net deferred tax liability as of December 31, 1998 are as follows:


                                                       CURRENT             NONCURRENT             TOTAL
                                                     -----------          -----------          -----------
     Deferred tax assets:
       Intangibles                                   $      --            $   577,696          $   577,696
       Accrued and other liabilities                   1,088,867                 --              1,088,867
       Bad debt reserve                                  120,939                 --                120,939
       FICA credits not utilized                            --                507,427              507,427
       NOL carryforward                                     --             25,569,101           25,569,101
       Differences from flow through entity                 --                406,016              406,016
       Other                                                --                 32,548               32,548
                                                     -----------          -----------          -----------
                                                       1,209,806           27,092,788           28,302,594
     Deferred tax liabilities:
       Difference between book and
         tax basis of property                              --              9,090,253            9,090,253
       Prepaid expenses                                  839,315                 --                839,315
                                                    ------------         ------------         ------------

                                                         839,315            9,090,253            9,929,568
                                                    ------------         ------------         ------------

                                                         370,491           18,002,535           18,373,026
     Less:  valuation allowance                         (370,491)         (18,002,535)         (18,373,026)
                                                    ------------         ------------         ------------

     Net deferred tax liability                     $      --            $       --           $       --
                                                    ============         ============         ============


     The tax items comprising the Company's net deferred tax liability as of December 31, 1997 are as follows:


                                                                      CURRENT             NONCURRENT             TOTAL
                                                                    -----------          -----------          -----------

     Deferred tax assets:
       Intangibles                                                  $        --          $ 2,017,568          $ 2,017,568
       Accrued and other liabilities                                  1,163,568                 --              1,163,568
       Bad debt reserve                                                 144,159                 --                144,159
       FICA credits not utilized                                           --                323,898              323,898
       NOL carryforward                                                    --             21,448,488           21,448,488
       Differences from flow through entity                                --                192,408              192,408
       Other                                                               --                 24,082               24,082
                                                                    -----------          -----------          -----------

                                                                      1,307,727           24,006,444           25,314,171
                                                                    -----------          -----------          -----------

                                              CURRENT               NONCURRENT               TOTAL
                                            ------------           ------------           ------------
     Deferred tax liabilities:
       Difference between book and
         tax basis of property                      --                9,000,954              9,000,954
       Prepaid expenses                          636,694                   --                  636,694
                                            ------------           ------------           ------------

                                                 636,694              9,000,954              9,637,648
                                            ------------           ------------           ------------

                                                 671,033             15,005,490             15,676,523
     Less:  valuation allowance                 (671,033)           (15,005,490)           (15,676,523)
                                            ------------           ------------           ------------

     Net deferred tax liability             $       --             $       --             $       --
                                            ============           ============           ============


     Due to the uncertainty of the realization of certain tax carryforward items, a valuation allowance has been established in the amount of $18.4 million at December 31, 1998. Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Company generating sufficient taxable income prior to expiration of the loss and credit carryforwards.

     As of December 31, 1998, the Company had a consolidated net operating loss carryforward of approximately $73.0 million and a tax credit carryforward of $0.5 million, which are available to offset future tax through 2018. Of the loss carryforwards, $3.7 million is available only to offset future taxable income of FMI. The availability of the loss and credit carryforwards may be subject to limitations under sections 382 and 383 of the Internal Revenue Code in the event of a significant change of ownership.

15.  SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments, geographic areas and major customers in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. The adoption of SFAS No. 131 had no effect on the Company's consolidated financial position or consolidated results of operations.

     The Company is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds casino-hotels in downtown Las Vegas, Nevada; Reno, Nevada; Tunica, Mississippi; and Black Hawk, Colorado. The Company identifies its business in four segments based on geographic location. The Company markets in each of its segments primarily to middle-market customers, emphasizing its Fitzgeralds brand and its "Fitzgeralds Irish Luck" theme. The major products offered in each segment are: casino and hotel (except for Fitzgeralds Black Hawk) and food and beverage.

     The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales. The Company evaluates business segment performance based on EBITDA. Corporate costs are allocated to the business segments through management fees.

     Corporate assets are principally cash and cash equivalents, goodwill related to the acquisition of the remaining 78% membership interest in 101 Main and debt offering cost related to the issuance of debt. No single customer accounts for more than 10% of revenue.

     A summary of the Company's operations by business segment for 1998, 1997 and 1996 is presented below:

                                                         YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               1998                1997                1996
                                             ---------           ---------           ---------
                                                              (IN THOUSANDS)
     Net operating revenues:
       Fitzgeralds Las Vegas                 $  50,987           $  46,540           $  43,483
       Fitzgeralds Tunica                       68,349              68,734              48,748
       Fitzgeralds Reno                         39,729              39,803              37,076
       Fitzgeralds Black Hawk(1)                36,256              12,692                --
       Other(2)                                 11,742               5,695               4,791
                                             ---------           ---------           ---------

                Total Properties               207,063             173,464             134,098

       Nevada Club                                  62               6,238               6,432
                                             ---------           ---------           ---------

     Total                                   $ 207,125           $ 179,702           $ 140,530
                                             =========           =========           =========

     Income (loss) from operations:
       Fitzgeralds Las Vegas                 $    (594)          $    (498)          $    (330)
       Fitzgeralds Tunica                        2,063               6,013                (597)
       Fitzgeralds Reno                          2,400               3,211               2,318
       Fitzgeralds Black Hawk(1)                 9,074               4,215                --
       Other(2)                                  9,414               4,011               2,861
                                             ---------           ---------           ---------

                Total Properties                22,357              16,952               4,252
                                             ---------           ---------           ---------

       Nevada Club                                (566)             (1,477)               (381)
       Harolds Club                               (111)             (1,853)               --
                                             ---------           ---------           ---------

     Total(2)                                $  21,680           $  13,622           $   3,871
                                             =========           =========           =========

     Reconciliation of total business segment operating income to consolidated net loss before income tax and extraordinary item:


                                                                          YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                  1998               1997               1996
                                                                --------           --------           --------
                                                                               (IN THOUSANDS)

     Total segment operating income                             $ 12,943           $ 12,941           $  1,391
     Nevada Club                                                    (566)            (1,477)              (381)
     Harolds Club                                                   (111)            (1,853)              --
     Other(2)                                                      9,414              4,011              2,861
     Eliminations                                                  9,112              9,407              9,790
     Interest income                                                 527                383              1,823
     Interest income - shareholder and intercompany               32,110             17,636             16,245
     Interest expense                                            (27,154)           (25,368)           (22,023)
     Interest expense - shareholder and intercompany             (32,057)           (17,614)           (16,023)
     Other income (expense)                                      (12,885)           (10,360)            (8,661)
                                                                --------           --------           --------
     Net loss before income tax and extraordinary item          $ (8,667)          $(12,294)          $(14,978)
                                                                ========           ========           ========

                                                                            YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                 1998                1997                1996
                                                               ---------           ---------           ---------
                                                                                  (IN THOUSANDS)
     EBITDA(3):
       Fitzgeralds Las Vegas                                   $   2,682           $   2,651           $   1,656
       Fitzgeralds Tunica                                          8,051              11,744               3,790
       Fitzgeralds Reno                                            4,805               5,462               4,596
       Fitzgeralds Black Hawk(1)                                  10,863               4,842                --
       Other(2)                                                    9,622               4,111               2,874
                                                               ---------           ---------           ---------

                Total properties                                  36,023              28,810              12,916

       Nevada Club                                                  (561)             (1,282)               (148)
       Harolds Club                                                 (111)             (1,853)               --
                                                               ---------           ---------           ---------

                Total EBITDA                                      35,351              25,675              12,768
       Adjustments to EBITDA(4)                                   (5,328)              4,924                 742
                                                               ---------           ---------           ---------

                Adjusted EBITDA                                $  30,023           $  30,599           $  13,510
                                                               =========           =========           =========

     Segment depreciation and amortization:
       Fitzgeralds Las Vegas                                   $   3,276           $   3,149           $   1,987
       Fitzgeralds Tunica                                          5,987               5,731               4,387
       Fitzgeralds Reno                                            2,405               2,251               2,278
       Fitzgeralds Black Hawk(1)                                   1,789                 627                --
       Other                                                         214                 296                 245
                                                               ---------           ---------           ---------

     Total                                                     $  13,671           $  12,054           $   8,897
                                                               =========           =========           =========

     Segment assets:
       Fitzgeralds Las Vegas                                   $  48,535           $  50,486           $  57,263
       Fitzgeralds Tunica                                         72,470              75,375              82,945
       Fitzgeralds Reno                                           37,302              35,038              40,346
       Fitzgeralds Black Hawk(1)                                  41,019              42,480                --
       Other                                                       9,871              12,316              10,624
                                                               ---------           ---------           ---------

     Total                                                     $ 209,197           $ 215,695           $ 191,178
                                                               =========           =========           =========

     Expenditures for additions to long-lived assets:
       Fitzgeralds Las Vegas                                   $   1,832           $   1,920           $  17,971
       Fitzgeralds Tunica                                          2,903                 928              34,295
       Fitzgeralds Reno                                            3,260                 833                 899
       Fitzgeralds Black Hawk(1)                                   1,312                 187                --
       Other                                                           8                  76                  99
                                                               ---------           ---------           ---------

     Total                                                     $   9,315           $   3,944           $  53,264
                                                               =========           =========           =========

     1 Includes operating results of Fitzgeralds Black Hawk for 1998 and commencing August 15, 1997.

     2 Other includes (i) management fees from Fitzgeralds Black Hawk for 1997 and 1996; (ii) management fees from Cliff Castle for 1998, 1997 and 1996; (iii) settlement fees from Turning Stone for all periods presented; (iv) non-recurring revenue of $8.0 million for the termination of the Cliff Castle Management Agreement in 1998; and (v) corporate costs not allocated to the core properties.

     3. EBITDA, or "earnings before interest, taxes on income, depreciation and amortization," is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

     4. Adjustments to EBITDA include (i) exclusion of EBITDA for Harolds Club and Nevada Club for all periods presented; (ii) exclusion of write down of Nevada Club assets of $0.2 million and $2.2 million for 1998 and 1997, respectively; (iii) exclusion of Harolds Club lease settlements of $0.1 million and $1.9 million for 1998 and 1997, respectively; (vi) inclusion of $1.0 million for 1997 and $0.6 million for 1996 in cash received by the Company as a result of its 22% membership in 101 Main; and (v) exclusion of $6.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement in 1998.

     5. For the Ratio of Earnings of Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $10.0 million, $10.6 million and $15.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

16.  GUARANTEE OF THE SENIOR SECURED NOTES AND CREDIT FACILITY


     The Company's obligations under the Senior Secured Notes and Credit Facility are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries of the Company (other than FAMI, FNYI, and NCI). Subject to certain exceptions, the guarantee of the Senior Secured Notes is secured by a lien, subject to the lien securing the guarantee of the Credit Facility, on substantially all assets of the Guarantor Subsidiaries other than certain excluded assets, as defined. Such excluded assets include, among other things, (i) cash, deposit accounts and other cash equivalents of $12,792,707 and $13,337,368 at December 31, 1998 and 1997, respectively;
     (ii) furniture, fixtures and equipment with a net book value of $8,181,527 and $11,439,196 at December 31, 1998 and 1997, respectively, securing certain non-recourse indebtedness; and (iii) any agreements, permits, licenses or the like that cannot be subjected to a lien without the consent of third parties, which consent is not obtainable by the Company (including all gaming licenses of the Company and its restricted subsidiaries (as defined)), provided that excluded assets does not include the proceeds of the assets under clauses (ii) or (iii) or any other collateral to the extent such proceeds do not constitute excluded assets under clause (i) above.

     Condensed consolidating financial statement information for Fitzgeralds Gaming Corporation, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminating Entries (which consist principally of the elimination of intercompany loan and investment accounts) follows.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                            FITZGERALDS                             NON
                                               GAMING          GUARANTOR         GUARANTOR        ELIMINATING          CONSOLIDATED
ASSETS                                      Corporation       Subsidiaries      Subsidiaries        Entries               TOTAL
                                           -------------     -------------     -------------     -------------        -------------

CURRENT ASSETS:
  Cash and cash equivalents                $   1,832,514     $  10,960,193     $     245,882     $        --          $  13,038,589
  Accounts and notes receivable, net              34,243         1,406,006              --                --              1,440,249
  Inventories                                       --           1,375,443              --                --              1,375,443
  Prepaid and other current assets               973,686         3,175,892            84,596              --              4,234,174
                                           -------------     -------------     -------------     -------------        -------------

      Total current assets                     2,840,443        16,917,534           330,478                             20,088,455

PROPERTY AND EQUIPMENT, Net                       66,827       159,647,836              --                --            159,714,663
OTHER ASSETS                                 194,914,141        36,178,966         3,156,192      (205,012,241)(b)       29,237,088
MINORITY INTEREST                                   --                --             157,257              --                157,257
                                           -------------     -------------     -------------     -------------        -------------

TOTAL                                      $ 197,821,411     $ 212,744,360     $   3,643,927     $(205,012,241)       $ 209,197,464
                                           =============     =============     =============     =============        =============

LIABILITIES AND  STOCKHOLDERS'
  DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term debt        $        --       $   4,939,384     $        --       $        --          $   4,939,384
  Accounts payable, accrued and other          4,287,831        20,254,990            58,574        (1,648,481)(c)       22,952,914
                                           -------------     -------------     -------------     -------------        -------------

      Total current liabilities                4,287,831        25,194,374            58,574        (1,648,481)          27,892,298
                                           -------------     -------------     -------------     -------------        -------------

LONG TERM DEBT, Net of current portion       220,836,221       224,282,483         6,279,298      (243,193,978)(a)      208,204,024
                                           -------------     -------------     -------------     -------------        -------------

      Total liabilities                      225,124,052       249,476,857         6,337,872      (244,842,459)         236,096,322

CUMULATIVE  REDEEMABLE PREFERRED STOCK        24,401,171                                                                 24,401,171
STOCKHOLDERS' DEFICIENCY                     (51,703,812)      (36,732,491)       (2,693,945)       39,830,218(d)       (51,300,029)
                                           -------------     -------------     -------------     -------------        -------------

TOTAL                                      $ 197,821,411     $ 212,744,366     $   3,643,927     $(205,012,241)       $ 209,197,464
                                           =============     =============     =============     =============        =============

-----------

(a)  To eliminate intercompany accounts and notes payable.
(b) To eliminate intercompany accounts and notes receivable, investment in subsidiaries and other capitalized costs.
(c)  To eliminate intercompany deferred interest income.
(d) To eliminate investment in subsidiaries, other capitalized costs, and intercompany deferred interest income.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 1997
--------------------------------------------------------------------------------


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
                                          =============     =============     =============     =============        =============

LIABILITIES AND  STOCKHOLDERS'
  DEFICIENCY

CURRENT LIABILITIES:
  Current portion of long-term debt       $        --       $   4,932,178     $   2,658,356     $        --          $   7,590,534
  Accounts payable, accrued and other         2,960,233        18,462,718           443,151        (1,720,652)(c)       20,145,450
                                          -------------     -------------     -------------     -------------        -------------

      Total current liabilities               2,960,233        23,394,896         3,101,507        (1,720,652)          27,735,984
                                          -------------     -------------     -------------     -------------        -------------

LONG TERM DEBT, Net of current portion      209,023,127       207,873,263         5,709,140      (216,414,045)(a)      206,191,485
                                          -------------     -------------     -------------     -------------        -------------

      Total liabilities                     211,983,360       231,268,159         8,810,647      (218,134,697)         233,927,469

CUMULATIVE  REDEEMABLE
  PREFERRED STOCK                            19,631,397              --                --                --             19,631,397
STOCKHOLDERS' DEFICIENCY                    (39,584,080)      (22,065,282)       (1,646,544)       25,432,479(d)       (37,863,427)
                                          -------------     -------------     -------------     -------------        -------------

TOTAL                                     $ 192,030,677     $ 209,202,877     $   7,164,103     $(192,702,218)       $ 215,695,439
                                          =============     =============     =============     =============        =============

-----------

(a)  To eliminate intercompany accounts and notes payable.
(b) To eliminate intercompany accounts and notes receivable, investment in subsidiaries and other capitalized costs.
(c)  To eliminate intercompany deferred interest income.
(d) To eliminate investment in subsidiaries, other capitalized costs, and intercompany deferred interest income.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                              FITZGERALDS                         NON
                                                 GAMING        GUARANTOR        GUARANTOR     ELIMINATING        CONSOLIDATED
                                              CORPORATION     SUBSIDIARIES    SUBSIDIARIES      ENTRIES             TOTAL
                                             ------------    -------------   -------------   ------------       -------------

OPERATING REVENUES:
  Casino                                     $        --     $ 162,506,030   $        --     $        --        $ 162,506,030
  Food and beverage                                   --        24,936,289            --              --           24,936,289
  Rooms                                               --        21,213,266            --              --           21,213,266
  Other                                               --         4,639,429      11,106,453            --           15,745,882
                                             -------------   -------------   -------------   -------------      -------------

      Total                                           --       213,295,014      11,106,453            --          224,401,467
                                             -------------   -------------   -------------   -------------      -------------

  Less promotional allowances                         --        17,276,879            --              --           17,276,879
                                             -------------   -------------   -------------   -------------      -------------

  Net revenue                                         --       196,018,135      11,106,453            --          207,124,588

OPERATING COSTS AND EXPENSES:
  Casino                                              --        81,439,540          98,950            --           81,538,490
  Food and beverage                                   --        18,290,363           5,163            --           18,295,526
  Rooms                                               --        12,579,464            --              --           12,579,464
  Other operating                                     --         2,162,019            --              --            2,162,019
  Selling, general and administrative            5,470,096      55,150,699         308,729      (4,073,182)(g)     56,856,342
  Depreciation and amortization                     23,502      13,456,510         190,784            --           13,670,796
  Write down of assets and lease settlement           (260)        110,738         231,250            --              341,728
                                             -------------   -------------   -------------   -------------      -------------

  Total                                          5,493,338     183,189,333         834,876      (4,073,182)       185,444,365
                                             -------------   -------------   -------------   -------------      -------------

INCOME (LOSS) FROM OPERATIONS                   (5,493,338)     12,828,802      10,271,577       4,073,182         21,680,223

OTHER INCOME(EXPENSE):
  Interest income                               32,352,261         194,057          80,266     (32,099,206)(h)        527,378
  Interest expense                             (26,250,515)    (32,675,237)       (274,438)     32,027,036(e)     (27,173,154)
  Other income(expense)                         (7,772,650)     16,415,898        (866,903)    (11,477,619)(f)     (3,701,274)
                                             -------------   -------------   -------------   -------------      -------------

  Income(loss)                                  (7,164,242)     (3,236,480)      9,210,502      (7,476,607)        (8,666,827)
  Provision for income taxes                      (185,715)           --           185,715            --                 --
                                             -------------   -------------   -------------   -------------      -------------

  Income(loss) before extraordinary item        (7,349,957)     (3,236,480)      9,396,217      (7,476,607)        (8,666,827)
                                             -------------   -------------   -------------   -------------      -------------

  Extraordinary item                                  --              --              --              --                 --
                                             -------------   -------------   -------------   -------------      -------------

NET INCOME(LOSS)                             $  (7,349,957)  $  (3,236,480)  $  (9,396,217)  $  (7,476,607)     $  (8,666,827)
                                             =============   =============   =============   =============      =============

-----------

(e)  To eliminate intercompany interest expense.
(f) To eliminate interest in loss of subsidiaries and intercompany management fee expense.
(g)  To eliminate intercompany management fee expense.
(h) To eliminate intercompany interest income, intercompany management fee income, intercompany deferred interest income, and other intercompany income.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                               FITZGERALDS                           NON
                                                 GAMING           GUARANTOR        GUARANTOR      ELIMINATING         CONSOLIDATED
                                               CORPORATION      SUBSIDIARIES     SUBSIDIARIES       ENTRIES              TOTAL
                                              -------------    -------------    -------------    -------------       -------------
OPERATING REVENUES:
  Casino                                      $        --      $ 135,895,642    $   5,319,429    $        --         $ 141,215,071
  Food and beverage                                    --         21,094,261        1,404,852             --            22,499,113
  Rooms                                                --         21,318,538             --               --            21,318,538
  Other                                                --          4,774,324        5,191,184             --             9,965,508
                                              -------------    -------------    -------------    -------------       -------------

      Total                                            --        183,082,765       11,915,465             --           194,998,230
  Less promotional allowances                          --         14,770,306          526,191             --            15,296,497
                                              -------------    -------------    -------------    -------------       -------------

      Net                                              --        168,312,459       11,389,274             --           179,701,733

OPERATING COSTS AND EXPENSES:
  Casino                                               --         66,046,542        3,628,444             --            69,674,986
  Food and beverage                                    --         16,178,476        1,036,409             --            17,214,885
  Rooms                                                --         12,512,496             --               --            12,512,496
  Other operating                                      --          1,681,063             --               --             1,681,063
  Selling, general and administrative             4,354,305       46,909,116        1,804,025       (4,134,268)(g)      48,933,178
  Depreciation and amortization                      20,794       11,757,606          275,377             --            12,053,777
  Write down of assets and lease settlement          27,832        2,580,000        1,402,000             --             4,009,832
                                              -------------    -------------    -------------    -------------       -------------

  Total                                           4,402,931      157,665,299        8,146,255       (4,134,268)        166,080,217
                                              -------------    -------------    -------------    -------------       -------------

INCOME (LOSS) FROM OPERATIONS                    (4,402,931)      10,647,160        3,243,019        4,134,268          13,621,516

OTHER INCOME(EXPENSE):
  Interest income                                17,438,078          349,823           11,163      (17,336,887)(h)         462,177
  Interest expense                              (19,712,305)     (22,729,426)        (319,105)      17,265,733(e)      (25,495,103)
  Other income(expense)                          (9,184,622)       2,693,840         (207,980)       5,816,580(f)         (882,182)
                                              -------------    -------------    -------------    -------------       -------------

  Income (loss) before income taxes and
    extraordinary item                          (15,861,780)      (9,038,603)       2,727,097        9,879,694         (12,293,592)
  Income tax(provision) benefit                   3,075,065       (1,413,031)      (1,662,034)            --                  --
                                              -------------    -------------    -------------    -------------       -------------

  Income (loss) before extraordinary item       (12,786,715)     (10,451,634)       1,065,063        9,879,694         (12,293,592)
  Extraordinary item - Loss on early
    retirement of debt                          (18,683,651)        (564,277)            --               --           (19,247,928)
                                              -------------    -------------    -------------    -------------       -------------

NET INCOME(LOSS)                              $ (31,470,366)   $ (11,015,911)   $   1,065,063    $   9,879,694       $ (31,541,520)
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


                                      F-4O

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                     FITZGERALDS                               NON
                                       GAMING           GUARANTOR           GUARANTOR         ELIMINATING       CONSOLIDATED
                                     CORPORATION       SUBSIDIARIES        SUBSIDIARIES         ENTRIES             TOTAL
                                    -------------      -------------      -------------      -------------      -------------
OPERATING REVENUES:
  Casino                            $        --        $ 105,760,883      $   5,524,001      $        --        $ 111,284,884
  Food and beverage                          --           17,043,731          1,508,247               --           18,551,978
  Rooms                                      --           15,875,829               --                 --           15,875,829
  Other                                      --            3,476,265          4,258,163           (328,430)         7,405,998
                                    -------------      -------------      -------------      -------------      -------------
      Total                                  --          142,156,708         11,290,411           (328,430)       153,118,689
  Less promotional allowances                --           11,951,259            637,083               --           12,588,342
                                    -------------      -------------      -------------      -------------      -------------
      Net                                    --          130,205,449         10,653,328           (328,430)       140,530,347
                                    -------------      -------------      -------------      -------------      -------------

OPERATING COSTS AND
  EXPENSES:
  Casino                                     --           54,497,530          3,910,240            (84,410)        58,323,360
  Food and beverage                          --           12,254,352          1,076,119               --           13,330,471
  Rooms                                      --            9,644,494               --                 --            9,644,494
  Other operating                              16          1,543,500               --                 --            1,543,516
  Selling, general and
    administrative                      4,965,042         43,055,896          2,103,578         (5,203,760)        44,920,756
  Depreciation and amortization            13,071          8,651,374            232,506               --            8,896,951
                                    -------------      -------------      -------------      -------------      -------------
      Total                             4,978,129        129,647,146          7,322,443         (5,288,170)       136,659,548
                                    -------------      -------------      -------------      -------------      -------------

INCOME (LOSS) FROM
  OPERATIONS                           (4,978,129)           558,303          3,330,885          4,959,740          3,870,799

OTHER INCOME (EXPENSE):
  Interest income                      15,724,484          1,930,931            110,923        (15,705,850)         2,060,488
  Interest expense                    (18,033,588)       (19,126,739)          (584,458)        17,497,656        (20,247,129)
  Other income (expense)               (7,993,455)         2,885,233           (332,491)         4,778,462           (662,251)
                                    -------------      -------------      -------------      -------------      -------------

INCOME (LOSS)
  BEFORE TAXES                        (15,280,688)       (13,752,272)         2,524,859         11,530,008        (14,978,093)

INCOME TAX (PROVISION)
  BENEFIT                                  (5,044)         1,510,922            (21,711)              --            1,484,167
                                    -------------      -------------      -------------      -------------      -------------

NET INCOME (LOSS)                   $ (15,285,732)     $ (12,241,350)     $   2,503,148      $  11,530,008      $ (13,493,926)
                                    =============      =============      =============      =============      =============

----------

(d)  To eliminate intercompany rental income and expense.
(e) To eliminate intercompany interest expense, interest income and deferred interest income.
(f) To eliminate interest in loss of subsidiaries and intercompany management fee income.
(g) To eliminate intercompany rental expense and inter company management fee expense

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                                 FITZGERALDS                                        NON
                                                    GAMING       GUARANTOR       GUARANTOR       ELIMINATING       CONSOLIDATED
                                                 CORPORATION    SUBSIDIARIES    SUBSIDIARIES       ENTRIES             TOTAL
                                                ------------    ------------    ------------    ------------       ------------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                        $ (3,363,058)   $  2,186,708    $ 13,365,299    $       --         $ 12,188,949
                                                ------------    ------------    ------------    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                        --            81,910         403,298            --              485,208
    Repayments from related parties                     --              --              --              --                 --
    Acquisition of property and equipment             (7,920)     (5,143,939)           --              --           (5,151,859)
    Acquisition of assets to be held for sale           --          (374,865)           --              --             (374,865)
    Advances to related parties                         --              --              --              --                 --
    (Increase) decrease in restricted cash           355,572          38,415            --              --              393,987
    Investment in 101 main                              --              --              --              --                 --
    Purchase of business, net of capital
      acquired                                          --              --              --              --                 --
    Dividends received                             1,000,000      10,443,616            --       (11,443,616)(a)           --
    Other                                               --          (803,488)           --              --             (803,488)
                                                ------------    ------------    ------------    ------------       ------------
             Net cash provided by (used in)
               investing activities                1,347,652       4,241,649         403,298     (11,443,616)        (5,451,017)
                                                ------------    ------------    ------------    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit                   3,000,000            --              --              --            3,000,000
    Proceeds from issuance of c.s                       --              --              --              --                 --
    Payment of offering costs                     (1,116,742)           --              --              --           (1,116,742)
    Payment of line of credit costs                 (421,084)           --              --              --             (421,084)
    Advances from related parties                       --              --              --              --                 --
    Proceeds from issuance of debt                      --              --              --              --                 --
    Repayment of long-term debt                         --        (5,419,788)     (2,708,356)           --           (8,128,144)
    Payment of dividends                                --        (1,000,000)    (12,286,606)     11,443,616(a)      (1,842,990)
    Repayments to related parties (other)               --              --              --              --                 --
    Other                                               --              --              --              --                 --
                                                ------------    ------------    ------------    ------------       ------------
           Net cash provided by (used in)
             financing activities                  1,462,174      (6,419,788)    (14,994,962)     11,443,616         (8,508,960)
                                                ------------    ------------    ------------    ------------       ------------

NET INCREASE (DECREASE) IN CASH                     (553,232)          8,569      (1,226,365)           --           (1,771,028)

CASH, BEGINNING OF YEAR                            2,385,746      10,951,622       1,472,249            --           14,809,617
                                                ------------    ------------    ------------    ------------       ------------

CASH, END OF YEAR                               $  1,832,514    $ 10,960,191    $    245,884    $       --         $ 13,038,589
                                                ============    ============    ============    ============       ============

----------

(a)  To eliminate intercompany dividends.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                       FITZGERALDS                         NON
                                         GAMING           GUARANTOR      GUARANTOR        ELIMINATING        CONSOLIDATED
                                       CORPORATION      SUBSIDIARIES    SUBSIDIARIES        ENTRIES              TOTAL
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES              $  (6,529,107)   $   4,074,467    $   3,741,897    $        --         $   1,287,257
                                      -------------    -------------    -------------    -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of assets               --            109,012           20,936             --               129,948
    Repayments from related parties            --          2,518,805             --               --             2,518,805
    Acquisition of property and
     equipment                              (22,025)      (3,566,861)         (53,992)            --            (3,642,878)
    Advances to related parties         (61,500,446)            --               --         61,500,446(b)             --
    (Increase) decrease in
      restricted cash-construction         (355,572)       2,215,908             --               --             1,860,336
    Purchase of business, net of
      cash acquired                            --        (25,747,169)            --               --           (25,747,169)
    Dividends received                    2,896,714        1,911,893             --         (4,808,607)(a)            --
    Other                                      --            224,406             --               --               224,406
                                      -------------    -------------    -------------    -------------       -------------
  Net cash provided by (used in)
    investing activities                (58,981,329)     (22,334,006)         (33,056)      56,691,839         (24,656,552)
                                      -------------    -------------    -------------    -------------       -------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
    Proceeds from 1997 Offering         202,634,300             --               --               --           202,634,300
    Payment of debt offering costs       (9,225,656)      (2,082,772)            --               --           (11,308,428)
    Advances from related parties              --         61,500,446             --        (61,500,446)(b)            --
    Proceeds from issuance of debt             --         38,221,811             --               --            38,221,811
    Repayment of long-term debt        (128,399,735)     (73,757,422)        (416,463)            --          (202,573,620)
    Dividends                                  --         (2,896,714)      (2,249,286)       4,808,607(a)         (337,393)
    Repayments to related parties              --         (1,807,255)            --               --            (1,807,255)
                                      -------------    -------------    -------------    -------------       -------------
  Net cash provided by (used in)
    financing activities                 65,008,909       19,178,094       (2,665,749)     (56,691,839)         24,829,415
                                      -------------    -------------    -------------    -------------       -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     (501,527)         918,555        1,043,092             --             1,460,120
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                       2,887,273       10,033,067          429,157             --            13,349,497
                                      -------------    -------------    -------------    -------------       -------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                         $   2,385,746    $  10,951,622    $   1,472,249    $        --         $  14,809,617
                                      =============    =============    =============    =============       =============

----------

(a)  To eliminate intercompany dividends.
(b)  To eliminate intercompany advances.

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
FOR THE YEAR ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------------

                                         FITZGERALDS                            NON
                                           GAMING           GUARANTOR         GUARANTOR        ELIMINATING         CONSOLIDATED
                                         CORPORATION      SUBSIDIARIES      SUBSIDIARIES         ENTRIES               TOTAL
                                        ------------      ------------      ------------      ------------         ------------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                $(11,572,491)     $  9,004,758      $  3,326,332      $       --           $    758,599
                                        ------------      ------------      ------------      ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                --             334,798            37,731              --                372,529
    Repayments from related parties             --              86,664              --                --                 86,664
    Acquisition of property and
     equipment                               (94,249)      (53,164,997)           (4,493)             --            (53,263,739)
    Decrease in restricted
      cash - construction                       --          46,845,677              --                --             46,845,677
    Dividends received                          --           3,698,396              --          (3,698,396)(a)             --
    Other                                                     (408,999)             --                --               (408,999)
  Net cash provided by (used in)
    investing activities                     (94,249)       (2,608,461)           33,238        (3,698,396)          (6,367,868)
                                        ------------      ------------      ------------      ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of
      common stock                             1,350              --                --                --                  1,350
    Payment of debt offering costs          (275,625)             --                --                --               (275,625)
    Proceeds from issuance of debt         5,654,211         3,988,853              --                --              9,643,064
    Repayment of long-term debt             (523,332)       (9,119,798)         (579,131)             --            (10,222,261)
    Dividends                                   --                --          (4,103,544)        3,698,396(a)          (405,148)
    Decrease in restricted cash                 --             471,569              --                --                471,569
    Other                                       --             (98,007)             --                --                (98,007)
                                        ------------      ------------      ------------      ------------         ------------

  Net cash provided by (used in)
    financing activities                   4,856,604        (4,757,383)       (4,682,675)        3,698,396             (885,058)
                                        ------------      ------------      ------------      ------------         ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    (6,810,136)        1,638,914        (1,323,105)             --             (6,494,327)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                  9,697,409         8,394,153         1,752,262              --             19,843,824
                                        ------------      ------------      ------------      ------------         ------------

CASH AND CASH EQUIVALENTS, END
  OF YEAR                               $  2,887,273      $ 10,033,067      $    429,157      $       --           $ 13,349,497
                                        ============      ============      ============      ============         ============

----------

(a)  To eliminate intercompany dividends.

                                                                      SCHEDULE I


FITZGERALDS GAMING CORPORATION

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------
                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                   BEGINNING                                                  ENDING
   FYE              BALANCE          PROVISIONS         RECOVERIES           BALANCE
-------------------------------------------------------------------------------------
12/31/96            343,230            373,978           (463,266)            253,942
12/31/97            253,942            560,462           (402,523)            411,881
12/31/98            411,881            388,573           (454,914)            345,540

              ALLOWANCE FOR DOUBTFUL RELATED PARTY NOTES RECEIVABLE


                   BEGINNING                                                  ENDING
   FYE              BALANCE          PROVISIONS         RECOVERIES           BALANCE
-------------------------------------------------------------------------------------
12/31/96            510,439               --                 --               510,439
12/31/97            510,439               --             (510,439)               --
12/31/98               --                 --                 --                  --

                     ALLOWANCE TO WRITE ASSETS HELD FOR SALE
                          TO ESTIMATED REALIZABLE VALUE


                   BEGINNING                                                  ENDING
   FYE              BALANCE          PROVISIONS         RECOVERIES           BALANCE
-------------------------------------------------------------------------------------
12/31/96               --                 --                 --                  --
12/31/97               --            2,157,000               --             2,157,000
12/31/98          2,157,000            231,250               --             2,388,250


                                       ******

                                INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER  DOCUMENT                                                                       PAGE
------  --------                                                                   ------------
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

4(a) Form of Indenture dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds
        Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc.,
        Fitzgeralds Fremont Experience Corporation, Fitzgeralds Mississippi,
        Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk II, Inc. and
        101 Main Street Limited Liability Company, and The Bank of New York, as trustee.(2)

                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER  DOCUMENT                                                                       PAGE
------  --------                                                                   ------------
4(b)    Form of Registration Rights Agreement dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc.,
        Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas,
        Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds
        Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk
        II, Inc. and 101 Main Street Limited Liability Company, and Jefferies &
        Company, Inc. and Merrill Lynch, Merrill, Lynch, Pierce, Fenner and
        Smith Incorporated, as initial purchasers.(2)

4(c) Form of Security and Pledge Agreement dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc.,
        Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas,
        Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds
        Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk
        II, Inc., and 101 Main Street Limited Liability Company, as grantors, and The Bank of New York, as collateral agent.(2)

4(d)    Forms of Deed of Trust, Security Agreement and Fixture Filing with
        Assignment of Rents, dated as of December 30, 1997, by each of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc., and
        Fitzgeralds Reno, Inc., as trustor, the trustee named therein, as trustee, and The Bank of New York, as beneficiary.(2)

4(e)    Form of First Preferred Vessel Mortgage on the Whole of the Fitzgeralds
        Tunica dated as of December 30, 1997, by and between Fitzgeralds
        Mississippi, Inc., as owner and mortgagor and The Bank of New York, as trustee.(2)

4(f)    Form of Assignment of Rents, Leases and Property dated as of December
        30, 1997, by each of Fitzgeralds Mississippi, Inc. and 101 Main Street
        Limited Liability Company, each as an assignor, and The Bank of New
        York, as assignee.(2)

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

10(a)   Lease-Purchase Agreement, dated December 31, 1993, between Murray P.
        Jacobs (Lessor-Seller) and each of Nevada Club, Inc. (Lessee) and
        Fitzgeralds Reno, Inc. (Purchaser).(1)

10(b)   Purchase and Sale Agreement, dated November 29, 1994, and Amendment No.
        1 to Purchase and Sale Agreement, dated November 29, 1994, each between
        Fitzgeralds Reno, Inc. and Gamma International, Ltd.(1)

10(c)   (i) Agreement for Wastewater Service and (ii) Agreement for Water
        Service, each dated March 15, 1994, and (iii) Amendment to Agreements for Water and Wastewater Services, dated June 27, 1994, each between
        Fitzgeralds Mississippi, Inc. and River Bend Environmental Energy,
        Inc.(1)

                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER  DOCUMENT                                                                       PAGE
------  --------                                                                   ------------
10(d)   Management Agreement, dated as of August 17, 1997, between 101 Main
        Street Limited Liability Company and Fitzgeralds Black Hawk II, Inc.(6)

10(e)   Second Amended Management Agreement, dated May 13, 1995, between
        Fitzgeralds Arizona Management, Inc. and Yavapai-Apache Nation.(1)

10(f)   Amended Interim Agreement, dated March 11, 1995, between Fitzgeralds
        Arizona Management, Inc. and Yavapai-Apache Nation.(1)

10(g)   Technical Services and Casino Consulting Agreement, dated March 15,
        1994, First Amendment to Technical Services and Casino Consulting
        Agreement, dated October 20, 1994, and Second Amendment to Technical
        Services and Casino Consulting Agreement, dated April 13, 1995, each between Fitzgeralds Arizona Management, Inc. and Yavapai-Apache
        Nation.(1)

10(h)   Memorandum of Agreement, dated March 30, 1995, between Fitzgeralds Las
        Vegas, Inc. and the Culinary Workers and Bartenders Unions.(1)

10(i) (i) Lease, dated December 31, 1974, between Santino Oppio, as Lessor, and Center Street Properties Corp., as Lessee, and (ii) Sublease and
        Agreement, dated December 31, 1986, by Meta K. Fitzgerald, as Sublessor, and Lincoln Investments, Inc. (now known as Fitzgeralds Reno, Inc.), as
        Sublessee.(1)

10(j)   (i) Lease Agreement and Interim Agreement Regarding Lease Agreement and
        (ii) Lease Agreement, dated September 5, 1995, both between John A.
        Kramer, Sr., Trustee, Helen M. Kramer, Elizabeth Thatcher Brooks and
        Betty Bennett, Executrix of the estate of John David Kramer, as Lessor, and Fitzgeralds Las Vegas, Inc., as Lessee.(1)

10(k)   Lease Agreement, dated September 1, 1978, between Jewel F. Nolan and
        Julie L. Nolan, David Kramer and Betty Bennett and Richard J. Tinkler, as Lessor, and M.B. Dalitz, as Lessee. Amendment, dated December 20,
        1982, between Julie L. Nolan, David Kramer, Betty Bennett and Richard J.
        Tinkler, as Lessor, and M.B. Dalitz, as Lessee. Lease Amendment,
        Estoppel Certificate and Consent to Assignment, dated October 18, 1987, to the named recipients and between Julie L. Nolan, David Kramer, Betty
        Bennett and Richard J. Tinkler, as Lessor, and M.B. Dalitz, as
        Lessee.(1)

10(l)   Lease Agreement, dated July 21, 1954, between Las Vegas Lodge No. 32,
        Free & Accepted Masons, as Lessor, and H. John Gluskin, as Lessee.
        Amendment to Lease Agreement, dated July 26, 1954, between Las Vegas
        Lodge No. 32, Free & Accepted Masons, as Lessor, and H. John Gluskin, as
        Lessee. Assignments, dated July 27, 1954, February 2, 1955, August 7,
        1972 and September 1, 1973. Supplemental Agreement of October 14, 1994, between Las Vegas Lodge No. 32, Free & Accepted Masons and H. John
        Gluskin. Articles of Amendment, dated June 7, 1973, between Las Vegas
        Lodge No. 32, Free & Accepted Masons, as Lessor, and Frederic N. Richman and The Pullman Company, d/b/a Nevada Building Company. Amendment to
        Masonic Lodge Ground Lease, dated December 20, 1982. Lease Amendment,
        Estoppel Certificate and Consent to Assignment, dated October 23, 1987, to the named recipients and between Las Vegas Lodge No. 32, Free &
        Accepted Masons, as Lessor, and H. John Gluskin, as Lessee.(1)

                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER  DOCUMENT                                                                       PAGE
------  --------                                                                   ------------
10(m)   Lease, dated March 4, 1976, between A.W. Ham, Jr., Trustee, under wills of A.W. Ham and Alta M. Ham, as Lessor, and Nevada Building Company, as
        Lessee, Amendments to Lease, dated December 20, 1982 and December 30,
        1982, between A.W. Ham, Jr., Trustee, as Lessor, and M.B. Dalitz, as
        Lessee. Lease Amendment, Estoppel Certificate and Consent to Assignment,
        dated October 18, 1987, to the named recipients and between A.W. Ham,
        Jr., Trustee, and M.B. Dalitz.(1)

10(n)   Amended and Restated Operating Agreement of The Fremont Street
        Experience Limited Liability Company, a Nevada Limited Liability
        Company, dated June 6, 1995.(1)

10(o) Fitzgeralds Gaming Corporation Stock Option Incentive Plan, amended and restated as of May 1, 1998.(4)

10(p)   Employment Agreements dated July 1, 1995 between Fitzgeralds Gaming
        Corporation and Philip D. Griffith and March 1, 1997 between Fitzgeralds
        Gaming Corporation and Michael E. McPherson.(1)(3)

10(q) Fitzgeralds Gaming Corporation Executive Bonus Plan, amended and restated as of January 1, 1999.(6)

10(r)   License Agreement, dated September 11, 1995, between Holiday Inns
        Franchising, Inc. and Fitzgeralds Las Vegas, Inc.(1)

10(s)   Warrant Agreement, dated December 19, 1994, between Fitzgeralds Gaming
        Corporation and Fitzgeralds Lucky Investor Partnership, as amended June,
        1995.(1)

10(t)   Warrant Agreement, dated March 14, 1994, between Fitzgeralds South, Inc.
        and First Interstate Bank of California.(1)

10(u)   Irrevocable (Standby) Letter of Credit of Trustmark National Bank, dated
        June 24, 1994, and Amendment No. One to Irrevocable (Standby) Letter of
        Credit of Trustmark National Bank, dated December 29, 1994, with
        Fitzgeralds Mississippi, Inc. as Applicant and River Bend Environmental
        Energy, Inc. as Beneficiary.(1)

10(v)   Registration Rights Agreement, dated March 14, 1994, by and among
        Fitzgeralds Gaming Corporation, Fitzgeralds Las Vegas Limited
        Partnership, Fitzgeralds Las Vegas Inc., Fitzgeralds Fremont Experience
        Corporation, Fitzgeralds Mississippi, Inc. and Donaldson, Lufkin, &
        Jenrette Securities Corporation.(1)

10(w)   Indemnification Agreements, each dated July 14, 1995, between
        Fitzgeralds Gaming Corporation and each of Philip D. Griffith, Jerome H.
        Turk, Terrance W. Oliver, Fernando Bensuaski, Michael E. McPherson and
        Gerald C. Heetland.(1)

10(x) Shareholders' Agreement, dated December 19, 1995, among the Shareholders listed therein, Fitzgeralds Gaming Corporation and First Interstate Bank of Nevada, N.A.(6)

10(y) Loan and Security Agreement dated as of October 29, 1998, by and between the Company and Foothill Capital Corporation (5)

10(z) Inter-creditor Agreement dated as of October 29, 1998, by and between The Bank of New York and Foothill Capital Corporation.(5)

                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER  DOCUMENT                                                                       PAGE
------  --------                                                                   ------------
10(aa)  Stock Pledge Agreement dated as of October 29, 1998, by and between the
        Company and Foothill Capital Corporation.(5)

10(bb) General Continuing Guaranty dated as of October 29, 1998, by and among certain Subsidiaries of the Company favor of Foothill Capital
        Corporation.(5)

10(cc) Pledge Agreement dated as of October 29, 1998, by and among the Subsidiaries of the Company party to the General Guaranty and Foothill
        Capital Corporation.(5)

10(dd) Security Agreement dated as of October 29, 1998, by and among the Subsidiaries of the Company party to the General Continuing Guaranty and Foothill Capital Corporation.(5)

10(ee) Trademark Security Agreement dated as of October 29, 1998, by and among the Company, the Subsidiaries of the Company party to the General
        Continuing Guaranty and Foothill Capital Corporation.(5)

10(ff) Copyright Security Agreement dated as of October 29, 1998, by and among the Company, the Subsidiaries of the Company party to the General
        Continuing Guaranty and Foothill Capital Corporation.(5)

10(gg)  Environmental Indemnity as of October 29, 1998, by the Company and the
        Subsidiaries of the Company party to the General Continuing Guaranty in favor of Foothill Capital Corporation.(5)

10(hh)  Deed of Trust, Security Agreement and Fixture Filing with Assignment of
        Rents, dated as of October 29, 1998 (Fitzgeralds Las Vegas).(5)

10(ii)  Deed of Trust, Security Agreement and Fixture Filing with Assignment of
        Rents, dated as of October 29, 1998 (Fitzgeralds Reno).(5)

10(jj)  Deed of Trust, Security Agreement and Fixture Filing with Financing
        Statement and Assignment of Rents, dated as of October 29, 1998 (101
        Main Street).(5)

10(kk)  Deed of Trust, Security Agreement and Fixture Filling with Assignment of
        Rents, dated as of October 29, 1998 (Fitzgeralds Mississippi).(5)

10(ll) First Preferred Vessel Mortgage on the Whole of the Fitzgeralds Tunica, dated as of October 29, 1998 (Fitzgeralds Mississippi).(5)

10(mm) Subordination Agreement dated as of October 29, 1998, by and among the Company, the Subsidiaries of the Company party to the General Continuing
        Guaranty and Foothill Capital Corporation.(5)

10(nn)  Self Insurer's Surety Bond, dated as of September 10, 1998, executed by
        Frontier Insurance Company for $2.5 million, for Fitzgeralds Gaming
        Corporation to act as a self-insured employer in the State of Nevada.(6)

10(oo)  Form of Management Agreement, dated March 17, 1999, between Fitzgeralds
        Gaming Corporation and each of Fitzgeralds Las Vegas, Inc., Fitzgeralds
        Mississippi, Inc., Fitzgeralds Reno, Inc. and 101 Main Street Limited
        Liability Company.(6)

                                                                                   SEQUENTIALLY
EXHIBIT                                                                              NUMBERED
NUMBER  DOCUMENT                                                                       PAGE
------  --------                                                                   ------------
10(pp)  Agreement, dated February 25, 1999, between Fitzgeralds Las Vegas, Inc.
        and Culinary Workers Union Local No. 226 and Bartenders Union Local No.
        165.(6)

10(qq)  Labor Agreement, dated February March 1, 1999, between Fitzgeralds Las
        Vegas, Inc. and the United Brotherhood of Carpenters and Joiners of
        America, Southern California-Nevada Regional Council of Carpenters and its Affiliated Local Union No. 1780, for the period August 1, 1998 through July 31, 2001.(6)

21      List of subsidiaries of the Company.(3)

27(c)   Financial data schedule.(6)

--------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-94624, which became effective on December 13, 1995.

(2) Incorporated by reference to the Company's Report on Form 8-K, SEC File No. 000-26518, filed January 12, 1998.

(3) Incorporated by reference to the Company's Report on Form 10-K, SEC File No. 000-26518, filed March 31, 1998.

(4) Incorporated by reference to the Company's Report on Form 10-Q, Sec. File No. 000-26518, filed June 28, 1998.

(5) Incorporated by reference to the Company's report on Form 8-K, Sec. File No. 000-26518, filed December 4, 1998.

(6)     Filed herewith.