Form 10-Q
period 1999-04-04
FITZGERALDS GAMING CORP
filed 1999-05-18
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1999

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

                                (702) 388 - 2400
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

             Shares outstanding of each of the registrant's classes
                       of common stock as of May 10, 1999

                 Class                         Outstanding as of May 10, 1999
                 -----                         ------------------------------
     Common stock, $.01 par value                         4,012,846

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                      INDEX




PART I       FINANCIAL INFORMATION

             ITEM 1       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 4, 1999 AND DECEMBER
                          31, 1998                                                                         4

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED
                          APRIL 4, 1999 AND MARCH 29, 1998                                                 6

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED
                          APRIL 4, 1999 AND MARCH 29, 1998                                                 7

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             8

             ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS                                             14

             ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK                                                                            23

PART II      OTHER INFORMATION                                                                            24

             SIGNATURES                                                                                   28

                                     PART I

                              FINANCIAL INFORMATION





                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 4, 1999 AND DECEMBER 31, 1998
================================================================================

ASSETS                                                              APRIL 4, 1999  DEC. 31, 1998
                                                                     ------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $ 14,959,360   $ 13,038,589
    Restricted cash                                                            --        537,179
    Accounts receivable, net of allowance for doubtful
       accounts of $450,679 and $345,340                                1,044,877      1,437,095
    Advances to affiliated companies                                        1,345          3,154
    Inventories                                                         1,211,408      1,375,443
    Prepaid expenses:
       Gaming taxes                                                     1,116,112      1,209,825
       Other                                                            2,534,742      2,487,170
                                                                     ------------   ------------
          Total current assets                                         20,867,844     20,088,455
                                                                     ------------   ------------

PROPERTY AND EQUIPMENT, net                                           157,377,866    159,714,663
                                                                     ------------   ------------

OTHER ASSETS:
    Estimated realizable value of assets held for sale                  4,122,842      4,122,842
    Restricted cash                                                     1,564,000      1,459,000
    Restricted investment                                                 200,000        200,000
    Debt offering costs                                                 7,968,357      8,319,745
    Line of credit costs                                                  399,685        408,051
    Goodwill, net                                                      13,591,471     13,681,296
    Other assets                                                        1,057,886      1,046,155
                                                                     ------------   ------------

          Total other assets                                           28,904,241     29,237,089
                                                                     ------------   ------------

MINORITY INTEREST                                                         177,820        157,257
                                                                     ------------   ------------

TOTAL                                                                $207,327,771   $209,197,464
                                                                     ============   ============


                                                                     (CONTINUED)


See Notes to Condensed Consolidated Financial Statements            Page 4 of 28

FITZGERALDS GAMING CORPORATION

APRIL 4, 1999 AND DECEMBER 31, 1998
================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            APRIL 4, 1999    DEC. 31, 1998
                                                                    -------------    -------------
CURRENT LIABILITIES:
    Current portion of long-term debt                               $   4,317,671    $   4,634,747
    Current portion of notes payable - related parties                    304,637          304,637
    Accounts payable                                                    4,177,070        8,139,479
    Accrued and other:
       Payroll and related                                              4,139,569        5,010,169
       Progressive jackpots                                             1,295,762        1,311,074
       Outstanding chips and tokens                                       490,564          728,254
       Interest                                                         7,671,210        1,131,466
       Other                                                            6,693,175        6,632,472
                                                                    -------------    -------------

          Total current liabilities                                    29,089,658       27,892,298

LONG-TERM DEBT, net of current portion                                207,947,587      208,204,024
                                                                    -------------    -------------

          Total liabilities                                           237,037,245      236,096,322
                                                                    -------------    -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
    $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $12,437,056 and
       $11,264,632 recorded at liquidation preference, net of
       unamortized offering costs and discount of $6,721,355 and
       $6,863,461, respectively                                        25,715,701       24,401,171
                                                                    -------------    -------------


STOCKHOLDERS' DEFICIENCY:
    Common stock, $.01 par value; 29,200,000 shares
       authorized; 4,012,846 shares issued and outstanding                 40,128           40,128
    Additional paid-in capital                                         23,649,582       23,649,582
    Accumulated deficit                                               (79,114,885)     (74,989,739)
                                                                    -------------    -------------

          Total stockholders' deficiency                              (55,425,175)     (51,300,029)
                                                                    -------------    -------------

TOTAL                                                               $ 207,327,771    $ 209,197,464
                                                                    =============    =============


See Notes to Condensed Consolidated Financial Statements            Page 5 of 28

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED APRIL 4, 1999 AND MARCH 29, 1998
================================================================================


                                                  APRIL 4, 1999   MARCH 29, 1998
                                                   ------------    ------------
OPERATING REVENUES:
   Casino                                          $ 43,968,417    $ 38,809,468
   Food and beverage                                  6,481,445       5,931,651
   Rooms                                              5,531,374       4,786,502
   Other                                                887,460       2,172,458
                                                   ------------    ------------
      Total                                          56,868,696      51,700,079
   Less promotional allowances                        4,894,269       4,281,723
                                                   ------------    ------------
      Net                                            51,974,427      47,418,356
                                                   ------------    ------------

OPERATING COSTS AND EXPENSES:
   Casino                                            22,049,477      19,086,529
   Food and beverage                                  4,191,897       4,140,180
   Rooms                                              3,184,473       2,813,508
   Other operating expense                              599,430         482,350
   Selling, general and administrative               14,140,115      13,185,522
   Depreciation and amortization                      3,517,574       3,250,680
   Lease settlement expense                               1,946              --
                                                   ------------    ------------
      Total                                          47,684,912      42,958,769
                                                   ------------    ------------

INCOME FROM OPERATIONS                                4,289,515       4,459,587

OTHER INCOME (EXPENSE):
   Interest income                                       52,512          78,211
   Interest expense                                  (7,203,038)     (6,815,532)
   Interest expense - stockholders                       (5,420)         (4,583)
   Other income (expense)                                55,812        (297,841)
                                                   ------------    ------------

NET LOSS                                             (2,810,619)     (2,580,158)

PREFERRED STOCK DIVIDENDS                            (1,314,527)     (1,134,533)
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         $ (4,125,146)   $ (3,714,691)
                                                   ============    ============

LOSS PER COMMON SHARE - BASIC                      $      (1.03)   $      (0.93)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            4,012,846       4,012,846
                                                   ============    ============


See Notes to Condensed Consolidated Financial Statements            Page 6 of 28

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED APRIL 4, 1999 AND MARCH 29, 1998
================================================================================


                                                          APRIL 4, 1999   MARCH 29, 1998
                                                           ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $  3,264,376    $  5,508,580
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                 50,901         473,487
    Acquisition of property and equipment                    (1,090,952)     (1,198,616)
    Decrease in restricted cash                                 432,179         120,468
    Other                                                            --        (203,872)
                                                           ------------    ------------

    Net cash used in investing activities                      (607,872)       (808,533)
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of debt offering costs                              (21,111)       (580,111)
    Payment of line of credit costs                             (59,765)             --
    Repayment of long-term debt                                (634,409)     (2,044,788)
    Dividends to minority stockholders                          (20,449)        (65,792)
                                                           ------------    ------------

    Net cash used in financing activities                      (735,734)     (2,690,691)
                                                           ------------    ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                    1,920,770       2,009,356
                                                           ------------    ------------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                    13,038,590      14,809,617
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 14,959,360    $ 16,818,973
                                                           ============    ============

CASH PAID FOR INTEREST                                     $    229,163    $    286,258
                                                           ============    ============


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through issuance of debt   $         --    $  1,344,944
Accretion of discount on preferred stock                        142,103         122,647
Accrual of preferred stock dividends                          1,172,424       1,011,885
Accrual of debt offering costs                                   68,524         153,326



See Notes to Condensed Consolidated Financial Statements            Page 7 of 28

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

         The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") as of April 4, 1999 and for the quarters ended April 4, 1999 and March 29, 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the quarter ended April 4, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         The Company utilizes a "4-4-5" (weeks) financial reporting period which maintains a December 31 year end. This method of reporting results in 13 weeks in each quarterly accounting period. The first and fourth accounting periods will have a fluctuating number of days resulting from the maintenance of a December 31 year end, whereas the second and third periods will have the same number of days each year.

         Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 method of presentation.

2.  Recently Adopted Accounting Standards

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

         Also in 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Segment disclosure is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.

         On January 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that all non-governmental entities expense costs of start-up activities (commonly referred to as pre-opening costs in the gaming industry) as those costs are incurred. The adoption of SOP 98-5 had no material impact on the Company's financial condition or results of operations.

3.  Recently Issued Accounting Standards

         On June 30, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's fiscal year ending December 31, 1999. Management believes that adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

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

         At a special meeting held on May 13, 1999, the Board of Directors determined that, pending a restructuring of the Company's indebtedness, it would not be in the Company's best interest to make the regularly scheduled interest payments on its Senior Secured Notes. The next regularly scheduled interest payment date on the Senior Secured Notes is June 15, 1999. Failure to make such an interest payment could result in a reclassification of long-term debt to current.

5.    Contingencies

         On May 31, 1995, Fitzgeralds Reno, Inc. ("FRI") sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently conveyed Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, as of April 4, 1999, FRI is contingently obligated for certain land lease payments to two lessors in the amount of approximately $0.25 million annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of April 4, 1999, the current owner of Harolds Club was approximately $1.5 million in arrears in land lease payments and approximately $0.27 million in arrears in property taxes and assessments.

         The current owner of Harolds Club has not met its obligations with respect to the land leases, and in August 1996, each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada, against the current owner, FRI and other non-related prior lessees under the land leases, seeking past due rent, taxes and other property-related expenses as well as attorneys' fees and costs. Cross-claims and third party complaints for indemnification have been asserted against FRI by the entity from which it assumed the land leases, and FRI has asserted cross-claims or third party complaints against the entities that are obligated to indemnify FRI under the various indemnification, assignment and assumption, and guarantee agreements. In addition, in December 1997, one of the land lessors filed an additional action seeking rent, taxes and assessments accruing from October 1997 through March 1998.

         On June 3, 1998, the current owner of Harolds Club entered into an asset purchase agreement (the "Asset Purchase Agreement") to convey its fee simple interest in Harolds Club and improvements thereon to an undisclosed purchaser, which undisclosed purchaser has also entered into an agreement with FRI and Nevada Club, Inc. ("NCI") to purchase the Nevada Club. In August 1998, FRI and four land lessors also executed an asset purchase agreement (the "Land Lessors Asset Purchase Agreement") to convey their fee simple interests in Harolds Club and the improvements thereon to the undisclosed purchaser. Due to unresolved title issues, as of April 4, 1999, the undisclosed purchaser had not executed the Land Lessors Asset Purchase Agreement. The undisclosed purchaser has since resolved the outstanding title issues, and on or about April 6, 1999, the undisclosed purchaser executed the Land Lessors Asset Purchase Agreement, which was modified to, among other things, extend the closing date to May 24, 1999. As of April 20, 1999, FRI and three of the land lessors had executed the Land Lessors Asset Purchase Agreement. It is anticipated that the fourth land lessor will execute the modified Land Lessors Asset Purchase Agreement on or before May 21, 1999. If the undisclosed purchaser exercises its right to extend the closing date by 30 days, it is anticipated that the sale of Harolds Club and the Nevada Club will close on or before June 25, 1999; however, no assurance can be given that the fourth land lessor will execute the modified Land Lessors Asset Purchase Agreement or that the transaction will be completed.

         FRI, four of the land lessors and the current and prior Harolds Club land lessees have executed settlement agreements, pursuant to which FRI has agreed to pay four of the land lessors approximately $1.7 million cash, less the cumulative amount of interim monthly rental payments ($0.028 million per month through December 31, 1998 and $0.011 million per month commencing January 1,
1999), concurrently with the closing of the sale of Harolds Club in exchange for dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club. The settlement agreements expired by their own terms on October 31, 1998 as closing of the Harolds Club sale did not occur by such date. The parties to the settlement agreements, through their counsel, have agreed to extend the expiration date of the settlement agreements to June 25, 1999.

         To accommodate the requirement of the fifth Harolds Club land lessor that the transfer of its parcel (the "Campbell Parcel") be structured as a tax-free exchange, on August 24, 1998, FRI purchased the Campbell Parcel for a purchase price of approximately $1.0 million. Approximately $0.45 million of the purchase price and the closing costs were paid by a prior owner of Harolds Club. FRI intends to terminate the lease encumbering the Campbell Parcel and convey said parcel to the undisclosed purchaser of Harolds Club for approximately $0.34 million. As a part of the transaction for the purchase of the Campbell Parcel, the lawsuits filed by the fifth land lessor against the current owner, FRI and other non-related prior lessees were dismissed with prejudice.

         Because the assets of the current owner of Harolds Club are under the control of the United States Bankruptcy Court for the Northern District of New York, the Court must approve the Asset Purchase Agreement. An order approving the sale was issued on October 8, 1998. A motion to modify the order to, among other things, extend the closing date, has been filed and a hearing on the motion is currently set for May 27, 1999. The closing of the sale of Harolds Club is subject to the closing of the sale of Nevada Club and the undisclosed purchaser's acquisition of other parcels of land adjacent to Harolds Club. Although it is currently anticipated that the Harolds Club and related transactions will close in the second quarter of 1999, no assurance can be given that the transactions will be completed. Moreover, in the event that such transactions are consummated, it is likely that the unaffiliated purchaser may utilize the land for gaming facilities that will compete with Fitzgeralds Reno. See Part II, Item 1. Legal Proceedings.

6.  Nevada Club

         On June 8, 1998, the Company and an undisclosed purchaser executed an Asset Purchase Agreement (the "Nevada Club Asset Purchase Agreement") for the sale of the Nevada Club property in the amount of approximately $3.8 million. In anticipation of the pending sale, the Company closed the Nevada Club in December 1997. The closing of the Nevada Club Asset Purchase Agreement is contingent upon the closing of the Harolds Club Asset Purchase Agreement described above in Note
5. Although it is currently anticipated that the Nevada Club sale will close in the second quarter of 1999, no assurance can be given that the sale will be completed during 1999 or at all. See Part II, Item 1. Legal Proceedings.


7.  Earnings Per Share

         The Company utilizes SFAS No. 128, Earnings per Share ("EPS") to compute earnings per share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic

EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

         During the quarters ended April 4, 1999 and March 29, 1998, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 564,524 and 670,327 shares of common stock at prices ranging from $1.00 to $1.10 per share and warrants to purchase 1,495,236 and 1,971,835 shares of common stock at $.01 per share were outstanding at April 4, 1999 and March 29, 1998, respectively. Such options and warrants are not included in the computation of diluted earnings per share because to do so would have been antidilutive.

8.  Segment Information

         In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments, geographic areas and major customers in the annual financial statements and requires reporting of selected information about operating segments in interim financial reports. The adoption of SFAS No. 131 had no effect on the Company's consolidated financial position or consolidated results of operations.

         The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales. The Company continues to evaluate its business segment performance based on EBITDA. The Company has not changed its basis of segmentation from the year ended December 31, 1998.

                                                        For the Quarters Ended
                                                    ------------------------------
                                                    April 4, 1999   March 29, 1998
                                                    -------------   --------------
                                                            (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas                              $ 14,373        $ 12,867
    Fitzgeralds Tunica                                   19,646          16,458
    Fitzgeralds Reno                                      9,155           8,008
    Fitzgeralds Black Hawk                                8,801           8,731
    Other                                                    --           1,354

                                                       --------        --------
         Total Properties                                51,975          47,418
    Nevada Club                                               0               0

                                                       ========        ========
Total                                                  $ 51,975        $ 47,418
                                                       ========        ========

Income (loss) from operations:
    Fitzgeralds Las Vegas                              $    824        $    871
    Fitzgeralds Tunica                                    2,213             817
    Fitzgeralds Reno                                        (31)           (383)
    Fitzgeralds Black Hawk                                1,767           2,431
    Other                                                  (457)          1,130

                                                          --------     --------
         Total Properties                                 4,316           4,866
    Nevada Club                                             (24)           (406)
    Harolds Club                                             (2)             --

                                                       --------        --------
Total                                                  $  4,290        $  4,460
                                                       ========        ========


         Reconciliation of total business segment operating income to consolidated net loss before income tax and extraordinary item:


                                                        For the Quarters Ended
                                                    ------------------------------
                                                    April 4, 1999   March 29, 1998
                                                    -------------   --------------
                                                            (in thousands)
Total  segment operating income:                       $  4,773        $  3,735
    Nevada Club                                             (24)           (406)
    Harolds Club                                             (2)             --
    Other                                                  (457)          1,130
    Eliminations                                          2,674           2,451
    Interest income                                          53              78
    Interest income - shareholder and intercompany        8,210           7,491
    Interest expense                                     (7,203)         (6,816)
    Interest expense - shareholder and intercompany      (8,197)         (7,477)
    Other expense                                        (2,636)         (2,766)
                                                       --------        --------
Net loss before income tax and extraordinary item      $ (2,811)       $ (2,580)
                                                       ========        ========

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

         In December 1997, the Company issued $205.0 million of 12 1/4% Senior Secured Notes due 2004 (the "Senior Secured Notes") secured by a lien on substantially all of the assets of the Company. In October 1998, the Company established a $15.0 million line of credit (the "Credit Facility") with a lending institution, of which $5.0 million may be used for capital projects at Fitzgeralds Black Hawk. The Credit Facility is secured by a lien on substantially all of the assets of the Company, which lien is senior to the lien securing the Senior Secured Notes. The Company currently conducts substantially all of its business through wholly owned subsidiaries; Fitzgeralds Reno, Inc. ("FRI"); Fitzgeralds South, Inc. ("FSI"); and Fitzgeralds Incorporated ("FI"). FRI directly owns and operates Fitzgeralds Reno; FSI owns and operates Fitzgeralds Las Vegas and Fitzgeralds Tunica through wholly-owned subsidiaries; and FI owns and operates Fitzgeralds Black Hawk through wholly-owned subsidiaries, including 101 Main Street Limited Liability Company ("101 Main").

         Unless the context otherwise requires, the "Company" refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive office of the Company is located at 301 Fremont Street, Las Vegas, Nevada 89101; telephone (702) 388-2400; facsimile (702) 382-5562.

          In the narrative discussion below, the "1999 Period" is defined as the quarter ended April 4, 1999 and the "1998 Period" is defined as the quarter ended March 29, 1998, resulting in the 1999 Period having an additional six days of operating results compared to the 1998 Period. Financial performance for the 1999 Period is focused on the principal ongoing operating properties of the Company, which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Black Hawk, collectively referred to as ("the Properties"). The 1998 Period results for the Properties include fees earned from the Cliff Castle Management Agreement and the settlement agreement with Turning Stone. Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 in anticipation of its pending sale and, in management's opinion, is not material to the ongoing operations of the Company. Results for the Properties include corporate expenses allocated to the respective properties. Such amounts for each property were approximately $0.25 million for each of the quarters represented.

 1999 PERIOD COMPARISON TO 1998 PERIOD

         During the 1999 Period, the Company experienced a 9.6% net revenue growth in comparison with the same period in 1998, in spite of the termination of the Cliff Castle Management Agreement in June of 1998 and the completion of the settlement agreement with the Turning Stone Casino in September of 1998. In order to preserve market share in each of its four existing markets, the Company continues to increase its promotional and complimentary expenses to meet the challenges of the highly competitive markets, resulting in reduced operating margins.

         The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 1999 Period and the 1998 Period. EBITDA from the Company's four principal ongoing operating properties, Fitzgeralds Tunica, Fitzgeralds Black Hawk, Fitzgeralds Reno and Fitzgeralds Las Vegas improved significantly in the 1999 Period. These four operating properties produced approximately $8.3 million of EBITDA in the 1999 Period compared to approximately $7.0 million in the 1998 Period, an increase of approximately 19.0%, with each of the operating properties outperforming the 1998 Period except for Fitzgeralds Black Hawk, which faced substantial new competition. EBITDA for the Properties decreased from $8.1 million for the 1998 Period to $7.8 million for the 1999 Period primarily as a result of termination of the Cliff Castle Management Agreement and the completion of the settlement agreement with Turning Stone. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, decreased $0.3 million from $8.1 million for the 1998 Period to $7.8 million for the 1999 Period. For a definition of EBITDA and adjusted EBITDA, see footnotes 3 and 4 of the table.

                                                        FOR THE QUARTERS ENDED
                                                   --------------------------------
STATEMENT OF OPERATIONS DATA                       APRIL 4, 1999     MARCH 29, 1998
                                                   -------------     --------------
                                                            (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                             $ 14,373         $ 12,867
    Fitzgeralds Tunica                                  19,646           16,458
    Fitzgeralds Reno                                     9,155            8,008
    Fitzgeralds Black Hawk                               8,801            8,731
    Other (1)                                               --            1,354
                                                      --------         --------
       Total Properties                                 51,975           47,418
    Nevada Club                                             --               --
                                                      ========         ========
       Total                                          $ 51,975         $ 47,418
                                                      ========         ========
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                             $    824         $    871
    Fitzgeralds Tunica                                   2,213              817
    Fitzgeralds Reno                                       (31)            (383)
    Fitzgeralds Black Hawk                               1,767            2,431
    Other (2)                                             (457)           1,130
                                                      --------         --------
       Total Properties                                  4,316            4,866
    Nevada Club                                            (24)            (406)
    Harolds Club                                            (2)              --
                                                      ========         ========
       Total                                          $  4,290         $  4,460
                                                      ========         ========
OTHER DATA
EBITDA (3):
    Fitzgeralds Las Vegas                             $  1,731         $  1,624
    Fitzgeralds Tunica                                   3,751            2,283
    Fitzgeralds Reno                                       581              200
    Fitzgeralds Black Hawk                               2,218            2,849
    Other (2)                                             (448)           1,156
                                                      --------         --------
       Total Properties                                  7,833            8,112
    Nevada Club                                            (24)            (402)
    Harolds Club                                            (2)              --
                                                      --------         --------
       Total EBITDA                                      7,807            7,710
    Adjustments to EBITDA (4)                               26              402
                                                      ========         ========
       Adjusted EBITDA                                $  7,833         $  8,112
                                                      ========         ========

Net Cash Provided by (Used in) (5):
    Operating Activities                              $  3,264         $  5,509
    Investing Activities                                  (608)            (809)
    Financing Activities                                  (736)          (2,691)
Depreciation and Amortization                            3,518            3,251
Capital Expenditures                                    (1,091)          (2,544)

Earnings to Fixed Charges (6):                              --               --

--------------

(1) Includes management fees from Cliff Castle and Turning Stone for the 1998 Period.

(2) Includes fees from management agreement from Cliff Castle and settlement agreement from Turning Stone for the 1998 Period, net of corporate expenses and expenses of FI.

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

(4) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented and (ii) exclusion of EBITDA for Harolds Club for the 1999 Period.

(5) Includes financial results of (i) Nevada Club for both periods presented and (ii) Harolds Club for the 1999 Period.

(6) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $2.8 million and $2.2 million for the 1999 and 1998 Periods, respectively.



 OPERATING REVENUES

         Total revenues for the Properties were $56.9 million and net operating revenues were $52.0 million for the 1999 Period, representing 10.0% and 9.6% increases, respectively, over total revenues of $51.7 million and net operating revenues of $47.4 million for the 1998 Period. Such increases were primarily due to improved marketing strategies, an effective guest development program and improved slot product.

         The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties represented 77.3% and 75.1% of total revenues for the Properties for the 1999 and 1998 Periods, respectively. Casino revenues for the Properties (of which approximately 80.0% and 80.3% were derived from slot machine revenues for the 1999 and 1998 Periods, respectively) increased 13.3% to $44.0 million for the 1999 Period from the $38.8 million recorded for the 1998 Period. Casino revenues increased 11.9% at Fitzgeralds Las Vegas and Fitzgeralds Tunica's casino revenues increased 20.4% as a result of the opening of the connector road, as well as for the reasons stated above. Fitzgeralds Reno's casino revenues increased 15.3% for the reasons stated above, as well as due to improved weather conditions over the mountains to Reno. Fitzgeralds Black Hawk's casino revenues were negatively impacted by the opening of the Lodge and the Isle of Capri in 1998 as revenue growth increased only 1.2% for the 1999 Period.

         Room revenues for the Properties (at 9.7% and 9.3% of total revenues for the Properties for the 1999 and 1998 Periods, respectively) increased 15.6% from the 1998 Period. Fitzgeralds Reno room revenues increased 9.1% due to the combination of a higher average occupancy rate, which increased to 85.4% from 81.2% for the 1998 Period, offset by a decrease in the average daily rate of 0.3% for the 1999 Period. Room revenues increased 19.4% at Fitzgeralds Las Vegas due to a 16.7% and 3.3% increase in the average daily rate and the average occupancy rate, respectively. At Fitzgeralds Tunica, room revenues increased 14.9% as the average occupancy rate decreased to 93.6% for the 1999 Period from 97.7% for the 1998 Period; however, the average daily rate increased 9.9% for the 1999 Period.

         Food and beverage revenues for the Properties (at 11.4% and 11.5% of total revenues for the Properties for the 1999 and 1998 Periods, respectively) increased approximately $0.5 million or 9.3% for the 1999 Period. The Tunica, Las Vegas and Reno properties experienced revenue increases of 21.9%, 2.0% and 15.9%, respectively, as a result of increases in casino revenues in these three properties. Food and beverage revenues at Fitzgeralds Black Hawk decreased approximately 11.3% due to increased gaming competition in the Black Hawk market.

         Other revenues for the Properties decreased $1.4 million primarily as a result of the termination of the Cliff Castle Management Agreement and completion of the settlement agreement with Turning Stone.

         Promotional allowances for the Properties increased $0.6 million or 14.3% for the 1999 Period primarily as a result of increased casino volumes, as well as increased levels of competition.

   OPERATING COSTS AND EXPENSES

         Total operating costs and expenses for the Properties increased 12.0% to $47.7 million for the 1999 Period from $42.6 million for the 1998 Period due to increases in marketing and payroll costs.

         Casino expenses for the Properties were $22.0 million for the 1999 Period, a 16.6% increase from the $18.9 million for the 1998 Period, primarily due to increases in payroll, gaming revenue taxes, revenue participation slot machine expenses and promotional expenses incurred by the casino department. Food and beverage expenses for the Properties increased 1.4% to $4.2 million for the 1999 Period from $4.1 million for the 1998 Period. The slight increase in food and beverage expenses in relation to the 9.3% increase in revenue is due to improved cost controls. Room expenses for the Properties increased 13.2% to $3.2 million for the 1999 Period from $2.8 million for the 1998 Period. At the Las Vegas, Reno and Tunica properties, room expenses increased by 12.6%, 14.4% and 13.6%, respectively. Selling, general and administrative expenses for the Properties increased 8.8% to $14.1 million for the 1999 Period from $13.0 million for the 1998 Period, due primarily to increases in marketing expenses.

         Personnel expenses for the Properties increased 12.0% to approximately $20.1 million for the 1999 Period from approximately $18.0 million for the 1998 Period. The increase is due to continued competitive pressures in the Tunica and the Black Hawk markets as personnel expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk increased 18.6% and 16.9%, respectively, from the 1998 Period.

         Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player tracking card, increased 4.7% for the

1999 Period. In addition, more intensive marketing efforts at most of the properties were undertaken in response to increasing competitive pressures.

         Depreciation and amortization expenses of the Properties increased 8.3% to $3.5 million for the 1999 Period from $3.2 million for the 1998 Period.

INCOME FROM OPERATIONS

         Income from operations for the Properties decreased 11.3% to $4.3 million for the 1999 Period from $4.9 million for the 1998 Period. The decrease is due to the termination of the Cliff Castle Management Agreement in June of 1998 and the completion of the settlement agreement with the Turning Stone Casino in September of 1998.

NET INTEREST EXPENSE

         Interest expense for the Properties (net of interest income), increased 7.4% to $7.2 million for the 1999 Period from $6.7 million for the 1998 Period primarily due to increased debt as a result of the purchase of additional slot machines in the latter part of 1998.

NET LOSS

         Net loss for the Properties increased $0.5 million or 20.8% from $2.3 million in the 1998 Period to $2.8 million for the 1999 Period. The decrease is due to the termination of the Cliff Castle Management Agreement and the completion of the settlement agreement with the Turning Stone Casino.


LIQUIDITY AND CAPITAL RESOURCES

         At April 4, 1999, the Company had unrestricted cash of $15.0 million, compared to $13.0 million at December 31, 1998 and $16.9 million at March 29, 1998. The Company's primary sources of liquidity and cash flows during the 1999 Period were operations of $3.3 million. Uses of liquidity during the 1999 Period included acquisition of property and equipment of $1.1 million and repayment of long term debt of $0.6 million.

         Net cash used in investing activities was $0.6 million for the 1999 Period as compared to net cash used of $0.8 million for the 1998 Period. Net cash used in financing activities was $0.7 million and $2.7 million for the 1999 and 1998 Periods, respectively.

         With regard to certain matters relating to Harolds Club and Nevada Club, see Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, and Part II, Item 1. Legal Proceedings.

         A note payable by FRI to a trust which is secured by Nevada Club assets will be retired upon the sale of Nevada Club which is anticipated to close in the second quarter of 1999. As of

April 4, 1999, such note payable had a principal balance of approximately $0.7 million. The net cash flow received by the Company upon the closing of the Nevada Club and Harolds Club transaction will be approximately $2.0 million. There can be no assurance, however, that Nevada Club will be sold and the Harolds Club settlement will be consummated.

         The Company's principal sources of capital will consist of cash from operations, the existing Credit Facility, and vendor and third party financing of gaming and other equipment. In October 1998, the Company established the $15.0 million Credit Facility with a lending institution, of which up to $5.0 million may be used for capital projects at Fitzgeralds Black Hawk and up to $10.0 million of which may be used for general corporate purposes. The Credit Facility is secured by a lien on substantially all of the assets of the Company, which lien is senior to the lien securing the Senior Secured Notes. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, its relatively high degree of leverage has prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors do not see any way to resolve this problem without restructuring the Company's indebtedness. Therefore, at a special meeting held on May 13, 1999, the Board of Directors determined that, pending a restructuring of the Company's indebtedness, it would not be in the Company's best interest to make the regularly scheduled interest payments on its Senior Secured Notes. The next regularly scheduled interest payment date on the Senior Secured Notes is June 15, 1999

         A default on the Senior Secured Notes would constitute a default under the Credit Facility and, although the Company believes the lending institution under the Credit Facility would continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances, that it would not accelerate payment of amounts outstanding under the Credit Facility or that it would refrain from exercising any other remedies available to it. At April 4, 1999, the Company had borrowed $3.0 million under the Credit Facility.

         The Company believes that its liquidity and capital resources are sufficient to maintain all of its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.



EBITDA AND ADJUSTED EBITDA

         The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $7.8 million for the 1999 Period and $7.7 million for the 1998 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was also $7.8 million for the 1999 Period and

$8.1 million for the 1998 Period. Adjusted EBITDA is determined based on the adjustments described in Note 4 to "Statement of Operations Data." However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.


RATIO OF EARNINGS TO FIXED CHARGES

         The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $2.8 million and $2.2 million for the 1999 and 1998 Periods, respectively.


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

         The Company will utilize both internal and external resources to test, program and/or replace applications to ensure that they are Year 2000 compliant. Completion of this project is anticipated by October 31, 1999. The costs associated with the Year 2000 project are expected to be approximately $1.0 million; however, the Company has not finalized its investigation. The Company has incurred approximately 52% of such costs through the 1999 Period and anticipates that the remaining portion of the estimated cost will be incurred through October 31, 1999. Approximately $0.8 million of the cost is expected to be capitalized with the remaining amount expensed as incurred. Such costs are expected to be funded through operating cash flows as well as vendor and third party financing. Costs of hardware and software required to be purchased as a result of the Year 2000 Issue will be capitalized in accordance with normal policy. Personnel and all other costs related to the project will be expensed as incurred. The conversion of most purchased applications will be completed under the terms of maintenance agreements which provide for the conversion of such applications at no additional cost. All equipment and other operating systems are currently being evaluated to determine if Year 2000 issues have an effect on their ability to perform their respective functions. The Company has not established a comprehensive contingency plan at this time, although its primary alternative is to operate manual systems. The Company depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies and financial institutions to reliably deliver their products and services. The Company believes that its most reasonable likely worst case scenario is dependent on the extent to which any of these parties experience Year 2000 problems in their systems. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers. As the Company pursues its implementation of its Year 2000 compliance plan, it will continue to evaluate the need for contingency plans for those areas which might be at risk for being Year 2000 compliant.

         Although, based on its investigation to date the Company does not believe that it will experience any significant adverse effects or material unbudgeted costs associated with the Year 2000 project, the Company cannot provide any assurance in this regard, and any such cause or effect could materially and adversely affect the Company.

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The fair market value of the Company's fixed debt obligations have decreased to approximately $103.2 million at April 4, 1999 compared to $119.6 million at December 31, 1998. It is uncertain at this time the impact the May 13, 1999 Board of Directors decision will have on the fair market value of the portion of the fixed debt which includes the $205.0 million, 12 1/4% Senior Secured Notes. See Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

HAROLDS CLUB

         On May 31, 1995, FRI sold the closed Harolds Club in Reno to an unrelated publicly-traded company which subsequently conveyed Harolds Club to a company whose assets are now under control of the United States Bankruptcy Court for the Northern District of New York. Under the terms of certain indemnification agreements executed by FRI in connection with the sale of Harolds Club, as of April 4, 1999, FRI is contingently obligated for certain land lease payments to two lessors in the amount of approximately $0.25 million annually plus certain property-related costs, such as taxes and insurance, if said lease payments and costs are not paid by the current owner of Harolds Club. As of April 4, 1999, the current owner of Harolds Club was approximately $1.5 million in arrears in land lease payments and approximately $0.27 million in arrears in property taxes and assessments.

         The current owner of Harolds Club has not met its obligations with respect to the land leases, and in August 1996, each of the five land lessors filed separate actions in the Second Judicial District Court, Washoe County, State of Nevada, against the current owner, FRI and other non-related prior lessees under the land leases, seeking past due rent, taxes and other property-related expenses as well as attorneys' fees and costs. Cross-claims and third party complaints for indemnification have been asserted against FRI by the entity from which is assumed the land leases, and FRI has asserted cross-claims or third party complaints against the entities that are obligated to indemnify FRI under the various indemnification, assignment and assumption, and guarantee agreements. In addition, in December 1997 one of the land lessors filed an additional action seeking rent, taxes and assessments accruing from October 1997 through March 1998.

         On June 3, 1998, the current owner of Harolds Club entered into an asset purchase agreement (the "Asset Purchase Agreement") to convey its fee simple interest in Harolds Club and improvements thereon to an undisclosed purchaser, which undisclosed purchaser has also entered into an agreement with FRI and NCI to purchase the Nevada Club. In August 1998, FRI and four land lessors also executed an asset purchase agreement (the "Land Lessors Asset Purchase Agreement") to convey their fee simple interests in Harolds Club and the improvements thereon to the undisclosed purchaser. Due to unresolved title issues, as of April 4, 1999, the undisclosed purchaser had not executed the Land Lessors Asset Purchase Agreement. The undisclosed purchaser has since resolved the outstanding title issues, and on or about April 6, 1999, the undisclosed purchaser executed the Land Lessors Asset Purchase Agreement which was modified to, among other things, extend the closing date to May 24, 1999. As of April 20, 1999, FRI and three of the land lessors had executed the Land Lessors Asset Purchase Agreement. It is anticipated that the fourth land lessor will execute the modified Land Lessors Asset Purchase Agreement on or before May 21, 1999. If the undisclosed purchaser exercises its right to extend the closing date by 30 days, it is anticipated that the sale of Harolds Club and the Nevada Club will close on or before June 25, 1999; however, no assurance can be given that the fourth land lessor will execute the modified Land Lessors Asset Purchase Agreement or that the transaction will be completed.

         FRI, four of the land lessors and the current and prior Harolds Club land lessees have executed settlement agreements, pursuant to which FRI has agreed to pay four of the land lessors approximately $1.7 million cash, less the cumulative amount of interim monthly rental payments ($0.028 million per month through December 31, 1998 and $0.011 million per month commencing January 1,
1999), concurrently with the closing of the sale of Harolds Club in exchange for dismissal with prejudice of all claims and cross-claims against FRI arising out of FRI's purchase and subsequent sale of Harolds Club. The settlement agreements expired by their own terms on October 31, 1998 as closing of the Harolds Club sale did not occur by such date. The parties to the settlement agreements, through their counsel, have agreed to extend the expiration date of the settlement agreements to June 25, 1999.

         To accommodate the requirement of the fifth Harolds Club land lessor that the transfer of its parcel (the "Campbell Parcel") be structured as a tax-free exchange, on August 24, 1998, FRI purchased the Campbell Parcel for a purchase price of approximately $1.0 million. Approximately $0.45 million of the purchase price and the closing costs were paid by a prior owner of Harolds Club. FRI intends to terminate the lease encumbering the Campbell Parcel and convey said parcel to the undisclosed purchaser of Harolds Club for approximately $0.34 million. As a part of the transaction for the purchase of the Campbell Parcel, the lawsuits filed by the fifth land lessor against the current owner, FRI and other non-related prior lessees were dismissed with prejudice.

         Because the assets of the current owner of Harolds Club are under the control of the United States Bankruptcy Court for the Northern District of New York, the Court must approve the Asset Purchase Agreement. An order approving the sale was issued on October 8, 1998. A motion to modify the order to, among other things, extend the closing date, has been filed and a hearing on the motion is currently set for May 27, 1999. The closing of the sale of Harolds Club is subject to the closing of the sale of Nevada Club and the undisclosed purchaser's acquisition of other parcels of land adjacent to Harolds Club. Although it is currently anticipated that the Harolds Club and related transactions will close in the second quarter of 1999, no assurance can be given that the transactions will be completed. Moreover, in the event that such transactions are consummated, it is likely that the unaffiliated purchaser may utilize the land for gaming facilities that will compete with Fitzgeralds Reno.

RENO TRANSPORTATION RAIL ACCESS CORRIDOR (RETRAC) PROJECT

         In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the "ReTRAC Project"). Preliminary plans for the ReTRAC Project provide for the construction of a temporary rail bypass that will be used to divert rail traffic around the main railroad during construction. The City estimates that a period of approximately two and one half years will be required to complete the ReTRAC Project. The southern boundary of the bypass will extend out into the middle of Commercial Row, the street adjacent to the Fitzgeralds Reno hotel entrance, valet parking area and hotel loading zone.

         On November 30, 1998, the Company filed a lawsuit against the City of Reno to challenge the method by which the special assessment to be levied against the Company was determined. Based on preliminary plans prepared by the City of Reno, Fitzgeralds Reno would expect to lose several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and be required to relocate the hotel entrance on Commercial Row. The City of Reno has also subsequently indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway. Implementation of the ReTRAC Project as currently proposed would cause the Company to suffer significant and permanent loss in business revenue and income; certain operating efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass. The City of Reno filed an answer to the Company's lawsuit on January
19, 1999. The case is expected to proceed in the nature of a judicial review of the Reno City Council's administrative record relating to the creation of the ReTRAC Project special assessment district. It is anticipated that a decision on the merits of the Company's claims will be decided subsequent to the filing of opening and reply briefs; however, oral arguments may be requested, in which case a hearing will be held. A hearing date has not yet been set.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In February 1999, the Company entered into negotiations for an agreement with unaffiliated third parties pursuant to which Fitzgeralds Las Vegas, Inc. would have leased a portion of its property for the construction of a chilled water facility. In connection with the proposed lease, the Company solicited the consent of the holders of the Senior Secured Notes authorizing the trustee for the Senior Secured Notes to enter into a non-disturbance agreement for the proposed project. Although a majority of the holders consented to the proposed action, to date the negotiations on an agreement for the chilled water facility have not been completed because two of the third parties elected not to proceed with the project.


ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
         27(c):  Financial Data Schedule
(b)   Reports on Form 8-K
         None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 18, 1999


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