Form 10-Q
period 1999-07-04
FITZGERALDS GAMING CORP
filed 1999-08-17
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

           Shares outstanding of each of the registrant's classes of common stock as of August 11, 1999

                        Class                                        Outstanding as of August 11, 1999
                        -----                                        ---------------------------------
            Common stock, $.01 par value                                          4,012,846

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

             ITEM 1       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 4, 1999 AND DECEMBER
                          31, 1998                                                                         4

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                          THE QUARTERS AND TWO QUARTERS ENDED JULY 4, 1999 AND JUNE 28, 1998               6

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWO QUARTERS
                          ENDED JULY 4, 1999 AND JUNE 28, 1998                                             7

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             8

             ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS                                                                   14

             ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                                                          28

PART II      OTHER INFORMATION                                                                            29

             SIGNATURES                                                                                   32

                                     PART I

                              FINANCIAL INFORMATION





                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 4, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

ASSETS                                                     JULY 4, 1999    DEC. 31, 1998
                                                           ------------    -------------

CURRENT ASSETS:
    Cash and cash equivalents                              $ 22,548,920     $ 13,038,589
    Restricted cash                                                  --          537,179
    Accounts receivable, net of allowance for doubtful
       accounts of $469,435 and $345,340                      1,206,705        1,437,095
    Advances to affiliated companies                              2,229            3,154
    Inventories                                               1,237,449        1,375,443
    Prepaid expenses:
       Gaming taxes                                           1,794,701        1,209,825
       Other                                                  2,472,107        2,487,170
                                                           ------------     ------------
          Total current assets                               29,262,111       20,088,455
                                                           ------------     ------------

PROPERTY AND EQUIPMENT, net                                 155,330,464      159,714,663
                                                           ------------     ------------

OTHER ASSETS:
    Estimated realizable value of assets held for sale               --        4,122,842
    Restricted cash                                           1,564,000        1,459,000
    Restricted investment                                       200,000          200,000
    Debt offering costs                                       7,598,195        8,319,745
    Line of credit costs                                        389,253          408,051
    Goodwill, net                                            13,505,218       13,681,296
    Other assets                                              1,220,121        1,046,155
                                                           ------------     ------------

          Total other assets                                 24,476,787       29,237,089
                                                           ------------     ------------

MINORITY INTEREST                                               177,760          157,257
                                                           ------------     ------------

TOTAL                                                      $209,247,122     $209,197,464
                                                           ============     ============


                                                                     (continued)



See Notes to Condensed Consolidated Financial Statements            Page 4 of 32

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
JULY 4, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       JULY 4, 1999       DEC. 31, 1998
                                                               -------------      -------------

CURRENT LIABILITIES:
    Current portion of long-term debt                          $ 208,807,084      $   4,634,747
    Current portion of notes payable - related parties               304,637            304,637
    Accounts payable                                               3,407,977          8,139,479
    Accrued and other:
       Payroll and related                                         5,738,796          5,010,169
       Progressive jackpots                                        1,510,933          1,311,074
       Outstanding chips and tokens                                  438,777            728,254
       Interest                                                   14,107,520          1,131,466
       Other                                                       6,353,199          6,632,472
                                                               -------------      -------------

          Total current liabilities                              240,668,923         27,892,298

LONG-TERM DEBT, net of current portion                             1,492,295        208,204,024
                                                               -------------      -------------

          Total liabilities                                      242,161,218        236,096,322
                                                               -------------      -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,

    $.01 par value; $25 stated value; 800,000 shares
       authorized, issued and outstanding; liquidation
       preference $20,000,000 stated value plus accrued
       dividends of $13,653,445 and $11,264,632 recorded
       at liquidation preference, net of unamortized
       offering costs and discount of $6,573,923 and
       $6,863,461, respectively                                   27,079,520         24,401,171
                                                               -------------      -------------

STOCKHOLDERS' DEFICIENCY:
    Common stock, $.01 par value; 29,200,000 shares
       authorized; 4,012,846 shares issued and outstanding            40,128             40,128
    Additional paid-in capital                                    23,649,582         23,649,582
    Accumulated deficit                                          (83,683,326)       (74,989,739)
                                                               -------------      -------------

          Total stockholders' deficiency                         (59,993,616)       (51,300,029)
                                                               -------------      -------------

TOTAL                                                          $ 209,247,122      $ 209,197,464
                                                               =============      =============


See Notes to Condensed Consolidated Financial Statements            Page 5 of 32

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND TWO QUARTERS ENDED JULY 4, 1999
AND JUNE 28, 1998
--------------------------------------------------------------------------------

                                                        QUARTERS ENDED                    TWO QUARTERS ENDED
                                                -------------------------------     -------------------------------
                                                    JULY 4,         JUNE 28,           JULY 4,           JUNE 28,
                                                     1999             1998              1999               1998
                                                -------------     -------------     -------------     -------------
OPERATING REVENUES:
   Casino                                       $  44,468,653     $  40,369,800     $  88,437,070     $  79,179,268
   Food and beverage                                6,122,673         6,243,561        12,604,118        12,175,212
   Rooms                                            5,499,382         5,483,792        11,030,756        10,270,294
   Other                                              823,996        10,101,224         1,711,456        12,273,682
                                                -------------     -------------     -------------     -------------
      Total                                        56,914,704        62,198,377       113,783,400       113,898,456
   Less promotional allowances                      4,596,903         4,471,105         9,491,172         8,752,828
                                                -------------     -------------     -------------     -------------
                                                -------------     -------------     -------------     -------------
      Net                                          52,317,801        57,727,272       104,292,228       105,145,628
                                                -------------     -------------     -------------     -------------

OPERATING COSTS AND EXPENSES:
   Casino                                          22,684,133        19,212,289        44,733,610        37,374,390
   Food and beverage                                3,558,348         4,356,182         7,750,245         8,496,362
   Rooms                                            3,242,418         3,182,762         6,426,891         5,996,270
   Other operating expense                            552,702           560,890         1,152,132         1,043,240
   Selling, general and administrative             14,860,182        15,148,993        29,000,297        29,258,943
   Depreciation and amortization                    3,519,173         3,512,066         7,036,747         6,762,746
   Write-down of assets and lease settlement           32,115           332,144            34,061           332,144
                                                -------------     -------------     -------------     -------------
      Total                                        48,449,071        46,305,326        96,133,983        89,264,095
                                                -------------     -------------     -------------     -------------

INCOME FROM OPERATIONS                              3,868,730        11,421,946         8,158,245        15,881,533

OTHER INCOME (EXPENSE):
   Interest income                                    115,585           140,046           168,097           218,257
   Interest expense                                (7,040,952)       (6,790,830)      (14,243,990)      (13,606,362)
   Interest expense - stockholders                         --            (4,739)           (5,420)           (9,322)
   Other expense                                     (147,989)       (1,446,279)          (92,171)       (1,744,120)
                                                -------------     -------------     -------------     -------------

NET INCOME (LOSS)                                  (3,204,626)        3,320,144        (6,015,239)          739,986

PREFERRED STOCK DIVIDENDS                          (1,363,821)       (1,167,421)       (2,678,348)       (2,301,954)
                                                -------------     -------------     -------------     -------------

NET EARNINGS (LOSS) AVAILABLE TO
   COMMON STOCKHOLDERS                          $  (4,568,447)    $   2,152,723     $  (8,693,587)    $  (1,561,968)
                                                =============     =============     =============     =============

EARNINGS (LOSS) PER COMMON SHARE - BASIC        $       (1.14)    $        0.54     $       (2.17)    $       (0.39)
                                                =============     =============     =============     =============

EARNINGS (LOSS) PER COMMON SHARE - DILUTED      $       (1.14)    $        0.36     $       (2.17)    $       (0.39)
                                                =============     =============     =============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   BASIC                                            4,012,846         4,012,846         4,012,846         4,012,846
                                                =============     =============     =============     =============
   DILUTED                                          4,012,846         5,964,963         4,012,846         4,012,846
                                                =============     =============     =============     =============


See Notes to Condensed Consolidated Financial Statements            Page 6 of 32

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO QUARTERS ENDED JULY 4, 1999 AND JUNE 28, 1998
--------------------------------------------------------------------------------

                                                            JULY 4, 1999    JUNE 28, 1998
                                                            ------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 12,414,822     $ 11,157,549
                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                               2,432,516          497,652
    Acquisition of property and equipment                     (2,083,004)      (3,105,626)
    Decrease in restricted cash                                  432,179          393,987
    Other                                                             --         (403,744)
                                                            ------------     ------------

    Net cash provided by (used in) investing activities          781,691       (2,617,731)
                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of debt offering costs                               (70,449)        (718,338)
    Payment of line of credit costs                              (71,479)              --
    Repayment of long-term debt                               (3,523,805)      (3,502,073)
    Dividends to minority stockholders                           (20,449)        (336,629)
                                                            ------------     ------------

    Net cash used in financing activities                     (3,686,182)      (4,557,040)
                                                            ------------     ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                     9,510,331        3,982,778
                                                            ------------     ------------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     13,038,589       14,809,617
                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 22,548,920     $ 18,792,395
                                                            ============     ============

CASH PAID FOR INTEREST                                      $    369,051     $ 12,069,997
                                                            ============     ============


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through issuance of debt    $    394,602     $  2,180,717
Accretion of discount on preferred stock                         289,535          240,234
Accrual of preferred stock dividends                           2,388,813        2,061,719
Accrual of debt offering costs                                        --          339,492


See Notes to Condensed Consolidated Financial Statements            Page 7 of 32

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") as of July 4, 1999 and for the quarters and two quarters ended July 4, 1999 and June 28, 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the two quarters ended July 4, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         The Company utilizes a "4-4-5" (weeks) financial reporting period which maintains a December 31 year end. This method of reporting results in 13 weeks in each quarterly accounting period. The first and fourth accounting periods will have a fluctuating number of days resulting from the maintenance of a December 31 year end, whereas the second and third accounting periods will have the same number of days each year.

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

         Also in 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Segment disclosure is provided in Note 6 of the Notes to Condensed Consolidated Financial Statements.

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

3.       Recently Issued Accounting Standards

         On June 30, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's fiscal year ending December 31, 2001. Management believes that adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

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

         In October 1998, the Company established the $15.0 million credit facility (the "Credit Facility") with a lending institution, of which up to $5.0 million was permitted to be used for capital projects at Fitzgeralds Black Hawk and up to $10.0 million of which was permitted to be used for general corporate purposes. The Credit Facility is secured by a lien on substantially all of the assets of the Company, which lien is senior to the lien securing the Senior Secured Notes.

         On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes and, as of July 15, 1999, the Company had not (and as of the date hereof has not) made the regularly scheduled interest payment of $12.5 million on the Senior Secured Notes which was due and payable on June 15, 1999. Accordingly, an Event of Default under the Indenture pursuant to which the Senior Secured Notes were issued has occurred and is continuing. The Company has reflected the Senior Secured Notes as a current liability, although no action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the Senior Secured Notes and declare the unpaid principal and interest to be due and payable. Failure to make the scheduled payment on June 15, 1999, resulted in an increase in the interest rate of 1% to 13 1/4 % effective June 16, 1999.

         A default on the Senior Secured Notes constitutes a default under the Credit Facility and, although the Company believes the lending institution under the Credit Facility will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances, that it would not accelerate payment of amounts outstanding under the Credit Facility or that it would refrain from exercising any other remedies available to it. As of July 4, 1999, the Company had borrowed $3.0 million under the Credit Facility. The Company has reflected the $3.0 million as a current liability, although no action has been taken by the lending institution. On July 21, 1999, the Company had repaid substantially all amounts borrowed under the Credit Facility.

5.       Earnings Per Share

         The Company utilizes SFAS No. 128, Earnings per Share ("EPS") to compute earnings per share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

         During the two quarters ended July 4, 1999 and June 28, 1998, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 559,261 and 656,993 shares of common stock at prices ranging from $1.00 to $1.10 per share were outstanding at July 4, 1999 and June 28, 1998, respectively. Warrants to purchase 1,971,835 shares of common stock at $.01 per share were outstanding at June 28, 1998. Prior to the expiration date of December 19, 1998, the Warrant Agent received timely notice of exercise for 1,495,236 Warrants. The Company advised each exercising Warrant holder that the exercise of the Warrants and issuance of the underlying Common Stock might be subject to certain Nevada, Colorado and Mississippi gaming licensure requirements, and that no such Common Stock would be issued without compliance with or exemption from applicable gaming requirements. The Company has been advised by the applicable gaming authorities for each such jurisdiction that, based on the information provided by the Warrant Agent, no licensure will be required by virtue of the exercise of the Warrants or issuance of the underlying Common Stock. It is anticipated that the 1,495,236 shares of Common Stock issuable on exercise of the Warrants will be issued in the near future to the exercising Warrant holders in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 on the basis that there was no public offering of the shares of Common Stock underlying the Warrants. Such options and Warrants are not included in the computation of diluted earnings per share for the two quarters ended July 4, 1999 and June 28, 1998 and for the quarter ended July 4, 1999 because to do so would have been antidilutive.

         The following is a reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding for the quarter ended June 28, 1998:

                                                      FOR THE QUARTER ENDED JUNE 28, 1998
                                                -----------------------------------------------
                                                                                      PER-SHARE
                                                   INCOME             SHARES            AMOUNT
                                                -----------         -----------        --------
Net Income before extraordinary item and
     accounting change                          $ 3,320,144

Less:  Preferred stock dividends                 (1,167,421)
                                                 ----------

BASIC EPS
Income available to common stockholders           2,152,723           4,012,846        $   0.54

EFFECT OF DILUTED SECURITIES
Warrants (a)                                                          1,952,117
                                                                      ---------

DILUTED EPS
Income available to common stockholders
     plus assumed conversion                    $ 2,152,723           5,964,963        $   0.36
                                                ===========         ===========        ========

----------

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

6.       Segment Information

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

         The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There are minimal inter-segment sales. The Company continues to evaluate its business segment performance based on EBITDA. The Company has not changed its basis of segmentation from the year ended December 31, 1998.

                                                      For the Quarters Ended
                                                   ------------------------------
                                                   July 4, 1999     June 28, 1998
                                                   ------------     -------------
                                                           (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas                            $ 12,999          $ 12,413
    Fitzgeralds Tunica                                 18,748            15,900
    Fitzgeralds Reno                                   11,106            10,941
    Fitzgeralds Black Hawk                              9,465             9,183
    Other                                                  --             9,291
                                                     --------          --------
Total                                                $ 52,318          $ 57,728
                                                     ========          ========

Income (loss) from operations:
    Fitzgeralds Las Vegas                            $   (220)         $   (258)
    Fitzgeralds Tunica                                  1,672              (320)
    Fitzgeralds Reno                                    1,366             1,139
    Fitzgeralds Black Hawk                              1,862             2,477
    Other                                                (769)            8,644
                                                     --------          --------
         Total Properties                               3,911            11,682
    Nevada Club                                           (10)             (260)
    Harolds Club                                          (32)               --
                                                     --------          --------
Total                                                $  3,869          $ 11,422
                                                     ========          ========


  Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

                                                      For the Quarters Ended
                                                   ------------------------------
                                                   July 4, 1999     June 28, 1998
                                                   ------------     -------------
                                                           (in thousands)
Total  segment operating income:                     $ 4,680            $ 3,139
    Nevada Club                                          (10)              (260)
    Harolds Club                                         (32)              (101)
    Other                                             (1,766)             7,584
    Eliminations                                       2,514             (1,749)
    Interest income                                      116                140
    Interest income - shareholder and intercompany     7,948              7,920
    Interest expense                                  (7,041)            (6,791)
    Interest expense - shareholder and intercompany   (7,930)            (7,906)
    Other income (expense)                            (1,683)             1,345

                                                     =======            =======
Net income (loss) before income tax                  $(3,205)           $ 3,320
                                                     =======            =======

                                                    For the Two Quarters Ended
                                                  -------------------------------
                                                  July 4, 1999      June 28, 1998
                                                  ------------      -------------
                                                           (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas                          $  27,371          $  25,280
    Fitzgeralds Tunica                                38,394             32,358
    Fitzgeralds Reno                                  20,262             18,950
    Fitzgeralds Black Hawk                            18,265             17,914
    Other                                                 --             10,644
                                                   ---------          ---------
         Total Properties                            104,292            105,146
    Nevada Club                                           --                 --
                                                   ---------          ---------
Total                                              $ 104,292          $ 105,146
                                                   =========          =========

Income (loss) from operations:
    Fitzgeralds Las Vegas                          $     604          $     614
    Fitzgeralds Tunica                                 3,885                496
    Fitzgeralds Reno                                   1,335                755
    Fitzgeralds Black Hawk                             3,630              4,907
    Other                                             (1,228)             9,775
                                                   ---------          ---------
         Total Properties                              8,226             16,547
    Nevada Club                                          (34)              (665)
    Harolds Club                                         (34)                --
                                                   ---------          ---------
Total                                              $   8,158          $  15,882
                                                   =========          =========

  Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

                                                       For the Two Quarters Ended
                                                       ---------------------------
                                                       July 4, 1999  June 28, 1998
                                                       ------------  -------------
                                                              (in thousands)

Total  segment operating income:                         $  9,454      $  6,873
    Nevada Club                                               (34)         (665)
    Harolds Club                                              (34)         (101)
    Other                                                  (1,227)        9,774
    Eliminations                                            4,191          (358)
    Interest income                                           168           218
    Interest income - shareholder and intercompany         16,157        15,411
    Interest expense                                      (14,244)      (13,606)
    Interest expense - shareholder and intercompany       (16,126)      (15,383)
    Other expense                                          (4,320)       (1,423)
                                                         --------      --------
Net income (loss) before income tax                      $ (6,015)     $    740
                                                         ========      ========

7.         Subsequent Events

         The Company is in default on its Senior Secured Notes. See Note 4 of Notes to Condensed Consolidated Financial Statements and Part II, Item 3 - Defaults Upon Senior Securities.

         On July 21, 1999, the Company repaid substantially all amounts borrowed under the Credit Facility.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion and other material in this report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

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

         In December 1997, the Company issued $205.0 million of its Senior Secured Notes secured by a lien on substantially all of the assets of the Company. In October 1998, the Company established a $15.0 million Credit Facility with a lending institution, of which $5.0 million was permitted to be used for capital projects at Fitzgeralds Black Hawk. The Credit Facility is secured by a lien on substantially all of the assets of the Company, which lien is senior to the lien securing the Senior Secured Notes. The Company currently conducts substantially all of its business through wholly-owned subsidiaries; Fitzgeralds Reno, Inc. ("FRI"); Fitzgeralds South, Inc. ("FSI"); and Fitzgeralds Incorporated ("FI"). FRI directly owns and operates Fitzgeralds Reno; FSI owns and operates Fitzgeralds Las Vegas and Fitzgeralds Tunica through wholly-owned subsidiaries; and FI owns and operates Fitzgeralds Black Hawk through wholly-owned subsidiaries, including 101 Main Street Limited Liability Company ("101 Main").

         On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes and, as of July 15, 1999, the Company had not (and as of the date hereof has not) made the regularly scheduled interest payment of $12.5 million on the Senior Secured Notes which was due and payable on June 15, 1999. Accordingly, an Event of Default under the Indenture pursuant to which the Senior Secured Notes were issued has occurred and is continuing. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the Senior Secured Notes and declare the unpaid principal and interest to be due and payable.

         Unless the context otherwise requires, the "Company" refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive office of the Company is located at 301 Fremont Street, Las Vegas, Nevada 89101; telephone (702) 388-2400; facsimile (702) 382-5562.

         In the narrative discussion below, the "Cumulative 1999 Period" is defined as the two quarters ended July 4, 1999 and the "Cumulative 1998 Period" is defined as the two quarters ended June 28, 1998, resulting in the Cumulative 1999 Period having an additional six days of operating results compared to the Cumulative 1998 Period. The "1999 Q2 Period" is defined as the quarter ended July 4, 1999, and the "1998 Q2 Period" is defined as the quarter ended June 28, 1998. Financial performance is focused on the principal ongoing operating properties of the Company, which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Black Hawk, collectively referred to as (the "Properties"). In June 1998 Fitzgeralds Arizona Management, Inc. ("FAMI"), a subsidiary 85% owned by the Company entered into a termination agreement with the Yavapai-Apache Indian Nation, wherein the parties mutually agreed to terminate the exclusive agreement (the "Management Agreement") for FAMI to manage the Cliff Castle Casino ("Cliff Castle"), a gaming facility in Camp Verde, Arizona. The 1998 results for the Properties include payments for the settlement agreement with the Turning Stone Casino ("Turning Stone") and fees earned from the Cliff Castle Management Agreement through June 1998. Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 in anticipation of its sale which occurred on June 18, 1999, and in management's opinion, is not material to the ongoing operations of the Company. Results for the Properties include corporate expenses allocated to the respective properties. Such amounts for each property were approximately $0.25 million for each of the two quarters represented.

TWO QUARTERS ENDED JULY 4, 1999 COMPARISON TO TWO QUARTERS ENDED JUNE 28, 1998

         The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 1999 Period and the Cumulative 1998 Period. EBITDA for the Properties decreased from $23.3 million for the Cumulative 1998 Period to $15.3 million for the Cumulative 1999 Period as a result of the non-recurring payment of $8.0 million in connection with the termination of the Cliff Castle Management Agreement in June of 1998. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors decreased $0.1 million from $15.4 million for the Cumulative 1998 Period to $15.3 million for the Cumulative 1999 Period (which $15.4 million does not include $8.0 million of the $8.2 million received as payment for the termination of the Cliff Castle Management Agreement). For a definition of EBITDA and adjusted EBITDA, see footnotes 3 and 4 of the Statement of Operations Data.

                                                    FOR THE TWO QUARTERS ENDED
                                                 --------------------------------
STATEMENT OF OPERATIONS DATA                     JULY 4, 1999       JUNE 28, 1998
                                                 ------------       -------------
                                                         (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                         $  27,371           $  25,280
    Fitzgeralds Tunica                               38,394              32,358
    Fitzgeralds Reno                                 20,262              18,950
    Fitzgeralds Black Hawk                           18,265              17,914
    Other (1)                                            --              10,644
                                                  ---------           ---------
       Total                                      $ 104,292           $ 105,146
                                                  =========           =========
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                         $     604           $     614
    Fitzgeralds Tunica                                3,885                 496
    Fitzgeralds Reno                                  1,335                 755
    Fitzgeralds Black Hawk                            3,630               4,907
    Other (2)                                        (1,228)              9,775
                                                  ---------           ---------
       Total Properties                               8,226              16,547
    Nevada Club                                         (34)               (665)
    Harolds Club                                        (34)                 --
                                                  ---------           ---------
       Total                                      $   8,158           $  15,882
                                                  =========           =========
OTHER DATA
EBITDA (3):
    Fitzgeralds Las Vegas                         $   2,428           $   2,184
    Fitzgeralds Tunica                                6,967               3,441
    Fitzgeralds Reno                                  2,560               1,943
    Fitzgeralds Black Hawk                            4,516               5,765
    Other (2)                                        (1,208)              9,973
                                                  ---------           ---------
       Total Properties                              15,263              23,306
    Nevada Club                                         (34)               (662)
    Harolds Club                                        (34)                 --
                                                  ---------           ---------
       Total EBITDA                                  15,195              22,644
    Adjustments to EBITDA (4)                            68              (7,242)
                                                  ---------           ---------
       Adjusted EBITDA                            $  15,263           $  15,402
                                                  =========           =========

Net Cash Provided by (Used in) (5):
    Operating Activities                          $  12,415           $  11,158
    Investing Activities                                782              (2,618)
    Financing Activities                             (3,686)             (4,557)
Depreciation and Amortization                         7,037               6,763
Capital Expenditures                                 (2,478)             (3,106)

Earnings to Fixed Charges (6):                           --                1.10

--------------

(1) Includes (i) fees from the Cliff Castle Management Agreement and the Turning Stone settlement agreement for the Cumulative 1998 Period and (ii) non-recurring revenue of $8.0 million received in connection with the termination of the Cliff Castle Management Agreement for the Cumulative 1998 Period.

(2) Includes (i) fees from the Cliff Castle Management Agreement and the Turning Stone settlement agreement for the Cumulative 1998 Period; (ii) non-recurring revenue of $8.0 million received in connection with the termination of the Cliff Castle Management Agreement for the Cumulative 1998 Period, net of corporate expenses not allocated to the Properties and expenses of FI; and (iii) corporate expenses not allocated to the Properties for the Cumulative 1999 Period.

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

(4) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of EBITDA for Harolds Club for the Cumulative 1999 Period; and (iii) exclusion of non-recurring revenue of $8.0 million received in connection with the termination of the Cliff Castle Management Agreement for the Cumulative 1998 Period.

(5) Includes financial results of (i) Nevada Club for both periods presented and (ii) Harolds Club for the Cumulative 1999 Period.

(6) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $6.0 million for the Cumulative 1999 Period: however, earnings covered fixed charges by a ratio of 1.10 for the Cumulative 1998 Period, including amounts attributed to the termination of the Cliff Castle Management Agreement.


OPERATING REVENUES

         Total revenues for the Properties were $113.8 million and net operating revenues were $104.3 million for the Cumulative 1999 Period, representing decreases of 0.1% and 0.8%, respectively, as compared to total revenues of $113.9 million and net operating revenues of $105.1 million for the Cumulative 1998 Period. Excluding the non-recurring payment of $8.0 million of the $8.2 million received in connection with the termination of the Cliff Castle Management Agreement in June of 1998 results in a 7.5% increase in net operating revenues. This increase was primarily due to new marketing strategies, an effective guest development program and continued improvement of the slot product.

         The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties represented 77.7% and 69.5% of total revenues for the Properties for the Cumulative 1999 and 1998 Periods, respectively. Casino revenues for the Properties (of which approximately 83.7% and 81.7% were derived from slot machine revenues for the Cumulative 1999 and 1998 Periods, respectively) increased 11.7% to $88.4 million for the Cumulative 1999 Period from the $79.2 million recorded for the Cumulative 1998 Period. Casino revenues increased 10.3% at Fitzgeralds Las Vegas due primarily to the reasons noted above. At Fitzgeralds Tunica, casino revenues increased 20.1% for the reasons stated above as well as a result of the opening of the connector road. Fitzgeralds Reno casino revenues increased 8.4% for the reasons stated above, as well as due to improved weather conditions over the mountains to Reno. Fitzgeralds Black Hawk casino revenues were negatively impacted by the opening of the Lodge and the Isle of Capri in 1998 as revenue growth increased only 2.5% for the Cumulative 1999 Period.

         Room revenues for the Properties (at 9.7% and 9.0% of total revenues for the Properties for the Cumulative 1999 and 1998 Periods, respectively) increased 7.4% from the Cumulative 1998 Period. Fitzgeralds Reno room revenues decreased 0.2% due to the combination of a higher average occupancy rate, which increased to 89.0% from 88.8% for the Cumulative 1998 Period, offset by a decrease in the average daily rate of 3.5% for the Cumulative 1999 Period. Room revenues increased 10.4% at Fitzgeralds Las Vegas due to a combination of a higher average occupancy rate which increased to 94.8% for the Cumulative 1999 Period from 92.5% for the Cumulative 1998 Period and a higher average daily rate which increased 4.3% for the Cumulative 1999 Period. At Fitzgeralds Tunica, room revenues increased 9.4% as the average occupancy rate decreased to 93.5% for the Cumulative 1999 Period from 95.3% for the Cumulative 1998 Period; however, the average daily rate increased 11.0% for the Cumulative 1999 Period.

         Food and beverage revenues for the Properties (at 11.1% and 10.7% of total revenues for the Properties for the Cumulative 1999 and 1998 Periods, respectively) increased approximately $0.4 million or 3.5% for the Cumulative 1999 Period. The Tunica and Reno properties experienced revenue increases of 13.9% and 9.5% respectively, as a result of increases in casino revenues in these two properties. Food and beverage revenues at Fitzgeralds Las Vegas and Fitzgeralds Black Hawk decreased approximately 4.7% and 7.6%, respectively. The decrease in Las Vegas is due to changes in the utilization of food product as a marketing strategy to generate traffic volumes. The decrease in Black Hawk is due to increased gaming competition in the Black Hawk market.

         Other revenues for the Properties decreased $10.6 million primarily as a result of the termination of the Cliff Castle Management Agreement and completion of the settlement agreement with Turning Stone in 1998.

         Promotional allowances for the Properties increased $0.7 million or 8.4% for the Cumulative 1999 Period primarily as a result of increased casino volumes, as well as increased levels of competition.

OPERATING COSTS AND EXPENSES

         Total operating costs and expenses for the Properties increased 8.4% to $96.1 million for the Cumulative 1999 Period from $88.6 million for the Cumulative 1998 Period due primarily to increases in marketing and payroll costs.

         Casino expenses for the Properties were $44.7 million for the Cumulative 1999 Period, a 20.3% increase from the $37.2 million for the Cumulative 1998 Period, primarily due to increases in payroll, gaming revenue taxes, revenue participation slot machine expenses and promotional expenses incurred by the casino department. Food and beverage expenses for the Properties decreased 8.7% to $7.8 million for the Cumulative 1999 Period from $8.5 million for the

Cumulative 1998 Period. The decrease in food and beverage expenses is due to improved cost controls at the Properties, and with respect to Fitzgeralds Las Vegas, expenses decreased 19.2% for the Cumulative 1999 Period. Room expenses for the Properties increased 7.2% to $6.4 million for the Cumulative 1999 Period from $6.0 million for the Cumulative 1998 Period. At the Las Vegas, Reno and Tunica properties, room expenses increased by 5.3%, 4.9% and 10.6%, respectively. Selling, general and administrative expenses for the Properties decreased 0.2% to $29.0 million for the Cumulative 1999 Period which includes $0.7 million of professional fees incurred in conjunction with the development of the Company's restructuring plan.

         Personnel expenses for the Properties increased 7.5% to approximately $40.2 million for the Cumulative 1999 Period from approximately $37.4 million for the Cumulative 1998 Period. The increase is due to continued competitive pressures in the Tunica and the Black Hawk markets as personnel expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk increased 12.8% and 12.3%, respectively, from the Cumulative 1998 Period.

         Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player tracking card, increased 5.0% for the Cumulative 1999 Period. There were more intensive marketing efforts at Fitzgeralds Black Hawk and Fitzgeralds Las Vegas as marketing expenses increased 40.8% and 17.0% for the Cumulative 1999 Period, respectively, while Fitzgeralds Tunica and Fitzgeralds Reno marketing expenses decreased 8.9% and 0.03%, respectively.

         Depreciation and amortization expenses for the Properties increased 4.1% to $7.0 million for the Cumulative 1999 Period from $6.8 million for the Cumulative 1998 Period.

INCOME FROM OPERATIONS

         Income from operations for the Properties decreased 50.3% to $8.2 million for the Cumulative 1999 Period from $16.5 million for the Cumulative 1998 Period. The decrease is primarily due to the termination of the Cliff Castle Management Agreement in June 1998, which included a non-recurring payment of $8.0 million and the completion of the settlement agreement with Turning Stone in September 1998.

NET INTEREST EXPENSE

         Interest expense for the Properties (net of interest income) increased 6.8% to $14.1 million for the Cumulative 1999 Period from $13.2 million for the Cumulative 1998 Period, primarily due to increased debt as a result of the purchase of additional slot machines in the latter part of 1998. As of July 4, 1999, the Company had accrued for, but as of the date hereof has not made, the regularly scheduled interest payment of $12.5 million on the Senior Secured Notes which was due and payable on June 15, 1999. Failure to make the scheduled payment on June 15, 1999, resulted in an increase in the interest rate of 1% to 13 1/4 % effective June 16, 1999.

NET LOSS

         Net loss for the Properties increased $7.3 million from net income of $1.4 million in the Cumulative 1998 Period to a net loss of $5.9 million for the Cumulative 1999 Period. The decrease is due to the termination of the Cliff Castle Management Agreement which included non-recurring revenue of $8.0 million and the completion of the settlement agreement with Turning Stone.

QUARTER ENDED JULY 4, 1999 COMPARISON TO QUARTER ENDED JUNE 28, 1998

         During the 1999 Q2 Period, the Company experienced a 9.4% decrease in net revenue compared with the 1998 Q2 Period; however, excluding the non-recurring payment of $8.0 million in connection with the termination of the Cliff Castle Management Agreement in June 1998, the Company experienced a 5.2% increase. In order to preserve market share in each of its four existing markets, the Company continues to modify its strategies regarding promotional and complimentary expenses in order to meet the competitive challenges it faces in each of the four markets in which it competes, resulting in reduced operating margins.

         The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 1999 Q2 Period and the 1998 Q2 Period. EBITDA from the Company's four principal ongoing operating properties, Fitzgeralds Tunica, Fitzgeralds Black Hawk, Fitzgeralds Reno and Fitzgeralds Las Vegas, improved in the 1999 Q2 Period. EBITDA for the Properties decreased from $15.2 million for the 1998 Q2 Period to $7.4 million for the 1999 Q2 Period primarily as a result of termination of the Cliff Castle Management Agreement and the completion of the settlement agreement with Turning Stone in September 1998. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased $0.1 million from $7.3 million for the 1998 Q2 Period to $7.4 million for the 1999 Q2 Period. For a definition of EBITDA and adjusted EBITDA, see footnotes 3 and 4 of the Statement of Operations Data.

                                                      FOR THE QUARTERS ENDED
                                                 --------------------------------
STATEMENT OF OPERATIONS DATA                     JULY 4, 1999        JUNE 28, 1998
                                                 ------------        -------------
                                                          (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                          $ 12,999            $ 12,413
    Fitzgeralds Tunica                               18,748              15,900
    Fitzgeralds Reno                                 11,106              10,941
    Fitzgeralds Black Hawk                            9,465               9,183
    Other (1)                                            --               9,291
                                                   --------            --------
       Total                                       $ 52,318            $ 57,728
                                                   ========            ========
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                          $   (220)           $   (258)
    Fitzgeralds Tunica                                1,672                (320)
    Fitzgeralds Reno                                  1,366               1,139
    Fitzgeralds Black Hawk                            1,862               2,477
    Other (2)                                          (769)              8,644
                                                   --------            --------
       Total Properties                               3,911              11,682
    Nevada Club                                         (10)               (260)
    Harolds Club                                        (32)                 --
                                                   --------            --------
       Total                                       $  3,869            $ 11,422
                                                   ========            ========
OTHER DATA
EBITDA (3):
    Fitzgeralds Las Vegas                          $    697            $    561
    Fitzgeralds Tunica                                3,216               1,157
    Fitzgeralds Reno                                  1,979               1,743
    Fitzgeralds Black Hawk                            2,298               2,916
    Other (2)                                          (760)              8,817
                                                   --------            --------
       Total Properties                               7,430              15,194
    Nevada Club                                         (10)               (260)
    Harolds Club                                        (32)                 --
                                                   --------            --------
       Total EBITDA                                   7,388              14,934
    Adjustments to EBITDA (4)                            42              (7,644)
                                                   --------            --------
       Adjusted EBITDA                             $  7,430            $  7,290
                                                   ========            ========

--------------

(1) Includes (i) fees from Cliff Castle Management Agreement and the Turning Stone settlement agreement for the 1998 Q2 Period and (ii) non-recurring revenue of $8.0 million received in connection with the termination of the Cliff Castle Management Agreement for the 1998 Q2 Period.

(2) Includes (i) fees from Cliff Castle Management Agreement and the Turning Stone settlement agreement for the 1998 Q2 Period; (ii) non-recurring revenue of $8.0 million received in connection with the termination of the Cliff Castle Management Agreement for the 1998 Q2 Period, net of corporate expenses not allocated to the Properties and expenses of FI; and (iii) corporate expenses not allocated to the Properties for the 1999 Q2 Period.

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

(4) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club and Harolds Club for both periods presented and (ii) exclusion of non-recurring revenue of $8.0 million received in connection with the termination of the Cliff Castle Management Agreement for the 1998 Q2 Period.


OPERATING REVENUES

         Total revenues for the Properties were $56.9 million and net operating revenues were $52.3 million for the 1999 Q2 Period, representing decreases of 8.5% and 9.4%, respectively, over total revenues of $62.2 million and net operating revenues of $57.7 million for the 1998 Q2 Period. Such decreases were the result of the $8.0 million non-recurring payment received in connection with the termination of the Cliff Castle Management Agreement in the 1998 Q2 Period. Excluding the non-recurring payment of $8.0 million of the $8.2 million received in the 1998 Q2 Period results in a 5.2% increase in net operating revenues.

         The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties represented 78.1% and 64.9% of total revenues for the Properties for the 1999 and 1998 Q2 Periods, respectively. Casino revenues for the Properties (of which approximately 87.4% and 81.9% were derived from slot machine revenues for the 1999 and 1998 Q2 Periods, respectively) increased 10.2% to $44.5 million for the 1999 Q2 Period from the $40.4 million recorded for the 1998 Q2 Period. Casino revenues increased primarily due to improved results from marketing strategies, an effective guest development program and continued improvement of the slot product. Casino revenues increased 8.7% at Fitzgeralds Las Vegas for the reasons noted above. At Fitzgeralds Tunica, casino revenues increased 19.7% due to the reasons noted above as well as a result of the opening of the connector road. Fitzgeralds Reno casino revenues increased 3.3% for the reasons stated above, as well as due to improved weather conditions over the mountains to Reno. Fitzgeralds Black Hawk casino revenues were negatively impacted by the opening of the Lodge and the Isle of Capri in 1998 as revenue growth increased only 3.6% for the 1999 Q2 Period.

         Room revenues for the Properties (at 9.7% and 8.8% of total revenues for the Properties for the 1999 and 1998 Q2 Periods, respectively) increased 0.3% from the 1998 Q2 Period. Fitzgeralds Reno room revenues decreased 6.4% due primarily to the off year for a national bowling tournament. The average occupancy rate decreased to 92.7% in the 1999 Q2 Period from 96.2% in the 1998 Q2 Period while the average daily rate decreased 4.9% for the 1999 Q2 Period. Room revenues increased 1.5% at Fitzgeralds Las Vegas due to a higher average occupancy rate which increased to 94.8% for the 1999 Q2 Period from 93.4% for the 1998 Q2 Period, while the average daily rate decreased 0.4% for the 1999 Q2 Period. At Fitzgeralds Tunica, room revenues increased 4.3% as the average occupancy rate decreased to 92.6% for the 1999 Q2 Period from 92.9% for the 1998 Q2 Period; however, the average daily rate increased 8.0% for the 1999 Q2 Period.

         Food and beverage revenues for the Properties (at 10.8% and 10.0% of total revenues for the Properties for the 1999 and 1998 Q2 Periods, respectively) decreased approximately $0.1 million or 1.9% for the 1999 Q2 Period. The Tunica and Reno properties experienced revenue increases of 6.1% and 4.4%, respectively. Food and beverage revenues at Fitzgeralds Las Vegas and Black Hawk decreased approximately 11.4% and 3.9%, respectively. The decrease in Las Vegas is due to changes in the utilization of food product as a marketing strategy to generate traffic volumes. The decrease in Black Hawk is due to increased gaming competition in the Black Hawk market.

         Other revenues for the Properties decreased $9.3 million primarily as a result of the termination of the Cliff Castle Management Agreement and completion of the settlement agreement with Turning Stone in 1998.

         Promotional allowances for the Properties increased $0.1 million or 2.8% for the 1999 Q2 Period primarily as a result of increased casino volumes.

OPERATING COSTS AND EXPENSES

         Total operating costs and expenses for the Properties increased 5.4% to $48.4 million for the 1999 Q2 Period from $46.0 million for the 1998 Q2 Period due primarily to increases in marketing and payroll costs.

         Casino expenses for the Properties were $22.7 million for the 1999 Q2 Period, a 18.1% increase from the $19.2 million for the 1998 Q2 Period. Increases in casino expenses were primarily driven by increases in payroll, gaming revenue taxes, revenue participation slot machine expenses and promotional expenses incurred by the casino department. Food and beverage expenses for the Properties decreased 18.3% to $3.6 million for the 1999 Q2 Period from $4.4 million for the 1998 Q2 Period. The decrease in food and beverage expenses is due to the 1.9% decrease in the food and beverage revenue and a decrease of 33.9% in food and beverage expenses at Fitzgeralds Las Vegas for the 1999 Q2 Period. Room expenses for the Properties increased 1.9% to $3.2 million for the 1999 Q2 Period. At the Las Vegas and Reno properties, room expenses decreased by 1.2% and 2.5%, respectively, while the room expenses at the Tunica property increased 7.8%. Selling, general and administrative expenses for the Properties decreased 1.8% to $14.9 million for the 1999 Q2 Period from $15.1 million for the 1998 Q2 Period. Selling, general and administrative expenses for the 1999 Q2 Period includes $0.4 million of professional fees incurred in conjunction with the development of the Company's restructuring plan.

         Personnel expenses for the Properties increased 3.3% to approximately $20.1 million for the 1999 Q2 Period from approximately $19.5 million for the 1998 Q2 Period. The increase is due to continued competitive pressures in the Tunica and the Black Hawk markets as personnel expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk increased 7.5% and 8.1%, respectively, from the 1998 Q2 Period, while Fitzgeralds Las Vegas decreased 0.7% and Fitzgeralds Reno increased 0.7%.

         Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player tracking card, increased 5.2% for the 1999 Q2 Period. More intensive marketing efforts were undertaken in response to increasing competitive pressures. At Fitzgeralds Black Hawk and Fitzgeralds Las Vegas marketing expenses increased 54.9% and 17.3%, respectively, for the 1999 Q2 Period.

         Depreciation and amortization expenses of the Properties increased 0.2% to $3.5 million for the 1999 Q2 Period.

INCOME FROM OPERATIONS

         Income from operations for the Properties decreased 66.8% to $3.9 million for the 1999 Q2 Period from $11.7 million for the 1998 Q2 Period. The decrease is due primarily to the termination of the Cliff Castle Management Agreement in June of 1998 and the completion of the settlement agreement with Turning Stone in September of 1998.

NET INTEREST EXPENSE

         Interest expense for the Properties (net of interest income) increased 6.2% to $6.9 million for the 1999 Q2 Period. As of July 4, 1999, the Company had accrued for, but as of the date hereof has not made, the regularly scheduled interest payment of $12.5 million on the Senior Secured Notes which was due and payable on June 15, 1999. Failure to make the scheduled payment on June 15, 1999, resulted in an increase in the interest rate of 1% to 13 1/4 % effective June 16, 1999.

NET LOSS

         Net loss for the Properties increased $6.7 million from net income of $3.7 million in the 1998 Q2 Period to a net loss of $3.0 million for the 1999 Q2 Period. The decrease is due to the termination of the Cliff Castle Management Agreement and the completion of the settlement agreement with Turning Stone.

LIQUIDITY AND CAPITAL RESOURCES

         At July 4, 1999, the Company had unrestricted cash of $22.5 million, compared to $13.0 million at December 31, 1998 and $18.8 million at June 28, 1998. The Company's sources of liquidity and cash flows during the Cumulative 1999 Period were operations of $12.4 million and proceeds from sale of assets of $2.4 million. Uses of liquidity during the Cumulative 1999 Period included acquisition of property and equipment of $2.1 million and repayment of long-term debt of $3.5 million.

         Net cash provided by investing activities was $0.8 million for the Cumulative 1999 Period as compared to net cash used of $2.6 million for the Cumulative 1998 Period. Net cash used in financing activities was $3.7 million and $4.6 million for the Cumulative 1999 and 1998 Periods, respectively.

         The Company's principal sources of capital will consist of cash from operations, the Credit Facility, and vendor and third party financing of gaming and other equipment. In October

1998, the Company established the $15.0 million Credit Facility with a lending institution, of which up to $5.0 million was permitted to be used for capital projects at Fitzgeralds Black Hawk and up to $10.0 million of which was permitted to be used for general corporate purposes. The Credit Facility is secured by a lien on substantially all of the Company's assets, which lien is senior to the lien securing the Senior Secured Notes. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, its relatively high degree of leverage has prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors do not see any way to resolve this problem without restructuring the Company's indebtedness. Therefore, on May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes and, as of July 15, 1999, the Company had not (and as of the date hereof has not) made the regularly scheduled interest payment of $12.5 million on the Senior Secured Notes which was due and payable on June 15, 1999. Accordingly, an Event of Default under the Indenture pursuant to which the Senior Secured Notes were issued occurred on July 15, 1999 and is continuing. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the Senior Secured Notes and declare the unpaid principal and interest to be due and payable. In the event the Senior Secured Notes are accelerated, the Company would not have the resources available to repay such indebtedness.

         A default on the Senior Secured Notes constitutes a default under the Credit Facility and, although the Company believes the lending institution under the Credit Facility will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances, that it would not accelerate payment of amounts outstanding under the Credit Facility or that it would refrain from exercising any other remedies available to it. As of July 4, 1999, the Company had borrowed $3.0 million under the Credit Facility. On July 21, 1999, the Company repaid substantially all amounts borrowed under the Credit Facility.

         By terminating the interest payments on the Senior Secured Notes until such time as a restructuring plan has been negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

EBITDA AND ADJUSTED EBITDA

         The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $15.3 million for the Cumulative 1999 Period and $23.3 million for the Cumulative 1998 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $15.3 million for the Cumulative 1999 Period and $15.4 million for the Cumulative 1998 Period (which $15.4 million does not include $8.0 million of the $8.2 million received in connection with the termination of the Cliff Castle Management Agreement). Adjusted EBITDA is determined based on the adjustments described in
Note 4 to "Statement of Operations Data." EBITDA and Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

RATIO OF EARNINGS TO FIXED CHARGES

         The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $6.0 million for the Cumulative 1999 Period; however, the Fixed Charge Coverage Ratio was 1.10 for the Cumulative 1998 Period.

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

         The Company will utilize both internal and external resources to test, program and/or replace applications to ensure that they are Year 2000 compliant. Completion of this project is anticipated by October 31, 1999. The costs associated with the Year 2000 project are expected to be approximately $0.9 million; however, the Company has not finalized its investigation. The Company has incurred approximately 74% of such costs through the Cumulative 1999 Period and anticipates that the remaining portion of the estimated cost will be incurred through October 31, 1999. Approximately $0.7 million of the cost is expected to be capitalized with the remaining amount expensed as incurred. Such costs are expected to be funded through operating cash flows as well as vendor and third party financing. Costs of hardware and software required to be purchased as a result of the Year 2000 issue will be capitalized in accordance with normal policy. Personnel and all other costs related to the project will be expensed as incurred. The conversion of most purchased applications will be completed under the terms of maintenance agreements which provide for the conversion of such applications at no additional cost. All equipment and other operating systems are currently being evaluated to determine if Year 2000 issues have an effect on their ability to perform their respective functions. The Company has not established a comprehensive contingency plan at this time, although its primary alternative is to operate manual systems. The Company depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies and financial institutions to reliably deliver their products and services. The Company believes that its most reasonable likely worst case scenario is dependent on the extent to which any of these parties experience Year 2000 problems in their systems. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers. As the Company pursues its implementation of its Year 2000 compliance plan, it will continue to evaluate the need for contingency plans for those areas which might be at risk for being Year 2000 compliant.

         Based on its investigation to date, the Company does not believe that it will experience any significant adverse effects or material unbudgeted costs associated with the Year 2000 project; however, the Company cannot provide any assurance in this regard and any such cause or effect could materially and adversely affect the Company.

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The fair market value of the Company's fixed debt obligations, which include the Senior Secured Notes as well as other obligations, have decreased to approximately $115.8 million at July 4, 1999, compared to $119.6 million at December 31, 1998. It is uncertain at this time the impact the May 13, 1999 Board of Directors decision will have on the fair market value of the portion of the fixed debt which includes the Senior Secured Notes. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

HAROLDS CLUB

         On June 18, 1999, Harrah's Entertainment, Inc. closed on the purchase of Harolds Club and the Nevada Club. Concurrent with the closing and pursuant to the terms of certain settlement and lease termination agreements, each of the lawsuits filed against Fitzgeralds Reno arising out of its contingent obligations for certain Harolds Club land lease obligations were dismissed with prejudice and, with respect to the lawsuits wherein judgment had been recorded, satisfactions of judgment have been entered.

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

         On November 30, 1998, the Company filed a lawsuit against the City of Reno to challenge the method by which the special assessment to be levied against the Company was determined. Based on preliminary plans prepared by the City of Reno, Fitzgeralds Reno would expect to lose several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and be required to relocate the hotel entrance currently on Commercial Row. The City of Reno has also subsequently indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway. Implementation of the ReTRAC Project as currently proposed would cause the Company to suffer significant and permanent loss in business revenue and income; certain operating efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass. The City of Reno filed an answer to the Company's lawsuit on January 19, 1999. On or about June 1, 1999, George Karadanis and Robert Maloff d/b/a Sundowner Hotel and Casino (the "Sundowner") filed a Motion for Leave to Intervene as plantiffs in the Company's lawsuit against the City of Reno. The Sundowner is situated in the same special assessment district at issue in the lawsuit. Notwithstanding the Company's opposition to the Motion for Leave to Intervene, on July 21, 1999, the court entered an Order granting said motion. The Sundowner filed its Complaint in Intervention on July 27, 1999. The case is expected to proceed in the nature of a judicial review of the Reno City Council's administrative record relating to the creation of the

ReTRAC Project special assessment district. It is anticipated that a decision on the merits of the Company's claims will be decided subsequent to the filing of opening and reply briefs; however, oral arguments may be requested, in which case a hearing will be held. A hearing date has not yet been set.

         The Company has received no assurance as to whether or when the City of Reno will negotiate mitigation measures and whether such measures could or would fully compensate the Company for the fair market value of its property and anticipated operating losses.

         The Company is a party to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         (a) As previously reported in its Report on Form 8-K filed July 22, 1999, the Company is in default on its $205.0 million Senior Secured Notes. That default resulted in a cross default under the Company's $15.0 million Credit Facility. See also Note 4 of Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Report on Form 10-Q. As of the date of this Form 10-Q, the total arrearage on the Senior Secured Notes was $12.5 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In February 1999, the Company entered into negotiations for an agreement with unaffiliated third parties pursuant to which Fitzgeralds Las Vegas, Inc. would have leased a portion of its property for the construction of a chilled water facility. In connection with the proposed lease, the Company solicited the consent of the holders of the Senior Secured Notes authorizing the Trustee for the Senior Secured Notes to enter into a non-disturbance agreement for the proposed project. Although holders of a majority in interest of the Secured Senior Notes consented to the proposed action, one of the primary third parties elected not to proceed with the project. Subsequently, the Company was approached by one of the former third parties, who together with certain other unaffiliated third parties, proposed to proceed with a similar chilled water facility. On July 2, 1999, a second, substantially similar consent solicitation was sent to the holders of the Senior Secured Notes and holders of a majority in interest of the Senior Secured Notes have consented to the request.

ITEM 5.  OTHER INFORMATION.

         On July 22, 1999, the Company filed a Report on Form 8-K, Item 5, concerning a default on its Senior Secured Notes. The Form 8-K included information regarding the Company's initial proposal to the holders of its Senior Secured Notes, a summary of the Company's proposal for substantial additional capital expenditures at its Black Hawk and Tunica properties, summary EBITDA (excluding restructuring costs, which may be substantial) projections for both a base case and the Company's proposed capital expenditure case, and a discussion of certain risks and uncertainties attendant thereto. In addition to the normal business and other risks associated with any forward-looking information and substantial capital expenditure program, there are substantial additional risks in this situation due to the virtual certainty of the necessity for a proceeding under the federal bankruptcy law and for regulatory proceedings under the gaming laws of Nevada, Mississippi and Colorado. Bankruptcy court approval may well require the consent of claimants and other constituencies in addition to the holders of the Senior Secured Notes and obtaining such consents may be difficult, if not impossible, and time-consuming. The requirements for approval by the various gaming regulatory authorities may also be time-consuming and licensure or other gaming regulatory approval of individual security holders may be required depending on the nature of any plan that is ultimately approved. In assessing possible outcome of the Company's proposed restructuring, these and all of the other factors more fully elaborated in the Form 8-K should be given careful consideration.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         10.1: Employment Agreement dated June 28, 1999, between Fitzgeralds Gaming Corporation and Philip D. Griffith.

         27(c):  Financial Data Schedule

(b)   Reports on Form 8-K

         Report on Form 8-K, Item 5, filed on May 6, 1999 Report on Form 8-K,
         Item 5, filed on May 14, 1999 Report on Form 8-K, Item 5, filed on June 25, 1999 Report on Form 8-K, Item 5, filed on July 22, 1999

SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 17, 1999


                                          FITZGERALDS GAMING CORPORATION



                                          /s/ Michael E. McPherson
                                          -----------------------------------
                                          Michael E. McPherson
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer, Principal
                                          Financial Officer and Principal
                                          Accounting Officer)