Form 10-Q
period 1999-10-03
FITZGERALDS GAMING CORP
filed 1999-11-12
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999

                         Commission file number: 0-26518

                         FITZGERALDS GAMING CORPORATION
             (Exact name of registrant as specified in its charter)

             NEVADA                                88-0329170
     (State or other jurisdiction                 (IRS Employer
          of incorporation                     Identification Number)
          or organization)

                     301 FREMONT STREET, LAS VEGAS NV 89101
              (Address of principal executive offices) (Zip Code)

                                 (702) 388-2400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

            Shares outstanding of each of the registrant's classes of
                      common stock as of November 10, 1999


             Class                        Outstanding as of November 10, 1999
             -----                        -----------------------------------
   Common stock, $.01 par value                    5,508,082

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION
             Item 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       Condensed Consolidated Balance Sheets as of October 3, 1999 and
                       December 31, 1998                                                         4

                       Condensed Consolidated Statements of Operations for the Quarters and
                       Three Quarters Ended October 3, 1999 and September 27, 1998               6

                       Condensed Consolidated Statements of Cash Flows for the Three
                       Quarters Ended October 3, 1999 and September 27, 1998                     7

                       Notes to Condensed Consolidated Financial Statements                      8

             Item 2    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                    13

             Item 3    Quantitative and Qualitative Disclosures About Market Risk               27

PART II      OTHER INFORMATION                                                                  28

             SIGNATURES                                                                         31

                                     PART I

                              FINANCIAL INFORMATION



                                     ITEM 1

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
OCTOBER 3, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------
ASSETS                                                          OCT. 3, 1999       DEC. 31, 1998
                                                              -----------------   ----------------
CURRENT ASSETS:
    Cash and cash equivalents                                    $  22,108,957       $ 13,038,589
    Restricted cash                                                          -            537,179
    Accounts receivable, net of allowance for doubtful
       accounts of $368,884 and $345,340                             1,058,147          1,437,095
    Advances to affiliated companies                                         -              3,154
    Inventories                                                      1,214,482          1,375,443
    Prepaid expenses:
       Gaming taxes                                                  1,625,620          1,209,825
       Other                                                         2,839,790          2,487,170
                                                                 -------------       ------------
         Total current assets                                       28,846,996         20,088,455
                                                                 -------------       ------------
PROPERTY AND EQUIPMENT, net                                        153,046,747        159,714,663
                                                                 -------------       ------------

OTHER ASSETS:
    Estimated realizable value of assets held for sale                       -          4,122,842
    Restricted cash                                                  1,744,000          1,459,000
    Restricted investment                                              200,000            200,000
    Debt offering costs, net                                         7,273,155          8,319,745
    Line of credit costs, net                                          413,912            408,051
    Goodwill, net                                                   13,418,965         13,681,296
    Other assets                                                     1,588,133          1,046,155
                                                                 -------------       ------------
         Total other assets                                         24,638,165         29,237,089
                                                                 -------------       ------------
MINORITY INTEREST                                                      177,846            157,257
                                                                 -------------       ------------
TOTAL                                                            $ 206,709,754       $209,197,464
                                                                 =============       ============

                                                                     (continued)



See Notes to Condensed Consolidated Financial Statements            Page 4 of 31

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)
OCTOBER 3, 1999 AND DECEMBER 31, 1998
----- -------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         OCT. 3, 1999             DEC. 31, 1998
                                                                 ------------             -------------
CURRENT LIABILITIES:

    Current portion of long-term debt                           $ 204,164,447            $   4,634,747
    Current portion of notes payable - related parties                     --                  304,637
    Accounts payable                                                3,484,980                8,139,479
    Accrued and other:
       Payroll and related                                          4,125,592                5,010,169
       Progressive jackpots                                         1,384,001                1,311,074
       Outstanding chips and tokens                                   523,997                  728,254
       Interest                                                    20,922,357                1,131,466
       Other                                                        7,683,585                6,632,472
                                                                -------------            -------------
         Total current liabilities                                242,288,959               27,892,298

LONG-TERM DEBT, net of current portion                              1,046,094              208,204,024
                                                                -------------            -------------
         Total liabilities                                        243,335,053              236,096,322
                                                                -------------            -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
    $.01 par value; $25 stated value; 800,000 shares
    authorized, issued and outstanding; liquidation
    preference $20,000,000 stated value plus accrued
    dividends of $14,915,450 and $11,264,632 recorded
    at liquidation preference, net of unamortized
    offering costs and discount of $6,420,963
    and $6,863,461, respectively                                   28,494,484               24,401,171
                                                                -------------            -------------

STOCKHOLDERS' DEFICIENCY:

    Common stock, $.01 par value; 29,200,000 shares
       authorized; 5,508,082 shares issued and outstanding             55,080                   40,128
    Additional paid-in capital                                     23,954,216               23,649,582
    Accumulated deficit                                           (89,129,079)             (74,989,739)
                                                                -------------            -------------
         Total stockholders' deficiency                           (65,119,783)             (51,300,029)
                                                                -------------            -------------
TOTAL                                                           $ 206,709,754            $ 209,197,464
                                                                =============            =============


See Notes to Condensed Consolidated Financial Statements            Page 5 of 31

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE QUARTERS AND THREE QUARTERS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
--------------------------------------------------------------------------------------------------------------------------
                                                             QUARTERS ENDED                       THREE QUARTERS ENDED
                                                   -------------------------------      ----------------------------------
                                                        Oct. 3,          Sept. 27,            Oct. 3,             Sept. 27,
                                                         1999              1998                1999                 1998
                                                   --------------    -------------      --------------       --------------
OPERATING REVENUES:
   Casino                                          $ 44,203,167       $ 42,396,425       $ 132,640,237       $ 121,575,693
   Food and beverage                                  6,327,437          6,441,054          18,931,555          18,616,266
   Rooms                                              5,529,703          5,529,700          16,560,459          15,799,994
   Other                                                903,414          1,338,972           2,614,870          13,612,654
                                                   ------------       ------------       -------------       -------------
     Total                                           56,963,721         55,706,151         170,747,121         169,604,607
   Less promotional allowances                        4,820,133          4,816,276          14,311,305          13,569,104
                                                   ------------       ------------       -------------       -------------
     Net                                             52,143,588         50,889,875         156,435,816         156,035,503
                                                   ------------       ------------       -------------       -------------
OPERATING COSTS AND EXPENSES:
   Casino                                            20,379,610         20,359,314          63,514,744          57,444,870
   Food and beverage                                  4,636,103          4,534,614          12,386,348          13,030,976
   Rooms                                              3,200,872          2,937,327           9,627,763           8,933,597
   Other operating expense                              493,337            524,950           1,645,469           1,568,190
   Selling, general and administrative               16,691,757         15,035,578          47,290,530          44,987,099
   Depreciation and amortization                      3,531,674          3,388,553          10,568,421          10,151,299
   Write-down of assets and lease settlement                 --                 --              34,061             332,144
                                                   ------------       ------------       -------------       -------------
     Total                                           48,933,353         46,780,336         145,067,336         136,448,175
                                                   ------------       ------------       -------------       -------------
INCOME FROM OPERATIONS                                3,210,235          4,109,539          11,368,480          19,587,328

OTHER INCOME (EXPENSE):
   Interest income                                      149,874            144,899             318,351             363,156
   Interest income - stockholders                        47,390                  4              42,114                   4
   Interest expense                                  (7,433,527)        (6,773,710)        (21,678,042)        (20,380,072)
   Interest expense - stockholders                           --             (4,742)                 --             (14,064)
   Other expense                                         (4,760)          (602,513)            (96,930)         (1,942,889)
                                                   ------------       ------------       -------------       -------------
NET LOSS                                             (4,030,788)        (3,126,523)        (10,046,027)         (2,386,537)

PREFERRED STOCK DIVIDENDS                            (1,414,965)        (1,211,201)         (4,093,313)         (3,513,155)
                                                   ------------       ------------       -------------       -------------

NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS                                    $ (5,445,753)      $ (4,337,724)      $ (14,139,340)      $  (5,899,692)
                                                   ============       ============       =============       =============
LOSS PER COMMON SHARE - BASIC                      $      (1.36)      $      (1.08)      $       (3.50)      $       (1.47)
                                                   ============       ============       =============       =============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING BASIC                                  4,078,571          4,012,846           4,034,516           4,012,846
                                                   ============       ============       =============       =============

See Notes to Condensed Consolidated Financial Statements            Page 6 of 31

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE QUARTERS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998
---------------------------------------------------------------------------------------------------
                                                              OCT. 3, 1999           SEPT. 27, 1998
                                                              ------------           --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 18,531,642             $ 17,188,272
                                                              ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                 2,457,605                  497,125
    Acquisition of property and equipment                       (3,098,296)              (5,235,252)
    Decrease in restricted cash                                    252,179                  193,987
    Other                                                               --                 (603,616)
                                                              ------------             ------------
    Net cash used in investing activities                         (388,512)              (5,147,756)
                                                              ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                          14,952                       --
    Payment of debt offering costs                                 (97,335)                (832,137)
    Payment of line of credit costs                               (121,478)                      --
    Repayment of long-term debt                                 (5,848,451)              (6,242,899)
    Repayment of line of credit debt                            (3,000,000)                      --
    Dividends to minority stockholders                             (20,450)              (1,827,881)
                                                              ------------             ------------
    Net cash used in financing activities                       (9,072,762)              (8,902,917)
                                                              ------------             ------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                       9,070,368                3,137,599

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       13,038,589               14,809,617
                                                              ------------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 22,108,957             $ 17,947,216
                                                              ============             ============
CASH PAID FOR INTEREST                                        $    515,677             $ 12,286,407
                                                              ============             ============


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through issuance of debt      $    541,629             $  2,560,301
Accretion of discount on preferred stock                           442,498                  362,233
Accrual of preferred stock dividends                             3,650,818                3,150,922
Accrual of debt offering costs                                          --                  431,750
Capital contribution through cancellation of debt                  304,637                       --

See Notes to Condensed Consolidated Financial Statements            Page 7 of 31

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

        The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") as of October 3, 1999 and for the quarters and three quarters ended October 3, 1999 and September 27, 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the quarter and three quarters ended October 3, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

        On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes and as of the date hereof has not paid the regularly scheduled interest payment of $12.5 million on the Senior Secured Notes which was due and payable on June 15, 1999. Accordingly, an Event of Default under the Indenture pursuant to which the Senior Secured Notes were issued has occurred and is continuing. The Company has reflected the Senior Secured Notes as a current liability, although no action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the Senior Secured Notes and declare the unpaid principal and interest to be due and payable. Failure to make the scheduled payment on June 15, 1999, resulted in an increase in the interest rate of 1% to 13 1/4%, effective June 16, 1999.

        A default on the Senior Secured Notes constitutes a default under the Credit Facility and, although the Company believes the lending institution under the Credit Facility will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances. The Company has repaid substantially all amounts borrowed under the Credit Facility.

5.      Earnings Per Share

        During the three quarters ended October 3, 1999 and September 27, 1998, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. As of September 27, 1998, the Company had outstanding warrants ("Warrants") to purchase 1,971,835 shares of the Company's Common Stock at $0.01 per share. On September 29, 1999, the Company issued 1,495,236 shares of

Common Stock pursuant to the exercise of such Warrants. Warrants for the purchase of the 476,599 additional shares of Common Stock expired on December 19, 1998. The Company issued the Common Stock to exercising Warrant holders in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933 on the basis that there was no public offering of the Common Stock underlying the Warrants. Options to purchase 544,261 and 570,524 shares of Common Stock at prices ranging from $1.00 to $1.10 per share were outstanding at October 3, 1999 and September 27, 1998, respectively. Such options are not included in the computation of diluted earnings per share for the quarters and three quarters ended October 3, 1999 and September 27, 1998; in addition, the Warrants are not included in the computation of diluted earnings per share for the quarter and three quarters ended September 27, 1998, because to do so would have been antidilutive.

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

                                                        For the Quarters Ended
                                                   -------------------------------
                                                    Oct. 3, 1999    Sept. 27, 1998
                                                   -------------    --------------
                                                             (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas                             $ 12,393         $ 11,711
    Fitzgeralds Tunica                                  18,911           18,206
    Fitzgeralds Reno                                    11,297           11,261
    Fitzgeralds Black Hawk                               9,543            9,383
    Other                                                   --              267
                                                      --------         --------
         Total Properties                               52,144           50,828
    Nevada Club                                             --               62
                                                      --------         --------
Total                                                 $ 52,144         $ 50,890
                                                      ========         ========
Income (loss) from operations:
    Fitzgeralds Las Vegas                             $   (812)        $   (875)
    Fitzgeralds Tunica                                   1,398            1,200
    Fitzgeralds Reno                                     1,439            1,517
    Fitzgeralds Black Hawk                               2,289            2,149
    Other                                               (1,092)              66
                                                      --------         --------
         Total Properties                                3,222            4,057
    Nevada Club                                            (12)              53
                                                      --------         --------
Total                                                 $  3,210         $  4,110
                                                      ========         ========


Reconciliation of total business segment operating income to consolidated net loss:

                                                              For the Quarters Ended
                                                          ------------------------------
                                                          Oct. 3, 1999    Sept. 27, 1998
                                                          ------------    --------------
                                                                   (in thousands)
Total  segment operating income:                             $ 4,314          $ 3,991
    Nevada Club                                                  (12)              53
    Other                                                     (2,089)            (813)
    Eliminations                                               3,605            4,015
    Interest income                                              150              145
    Interest income - shareholder and intercompany             7,948            8,171
    Interest expense                                          (7,434)          (6,774)
    Interest expense - shareholder and intercompany           (7,883)          (8,158)
    Other expense                                             (2,630)          (3,757)
                                                           ---------        ---------
Net loss                                                    $ (4,031)        $ (3,127)
                                                           =========        =========

                                                 For the Three Quarters Ended
                                                 -------------------------------
                                                 Oct. 3, 1999     Sept. 27, 1998
                                                 -------------    --------------
                                                          (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas                           $  39,765         $  36,991
    Fitzgeralds Tunica                                 57,305            50,564
    Fitzgeralds Reno                                   31,559            30,211
    Fitzgeralds Black Hawk                             27,807            27,297
    Other                                                  --            10,911
                                                    ---------         ---------
         Total Properties                             156,436           155,974
    Nevada Club                                            --                62
                                                    ---------         ---------
Total                                               $ 156,436         $ 156,036
                                                    =========         =========
Income (loss) from operations:
    Fitzgeralds Las Vegas                           $    (208)        $    (666)
    Fitzgeralds Tunica                                  5,283             1,696
    Fitzgeralds Reno                                    2,774             2,373
    Fitzgeralds Black Hawk                              5,918             7,057
    Other                                              (2,318)            9,841
                                                    ---------         ---------
         Total Properties                              11,449            20,301
    Nevada Club                                           (46)             (613)
    Harolds Club                                          (34)             (101)
                                                    ---------         ---------
Total                                               $  11,369         $  19,587
                                                    =========         =========


Reconciliation of total business segment operating income to consolidated net loss:

                                                          For the Three Quarters Ended
                                                        -------------------------------
                                                        Oct. 3, 1999     Sept. 27, 1998
                                                        ------------     --------------
                                                                 (in thousands)
Total segment operating income:                          $ 13,767           $ 10,460
    Nevada Club                                               (46)              (613)
    Harolds Club                                              (34)              (101)
    Other                                                  (5,343)            (6,843)
    Eliminations                                            9,824              5,777
    Interest income                                           318                363
    Interest income - shareholder and intercompany         24,105             23,581
    Interest expense                                      (21,679)           (20,380)
    Interest expense - shareholder and intercompany       (24,009)           (23,542)
    Other expense                                          (6,949)            (4,775)
                                                         --------           --------
Net loss                                                 $(10,046)          $ (2,387)
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

        On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes and as of the date hereof has not paid the regularly scheduled interest payment of $12.5 million on the Senior Secured Notes which was due and payable on June 15, 1999. Accordingly, an Event of Default under the Indenture pursuant to which the Senior Secured Notes were issued has occurred and is continuing. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the Senior Secured Notes and declare the unpaid principal and interest to be due and payable.

        The Company is aware that an informal committee (the "Committee"), representing holders of a majority in interest of the Senior Secured Notes, has been formed and that the Committee has retained both a financial adviser and legal counsel, certain costs of which are being borne by the Company. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness.

        Unless the context otherwise requires, the "Company" refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive office of the Company is located at 301 Fremont Street, Las Vegas, Nevada 89101; telephone (702) 388-2400; facsimile (702) 382-5562.

        In the narrative discussion below, the "Cumulative 1999 Period" is defined as the three quarters ended October 3, 1999 and the "Cumulative 1998 Period" is defined as the three quarters ended September 27, 1998, resulting in the Cumulative 1999 Period having an additional six days of operating results compared to the Cumulative 1998 Period. The "1999 Q3 Period" is defined as the quarter ended October 3, 1999, and the "1998 Q3 Period" is defined as the quarter ended September 27, 1998. Financial performance is focused on the principal ongoing operating properties of the Company, which include Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Black Hawk, collectively referred to as (the "Properties"). In June 1998, Fitzgeralds Arizona Management, Inc. ("FAMI"), a subsidiary 85% owned by the Company, entered into a termination agreement with the Yavapai-Apache Indian Nation, wherein the parties mutually agreed to terminate the exclusive agreement (the "Management Agreement") for FAMI to manage the Cliff Castle Casino ("Cliff Castle"), a gaming facility in Camp Verde, Arizona. The 1998 results for the Properties include payments for the settlement agreement with the Turning Stone Casino ("Turning Stone") and fees earned from the Cliff Castle Management Agreement. Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 in anticipation of its sale which occurred on June 18, 1999, and in management's opinion, is not material to the ongoing operations of the Company. Corporate expense of $0.25 million for each of the three quarters represented is allocated to each of the four Properties as an operating expense. The remainder of the unallocated corporate expense is included in Other Operations of the Properties. See footnote 2 of the Statement of Operations Data.

THREE QUARTERS ENDED OCTOBER 3, 1999 COMPARISON TO THREE QUARTERS ENDED SEPTEMBER 27, 1998

        The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 1999 Period and the Cumulative 1998 Period. EBITDA from the Properties (excluding fees from the Cliff Castle Management Agreement and the settlement agreement with Turning Stone for the Cumulative 1998 Period and the unallocated corporate expenses for both Cumulative 1999 and 1998 Periods), improved in the Cumulative 1999 Period to $24.3 million from $20.4 million for the Cumulative 1998 Period. EBITDA for the Properties decreased to $22.0 million for the Cumulative 1999 Period from $30.4 million for the Cumulative 1998 Period primarily due to the Cliff Castle Management Agreement which provided $9.8 million in revenue and the settlement agreement with Turning Stone, which provided $1.1 million, in revenue in the Cumulative 1998 Period. In addition, the Company incurred $1.6 million of professional fees and expenses in conjunction with the ongoing development and negotiation of the Company's restructuring plan in the Cumulative 1999 Period. Such expenses include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors increased $0.2 million to $23.6 million for the Cumulative 1999 Period from $23.4 million for the Cumulative 1998 Period (which $23.4 million does not include $7.0 million of the $8.0 million received as payment for the termination of the Cliff Castle Management Agreement). For a definition of EBITDA and Adjusted EBITDA, see footnotes 3 and 5 of the Statement of Operations Data.

                                                    FOR THE THREE QUARTERS ENDED
                                                  -------------------------------
STATEMENT OF OPERATIONS DATA                      OCT. 3, 1999      SEPT. 27, 1998
                                                  ------------      --------------
                                                           (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                           $  39,765         $  36,991
    Fitzgeralds Tunica                                 57,305            50,564
    Fitzgeralds Reno                                   31,559            30,211
    Fitzgeralds Black Hawk                             27,807            27,297
    Other(1)                                               --            10,911
                                                    ---------         ---------
       Total                                        $ 156,436         $ 155,974
    Nevada Club                                            --                62
                                                    ---------         ---------
       Total                                        $ 156,436         $ 156,036
                                                    =========         =========
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                           $    (208)        $    (666)
    Fitzgeralds Tunica                                  5,283             1,696
    Fitzgeralds Reno                                    2,774             2,373
    Fitzgeralds Black Hawk                              5,918             7,057
    Other(2)                                           (2,318)            9,841
                                                    ---------         ---------
       Total Properties                                11,449            20,301
    Nevada Club                                           (46)             (613)
    Harolds Club                                          (34)             (101)
                                                    ---------         ---------
       Total                                        $  11,369         $  19,587
                                                    =========         =========
OTHER DATA
EBITDA(3):
    Fitzgeralds Las Vegas(4)                        $   2,551         $   1,743
    Fitzgeralds Tunica                                  9,911             6,124
    Fitzgeralds Reno                                    4,602             4,165
    Fitzgeralds Black Hawk                              7,241             8,371
    Other(2)                                           (2,288)           10,046
                                                    ---------         ---------
       Total Properties                                22,017            30,449
    Nevada Club                                           (46)             (609)
    Harolds Club                                          (34)             (101)
                                                    ---------         ---------
       Total EBITDA                                    21,937            29,739
    Adjustments to EBITDA(5)                            1,711            (6,290)
                                                    ---------         ---------
       Adjusted EBITDA                              $  23,648         $  23,449
                                                    =========         =========

Net Cash Provided by (Used in)(6):
    Operating Activities                            $  19,084         $  17,188
    Investing Activities                                 (392)           (5,148)
    Financing Activities                               (8,765)           (8,903)
Depreciation and Amortization                          10,568            10,151
Capital Expenditures                                    3,640             5,235
Earnings to Fixed Charges(7):                              --                --

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

(4) At the end of 1998, the Company recorded an impairment loss related to its 17.65% ownership interest in the Fremont Street Experience Limited Liability Company ("FSE"). Commencing in 1999, the Company began reporting disbursements to FSE as a marketing expense. In 1998, the Company reported such disbursements as equity in an unconsolidated affiliate. Thus, amounts relating to the investment in FSE for 1998 have been reclassified to conform to the 1999 method of presentation.

(5) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club and Harolds Club for both periods presented; (ii) exclusion of 7.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement for the Cumulative 1998 Period; and (iii) exclusion of $1.6 million of professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring plan for the Cumulative 1999 Period.

(6) Includes financial results of Nevada Club and Harolds Club for both periods.

(7) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $10.0 million and $3.4 million for the Cumulative 1999 and 1998 Periods, respectively.

OPERATING REVENUES

        Total revenues for the Properties were $170.7 million and net operating revenues were $156.4 million for the Cumulative 1999 Period, representing increases of 0.7% and 0.3%, respectively, as compared to total revenues of $169.6 million and net operating revenues of $156.0 million for the Cumulative 1998 Period. Excluding the Cliff Castle Management Agreement, which provided $9.8 million in revenue and the settlement agreement with Turning Stone, which provided $1.1 million, in revenue in the Cumulative 1998 Period, results in a 7.8% increase in net operating revenues. This increase was primarily due to new marketing strategies, an effective guest development program and continued improvement of the slot product.

        The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties represented 77.7% and 71.7% of total revenues for the Properties for the Cumulative 1999 and 1998 Periods, respectively. Casino revenues for the Properties (of which approximately 84.1% and 82.3% were derived from slot machine revenues for the Cumulative 1999 and 1998 Periods, respectively) increased 9.1% to $132.6 million for the Cumulative 1999 Period from the $121.6 million recorded for the Cumulative 1998 Period. At Fitzgeralds Tunica, Fitzgeralds Las Vegas and Fitzgeralds Reno, casino revenues increased 14.5%, 9.7% and 6.0%, respectively, primarily due to the reasons stated above as well as to the opening of the connector road in Tunica and improved weather conditions over the mountains to Reno during the first two quarters of 1999. Fitzgeralds Black

Hawk casino revenues were negatively impacted by the opening of the Lodge and the Isle of Capri in 1998 as revenue growth increased only 2.3% for the Cumulative 1999 Period.

        Room revenues for the Properties (at 9.7% and 9.3% of total revenues for the Properties for the Cumulative 1999 and 1998 Periods, respectively) increased 4.8% from the Cumulative 1998 Period. Room revenues increased 9.6% at Fitzgeralds Las Vegas due to a combination of a higher average occupancy rate, which increased to 93.8% for the Cumulative 1999 Period from 89.1% for the Cumulative 1998 Period, and a higher average daily rate which increased 7.2% for the Cumulative 1999 Period. At Fitzgeralds Tunica, room revenues increased 3.7% as the average daily rate increase of 1.1% was offset by a decrease in the average occupancy rate to 93.7% for the Cumulative 1999 period from 96.0% for the Cumulative 1998 Period. Fitzgeralds Reno room revenues remained virtually the same.

        Food and beverage revenues for the Properties (at 11.1% and 11.0% of total revenues for the Properties for the Cumulative 1999 and 1998 Periods, respectively) increased approximately $0.3 million or 1.7% for the Cumulative 1999 Period. Fitzgeralds Reno and Fitzgeralds Tunica experienced revenue increases of 8.5% and 7.7%, respectively, as a result of increases in casino revenues in these two properties. Food and beverage revenues at Fitzgeralds Las Vegas and Fitzgeralds Black Hawk decreased approximately 4.9% and 7.0%, respectively. The decrease in Fitzgeralds Las Vegas is due to changes in the utilization of food product as a marketing strategy to generate traffic volumes. The decrease in Fitzgeralds Black Hawk is due to increased gaming competition in the Black Hawk market.

        Other revenues for the Properties decreased $10.9 million primarily as a result of the termination of the Cliff Castle Management Agreement and the settlement agreement with Turning Stone in 1998.

        Promotional allowances for the Properties increased $0.7 million or 5.5% for the Cumulative 1999 Period primarily as a result of increased casino volumes, as well as increased levels of competition.

OPERATING COSTS AND EXPENSES

        Total operating costs and expenses for the Properties increased 6.8% to $145.0 million for the Cumulative 1999 Period from $135.8 million for the Cumulative 1998 Period primarily due to increases in promotional expenses and personnel expenses.

        Casino expenses for the Properties were $63.5 million for the Cumulative 1999 Period, a 10.9% increase from $57.3 million for the Cumulative 1998 Period, primarily due to increases in promotional expenses incurred by the casino departments at all four of the properties. Food and beverage expenses for the Properties decreased 4.9% to $12.4 million for the Cumulative 1999 Period from $13.0 million for the Cumulative 1998 Period. The decrease in food and beverage expenses is due to improved cost controls at all the Properties, with Fitzgeralds Las Vegas achieving the largest improvement as expenses decreased 8.8% for the Cumulative 1999 Period. Room expenses for the Properties increased 7.8% to $9.6 million for the Cumulative 1999 Period from $8.9 million for the Cumulative 1998 Period. At Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Las Vegas, room expenses increased by 12.4%, 6.6% and 4.7%, respectively, primarily due to increases in personnel expenses. Selling, general and administrative expenses for the Properties increased $2.5 million to $47.2 million for the Cumulative 1999 Period, which includes $1.6 million of professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring plan. Such expenses include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee.

        Personnel expenses for the Properties increased 6.1% to $60.5 million for the Cumulative 1999 Period from $57.0 million for the Cumulative 1998 Period. The increase is due to continued competitive pressures in the Tunica and the Black Hawk markets as personnel expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk increased 11.3% and 9.8%, respectively, from the Cumulative 1998 Period.

        Marketing expenses for the Properties, which include advertising, promotional material, FSE disbursements, and special events increased 1.6% for the Cumulative 1999 Period. There were more intensive marketing efforts at Fitzgeralds Black Hawk and Fitzgeralds Las Vegas as marketing expenses increased 40.2% and 15.4% for the Cumulative 1999 Period, respectively, while Fitzgeralds Tunica and Fitzgeralds Reno marketing expenses decreased 12.8% and 3.5%, respectively.

        Depreciation and amortization expenses for the Properties increased 4.2% to $10.6 million for the Cumulative 1999 Period from $10.1 million for the Cumulative 1998 Period.

INCOME FROM OPERATIONS

        Income from operations for the Properties decreased 43.5% to $11.4 million for the Cumulative 1999 Period from $20.2 million for the Cumulative 1998 Period. The decrease is primarily due to termination of the Cliff Castle Management Agreement, which provided total revenue of $9.8 million and the settlement agreement with Turning Stone which provided $1.1 million in revenue in the Cumulative 1998 Period.

NET INTEREST EXPENSE

        Interest expense for the Properties (net of interest income) increased 7.9% to $21.3 million for the Cumulative 1999 Period from $19.8 million for the Cumulative 1998 Period, primarily due to increased debt as a result of the purchase of additional slot machines in the latter part of 1998. As of October 3, 1999, the Company had accrued for, but as of the date hereof has not paid, the regularly scheduled interest payment of $12.5 million on the Senior Secured Notes which was due and payable on June 15, 1999. Failure to make the scheduled payment on June 15, 1999, resulted in an increase in the interest rate of 1% to 13 1/4% effective June 16, 1999.

NET LOSS

        Net loss for the Properties increased $8.1 million to $9.9 million in the Cumulative 1999 Period from $1.8 million for the Cumulative 1998 Period for the reasons stated above.

QUARTER ENDED OCTOBER 3, 1999 COMPARISON TO QUARTER ENDED SEPTEMBER 27, 1998

        During the 1999 Q3 Period, the Company experienced a 2.6% increase in net revenue compared with the 1998 Q3 Period. In order to preserve market share in each of its four existing markets, the Company continues to modify its strategies regarding promotional and complimentary expenses in order to meet the competitive challenges it faces in each of the four markets in which it competes.

        The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 1999 Q3 Period and the 1998 Q3 Period. EBITDA from the Properties (excluding the settlement agreement with Turning Stone for the 1998 Q3 Period and the unallocated corporate expenses for both 1999 and 1998 Q3 Periods), improved in the 1999 Q3 Period to $7.8 million from $7.4 million for the 1998 Q3 Period. EBITDA for the Properties decreased to $6.8 million for the 1999 Q3 Period from $7.4 million for the 1998 Q3 Period primarily as a result of $1.0 million of professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring plan in the 1999 Q3 Period. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, decreased to $7.7 million for the 1999 Q3 Period from $8.5 million for the 1998 Q3 Period (which $8.5 million includes $1.0 million of the $8.0 million received as payment for the termination of the Cliff Castle Management Agreement). For a definition of EBITDA and Adjusted EBITDA, see footnotes 3 and 5 of the Statement of Operations Data.

                                                    FOR THE QUARTERS ENDED
                                             -----------------------------------
STATEMENT OF OPERATIONS DATA                  OCT. 3, 1999       SEPT. 27, 1998
                                             ----------------   ----------------
                                                      (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                       $ 12,393           $ 11,711
    Fitzgeralds Tunica                            18,911             18,206
    Fitzgeralds Reno                              11,297             11,261
    Fitzgeralds Black Hawk                         9,543              9,383
    Other(1)                                          --                267
                                                --------           --------
       Total                                    $ 52,144           $ 50,828
    Nevada Club                                       --                 62
                                                --------           --------
       Total                                    $ 52,144           $ 50,890
                                                ========           ========
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                       $   (812)          $   (875)
    Fitzgeralds Tunica                             1,398              1,200
    Fitzgeralds Reno                               1,439              1,517
    Fitzgeralds Black Hawk                         2,289              2,149
    Other(2)                                      (1,092)                66
                                                --------           --------
       Total Properties                            3,222              4,057
    Nevada Club                                      (12)                53
                                                --------           --------
       Total                                    $  3,210           $  4,110
                                                ========           ========
OTHER DATA
EBITDA(3):
    Fitzgeralds Las Vegas(4)                    $    123           $    (38)
    Fitzgeralds Tunica                             2,944              2,684
    Fitzgeralds Reno                               2,043              2,121
    Fitzgeralds Black Hawk                         2,724              2,606
    Other(2)                                      (1,081)                73
                                                --------           --------
       Total Properties                            6,753              7,446
    Nevada Club                                      (12)                53
                                                --------           --------
       Total EBITDA                                6,741              7,499
    Adjustments to EBITDA(5)                         977                952
                                                --------           --------
       Adjusted EBITDA                          $  7,718           $  8,451
                                                ========           ========

--------------

(1) Includes (i) fees from the Turning Stone settlement agreement for the 1998 Q3 Period

(2) Includes (i) fees from the Turning Stone settlement agreement for the 1998 Q3 Period; and (ii) corporate expenses not allocated to the Properties for the 1999 Q3 Period.

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

(4) At the end of 1998, the Company recorded an impairment loss related to its 17.65% ownership interest in the FSE. Commencing in 1999, the Company began reporting disbursements to FSE as a marketing expense. In 1998, the Company reported such disbursements as equity in an unconsolidated affiliate. Thus, amounts relating to the investment in FSE for 1998 have been reclassified to conform to the 1999 method of presentation.

(5) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club and Harolds Club for both periods presented; (ii) inclusion of $1.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement for the 1998 Q3 Period; and (iii) exclusion of $1.0 million of professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring plan for the 1999 Q3 Period.

OPERATING REVENUES

        Total revenues for the Properties were $57.0 million and net operating revenues were $52.1 million for the 1999 Q3 Period, representing increases of 2.4% and 2.6%, respectively, over total revenues of $55.6 million and net operating revenues of $50.8 million for the 1998 Q3 Period.

        The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties represented 77.6% and 76.1% of total revenues for the Properties for the 1999 and 1998 Q3 Periods, respectively. Casino revenues for the Properties (of which approximately 84.8% and 83.4% were derived from slot machine revenues for the 1999 and 1998 Q3 Periods, respectively) increased 4.3% to $44.2 million for the 1999 Q3 Period from the $42.4 million recorded for the 1998 Q3 Period. Casino revenues increased primarily due to improved results from marketing strategies, an effective guest development program and continued improvement of the slot product. Casino revenues increased 8.3%, 4.8%, 2.0% and 1.8% at Fitzgeralds Las Vegas, Fitzgeralds Tunica, Fitzgeralds Black Hawk, and Fitzgeralds Reno, respectively.

        Room revenues for the Properties (at 9.7% and 9.9% of total revenues for the Properties for the 1999 and 1998 Q3 Periods, respectively) remained virtually the same from the 1998 Q3 Period. Room revenues increased 7.7% at Fitzgeralds Las Vegas due to a combination of higher average occupancy rate, which increased to 91.8% for the 1999 Q3 Period from 85.6% for the 1998 Q3 Period, and an increase of 1.6% in the average daily rate for the 1999 Q3 Period. At Fitzgeralds Tunica, room revenues decreased 5.8% as the average occupancy rate decreased to 95.0% for the 1999 Q3 Period from 96.6% for the 1998 Q3 Period, and the average daily rate decreased 4.3% for the 1999 Q3 Period. Fitzgeralds Reno room revenue remained virtually unchanged as the average occupancy rate increased to 95.1% for the 1999 Q3 Period and the average daily rate decreased 2.5% for the 1999 Q3 Period.

        Food and beverage revenues for the Properties (at 11.1% and 11.6% of total revenues for the Properties for the 1999 and 1998 Q3 Periods, respectively) decreased approximately $0.1 million or 1.8% for the 1999 Q3 Period. Fitzgeralds Reno experienced a revenue increase of 7.0%, while food and beverage revenues at Fitzgeralds Black Hawk, Fitzgeralds Las Vegas and Fitzgeralds Tunica decreased 5.8%, 5.4% and 3.1%, respectively. The decrease in Fitzgeralds Black Hawk is due to increased gaming competition in the Black Hawk market, while the decrease in Fitzgeralds Las Vegas is due to changes in the utilization of food product as a marketing strategy to generate traffic volumes.

        Other revenues for the Properties decreased $0.4 million primarily as a result of the settlement agreement with Turning Stone in 1998.

        Promotional allowances for the Properties remained approximately the same from the 1998 Q3 Period.

OPERATING COSTS AND EXPENSES

        Total operating costs and expenses for the Properties increased 4.6% to $48.9 million for the 1999 Q3 Period from $46.8 million for the 1998 Q3 Period.

        Casino expenses for the Properties increased 0.1% to $20.4 million for the 1999 Q3 Period. Food and beverage expenses for the Properties increased 2.2% to $4.6 million for the 1999 Q3 Period from $4.5 million for the 1998 Q3 Period. Room expenses for the Properties increased 9.0% to $3.2 million for the 1999 Q3 Period. Room expense increased, 16.4%, 9.7% and 3.5%, respectively, at Fitzgeralds Tunica, Fitzgeralds Las Vegas and Fitzgeralds Reno, primarily due to increases in personnel expenses. Selling, general and administrative expenses for the Properties increased $0.8 million to $16.7 million for the 1999 Q3 Period, which includes $1.0 million of professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring plan. Such expenses include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee.

        Personnel expenses for the Properties increased 3.6% to approximately $20.2 million for the 1999 Q3 Period from $19.5 million for the 1998 Q3 Period. The increase is due to continued competitive pressures in the Tunica and the Black Hawk markets as personnel expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk increased 8.5% and 5.1%, respectively, from the 1998 Q3 Period, while Fitzgeralds Las Vegas and Fitzgeralds Reno remained approximately the same.

        Marketing expenses for the Properties, which include advertising, promotional material, FSE disbursements, and special events increased 1.6% for the 1999 Q3 Period. More intensive marketing efforts were undertaken in response to increasing competitive pressures at Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, as marketing expenses increased 30.4% and 12.5%, respectively, for the 1999 Q3 Period. The increases were partially offset by a 12.5% decrease at Fitzgeralds Tunica, with Fitzgeralds Reno remaining unchanged.

        Depreciation and amortization expenses of the Properties increased 4.2% to $3.5 million for the 1999 Q3 Period.

INCOME FROM OPERATIONS

        Income from operations for the Properties decreased $0.9 million to $3.2 million for the 1999 Q3 Period from $4.1 million for the 1998 Q3 Period primarily as a result of $1.0 million of professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring plan in the 1999 Q3 Period.

NET INTEREST EXPENSE

        Interest expense for the Properties (net of interest income) increased 10.1% to $7.2 million for the 1999 Q3 Period. As of October 3, 1999, the Company had accrued for, but as of the date hereof has not paid, the regularly scheduled interest payment of $12.5 million on the Senior Secured Notes which was due and payable on June 15, 1999. Failure to make the scheduled payment on June 15, 1999, resulted in an increase in the interest rate of 1% to 13 1/4%, effective June 16, 1999.

NET LOSS

        Net loss for the Properties increased $0.9 million to $4.0 million in the 1999 Q3 Period from $3.1 million for the 1998 Q3 Period for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

        At October 3, 1999, the Company had unrestricted cash of $22.1 million, compared to $13.0 million at December 31, 1998 and $17.9 million at September 27, 1998. The Company's sources of liquidity and cash flows during the Cumulative 1999 Period were operations of $18.5 million and proceeds from sale of assets of $2.5 million. Uses of liquidity during the Cumulative 1999 Period included acquisition of property and equipment of $3.1 million, repayment of long-term debt of $5.8 million and repayment of the line of credit of $3.0 million.

        Net cash used in investing activities was $0.4 million and $5.1 million for the Cumulative 1999 and 1998 Periods, respectively. Net cash used in financing activities was $9.1 million and $8.9 million for the Cumulative 1999 and 1998 Periods, respectively.

        The Company's principal sources of capital will consist of cash from operations, the Credit Facility and vendor or third party financing of gaming and other equipment. In October 1998, the Company established the $15.0 million Credit Facility with a lending institution, of which up to $5.0 million was permitted to be used for capital projects at Fitzgeralds Black Hawk and up to $10.0 million of which was permitted to be used for general corporate purposes. The Credit Facility is secured by a lien on substantially all of the Company's assets, which lien is senior to the lien securing the Senior Secured Notes. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, its relatively high degree of leverage has prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors do not see any way to resolve this problem without restructuring the Company's indebtedness. Therefore, on May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes and as of the date hereof has not paid the regularly scheduled interest payment of $12.5 million on the Senior

Secured Notes which was due and payable on June 15, 1999. Accordingly, an Event of Default under the Indenture pursuant to which the Senior Secured Notes were issued occurred on July 15, 1999, and is continuing. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the Senior Secured Notes and declare the unpaid principal and interest to be due and payable. In the event the Senior Secured Notes are accelerated, the Company would not have the resources available to repay such indebtedness. The Company does not currently anticipate that it will make the regularly scheduled interest payment on the Senior Secured Notes, which will be due and payable on December 15, 1999. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness.

        A default on the Senior Secured Notes constitutes a default under the Credit Facility and, although the Company believes the lending institution under the Credit Facility will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances. The Company has repaid substantially all amounts borrowed under the Credit Facility.

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

EBITDA AND ADJUSTED EBITDA

        The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $22.0 million for the Cumulative 1999 Period and $29.7 million for the Cumulative 1998 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $23.6 million for the Cumulative 1999 Period and $23.4 million for the Cumulative 1998 Period (which $23.4 million does not include $7.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement). Adjusted EBITDA is determined based on the adjustments described in Note 5 to "Statement of Operations Data." EBITDA and Adjusted EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

RATIO OF EARNINGS TO FIXED CHARGES

        The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $10.0 million and $3.4 million for the Cumulative 1999 and 1998 Periods, respectively.

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

        The Company will utilize both internal and external resources to test, program and/or replace applications to ensure that they are Year 2000 compliant. Completion of this project is anticipated by December 15, 1999. The costs associated with the Year 2000 project are expected to be approximately $0.9 million; however, the Company has not finalized its investigation. The Company has incurred approximately 82% of such costs through the Cumulative 1999 Period and anticipates that the remaining portion of the estimated cost will be incurred through December 15, 1999. Approximately $0.7 million of the cost is expected to be capitalized with the remaining amount expensed as incurred. Such costs are expected to be funded through operating cash flows as well as vendor and third party financing. Costs of hardware and software required to be purchased as a result of the Year 2000 issue will be capitalized in accordance with normal policy. Personnel and all other costs related to the project will be expensed as incurred. The conversion of most purchased applications will be completed under the terms of maintenance agreement which provide for the conversion of such applications at no additional cost. All equipment and other operating systems are currently being evaluated to determine if Year 2000 issues have an effect on their ability to perform their respective functions. The Company has not established a comprehensive contingency plan at this time, although its primary alternative is to operate manual systems. The Company depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies and financial institutions to reliably deliver their products and services. The Company believes that its most reasonable likely worst case scenario is dependent on the extent to which any of these parties experience Year 2000 problems in their systems. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to meet the demands of its customers. As the Company pursues its implementation of its Year 2000 compliance plan, it will continue to evaluate the need for contingency plans for those areas which might be at risk for being Year 2000 compliant.

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

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The fair market value of the Company's fixed debt obligations, which includes the Senior Secured Notes as well as other obligations, has not materially changed from $119.6 million at December 31, 1998. It is uncertain at this time what the impact of the Company's attempted restructuring of its Senior Secured Notes will have on the fair market value of the portion of the fixed debt which includes the Senior Secured Notes. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

HAROLDS CLUB

        On June 18, 1999, Harrah's Entertainment, Inc. closed on the purchase of Harolds Club and the Nevada Club. Concurrent with the closing and pursuant to the terms of certain settlement and lease termination agreements, each of the lawsuits filed against Fitzgeralds Reno arising out of its contingent obligations for certain Harolds Club land lease obligations was dismissed with prejudice and, with respect to the lawsuits wherein judgment had been recorded, satisfactions of judgment have been entered.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits
         3.1(ii):   By-Laws, as amended, of Fitzgeralds Gaming Corporation.

         10.1:      Employment Agreement dated July 5, 1999, between Fitzgeralds
                    Gaming Corporation and Michael E. McPherson.

         10.2:      Employment Agreement dated September 1, 1999, between
                    Fitzgeralds Gaming Corporation and Paul H. Manske.

         10.3:      Employment Agreement dated September 1, 1999, between
                    Fitzgeralds Gaming Corporation and Max L. Page.

         27(c):     Financial Data Schedule

(b)     Reports on Form 8-K
        Report on Form 8-K, Item 5, filed on October 14, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 1999

                                     FITZGERALDS GAMING CORPORATION




                                     /s/ Michael E. McPherson
                                     Michael E. McPherson
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Duly Authorized Officer, Principal
                                     Financial Officer and Principal
                                     Accounting Officer)