Form 10-K405
period 1999-12-31
FITZGERALDS GAMING CORP
filed 2000-03-21
CIK 948087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to _________

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

                                 (702) 388-2400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
              Cumulative Redeemable Preferred Stock, $.01 par value
                          Common Stock, $.01 par value



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2000, the number of outstanding shares of the Registrant's Common Stock was 5,508,082. As of March 15, 2000, approximately 1,395,048 shares of the Registrant's Common Stock was held by non-affiliates of the Registrant. The Registrant's Common Stock is not listed or traded on any exchange. For purposes of determining the number of shares held by non-affiliates, all directors, officers, employees and five percent or greater owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        Exhibit Index located on Page 50

                         FITZGERALDS GAMING CORPORATION
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                                          PAGE
----                                                                                          ----
PART I..........................................................................................1

   ITEM 1.  BUSINESS............................................................................1
            General.............................................................................1
            Operating Strategy..................................................................1
            Operating Properties................................................................2
            Other Operations....................................................................5
            Competition.........................................................................5
            Employees...........................................................................8
            Trade Names, Trademarks and Service Marks...........................................8
            Governmental Regulation.............................................................8
   ITEM 2.  PROPERTIES.........................................................................19
   ITEM 3.  LEGAL PROCEEDINGS..................................................................19
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................20

PART II........................................................................................21

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............21
   ITEM 6.  SELECTED FINANCIAL DATA............................................................22
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS.........................................................................24
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................34
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................35
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.........................................................................35

PART III.......................................................................................36

   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF REGISTRANT..............36
   ITEM 11. EXECUTIVE COMPENSATION.............................................................40
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................45
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................46

PART IV........................................................................................47

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................47

SIGNATURES.....................................................................................48


POWER OF ATTORNEY..............................................................................49

                                     PART I

ITEM 1. BUSINESS

GENERAL

Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, located in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno"), Tunica, Mississippi ("Fitzgeralds Tunica"), and Black Hawk, Colorado ("Fitzgeralds Black Hawk"). The Company markets its properties primarily to middle-market customers, emphasizing its Fitzgeralds brand and its "Fitzgeralds Irish Luck" theme. As of December 31, 1999, the Company operated a total of 3,741 slot machines, 93 table games and approximately 1,500 hotel rooms.

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

Emphasis on Slot Play

The Company emphasizes slot machine play, which it believes to be the fastest growing and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological development that is resulting in the replacement of mechanical devices with advanced interactive electronic games. These newer games offer greater variety, higher pay outs and longer periods of play for the casino entertainment dollar relative to simple mechanical devices. Subject to the availability of financing, as to which there can be no assurance, the Company intends to continue investing in state-of-the-art machines and related equipment and systems, such as bill acceptors and player tracking, and continue replacing older models with the most current product offerings in an effort to maximize revenue.

OPERATING PROPERTIES

The Company currently owns and operates two Nevada properties (Fitzgeralds Las Vegas and Fitzgeralds Reno), one Mississippi property (Fitzgeralds Tunica) and one Colorado property (Fitzgeralds Black Hawk) hereinafter referred to collectively as (the "Operating Properties").

Fitzgeralds Las Vegas

Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third and Fourth Streets at the Fremont Street Experience in downtown Las Vegas. The property is accessible via Interstate 15 and US 95 and markets to Las Vegas tourists, numbering approximately 33.8 million in 1999 and, to a lesser extent, to the approximately 1.3 million residents of the Las Vegas valley. The 34-story building underwent a refurbishment of the hotel and remodeling expansion of the casino, which was substantially completed in December 1996 at a cost of approximately $19.4 million. At December 31, 1999, the facility contained a 638-room hotel (including 14 suites) and a casino offering 1,050 slot machines, 25 table games, a 55-seat keno lounge and a sports book (operated by a third party). Fitzgeralds Las Vegas amenities include five restaurants, three bars, an ice cream parlor, a special events center, a gift shop and an entertainment area. Fitzgeralds Las Vegas includes a 327-space parking structure and an adjacent surface parking area with an additional 30 spaces.

In September 1995, the Company entered into a 13-year franchise license agreement with Holiday Hospitality Franchising, Inc., to operate the Fitzgeralds Las Vegas hotel as a Holiday Inn commencing in July 1996. Subject to the terms and conditions of the agreement, the Fitzgeralds Las Vegas hotel has been included in the Holiday Inn Worldwide Reservation System and has use of Holiday Inn copyrights, trademarks and similar proprietary rights used by other Holiday Inn licensees. The Company is the exclusive licensee of Holiday Inn-branded hotels within the defined territory encompassing downtown Las Vegas. The Company pays a monthly royalty based on a percentage of Fitzgeralds Las Vegas revenues from room rentals after deduction of sales and room taxes and a portion of complimentary rooms. The Company also pays marketing, reservation and similar fees based on such revenues or the number of rooms.

In December 1999, the Company entered into a Chilled Water Service Agreement (the "Agreement") with e.three Custom Energy Solutions, LLC ("E-Three"). E-Three is constructing a facility on land leased from Fitzgeralds Las Vegas for producing and distributing chilled water to various customers in downtown Las Vegas. The Agreement will become effective upon completion of the facility in the summer of 2000.

Las Vegas continues to grow rapidly and is one of the world's largest tourist destinations. In order to more fully participate in that growth, eight downtown gaming companies, including the Company, opened the Fremont Street Experience in November 1995 to revitalize the central core of the downtown Las Vegas gaming district. The Fremont Street Experience converted five blocks of Fremont Street into a "must see" attraction that restores and enhances the intimacy and visual excitement of downtown Las Vegas. The Fremont Street Experience includes a pedestrian mall, shops, restaurants and entertainment beneath an approximately 1,500-foot long, 90-foot high Space Frame, which incorporates approximately 2.1 million lights to offer a number of "Sky Parade Light Shows," as well as a number of special events and festivals. In addition, there have been extensive sidewalk and street improvements, and the construction of an approximately 1,400-space parking structure. In 1999, construction was started on a retail shopping facility located on an adjacent lot; however, one of the major tenants has filed for bankruptcy and construction has been suspended until a new tenant can be found. With its appeal to adults, together with its location on Fremont Street, the Fremont Street Experience is distinguishable from other Las Vegas attractions and draws both locals and tourists who might not otherwise visit the downtown area.

Fitzgeralds Tunica

Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica is designed as an Irish castle and is the focal point of a heavily wooded, 121-acre Company-owned site situated by the Mississippi River. The Fitzgeralds Tunica casino opened in June 1994 at a cost of approximately $46.0 million. The facility was expanded to include a hotel and related amenities. These improvements were substantially completed in October 1996 at a cost of approximately $34.0 million. At December 31, 1999, the facility included a 507-room hotel, a special events center, an indoor swimming pool and a casino offering 1,215 slot machines and 34 table games, two bars, four restaurants and a gift shop.

The Company has developed Fitzgeralds Tunica into a full-service entertainment destination and has been able to increase and diversify its customer base by attracting, in addition to its local customers, independent travelers, tour-and-travel customers and guests for special events and conventions. In October 1998, a new inter-casino connector road was completed which has increased accessibility to Fitzgeralds Tunica. In February 2000, the Company began construction on a 405-space covered parking garage. The project is scheduled for completion in June 2000 at a cost of approximately $5.2 million.

Fitzgeralds Reno

Fitzgeralds Reno is located in downtown Reno on the corner of Virginia Street and Commercial Row next to the landmark Reno Arch. In 1997, Fitzgeralds Reno renovated its front entrance and continues to renovate and upgrade its hotel rooms. At December 31, 1999, the facility consisted of a 16-story, 351-room hotel and a casino offering 890 slot machines, 28 table games, a 110-seat keno lounge and a sports book (operated by a third party). Amenities include three restaurants, three bars, an entertainment lounge and a gift shop. Historically, Fitzgeralds Reno leased parking spaces in an adjacent 834-space parking garage on an annual basis with no certainty that the lease would be renewed from year to year. Since available parking in downtown Reno is limited, losing access to these spaces would substantially impair the performance of Fitzgeralds Reno unless an alternative site became available. Therefore, on February 1, 2000, Fitzgeralds Reno acquired ownership of the garage for $3.0 million as well as an assignment of the underlying ground lease on which the garage is located. The original term of the ground lease expires on February 28, 2013, and may be extended for one additional period of ten years.

The Fitzgeralds marketing strategy is to capitalize on the high level of pedestrian traffic surrounding Fitzgeralds Reno, which is located in the heart of downtown Reno adjacent to the landmark Reno Arch. Fitzgeralds Reno maintains active sidewalk marketing programs aimed at attracting pedestrians into the casino. To further increase Fitzgeralds Reno's appeal and convenience, the Company constructed an enclosed temperature-controlled, themed pedestrian bridge (the "Rainbow Skyway"), which connects the sidewalk located across the railroad tracks near the entrance to the Eldorado Hotel and Casino to the upgraded second floor casino of Fitzgeralds Reno. Fitzgeralds Reno guests entering via the Rainbow Skyway step into a themed "Lucky Forest" and are greeted at the Fitzgeralds Card Center. The second floor of the casino has been further upgraded with the addition of new slot machines, specialty table gaming products and a renovated restaurant in anticipation of increased traffic flow from the Rainbow Skyway. The cost of the Rainbow Skyway was approximately $2.3 million, of which $1.0 million was funded by the Union Pacific Railroad with the balance being borne by the Company. The Rainbow Skyway was opened to the public on February 7, 1998. The Rainbow Skyway was constructed over air rights that were acquired by the Company from the Southern Pacific Railroad. Such air rights may be subject to a claim of ownership (or claim of an ownership interest) by the United States of America. Although the Company believes it is unlikely that the United States of America would, in a manner adverse to the Company, exercise any right, title, or interest it may hold or obtain in the air rights parcel, no assurance can be made that such an exercise will not occur.

The Company believes that the renovation of the front entrance and hotel rooms has increased visibility and improved operations. In addition, the Company continues to upgrade its slot and specialty table game products in conjunction with its fully integrated player tracking system. With regard to the impact of the Reno Transportation Rail Access Corridor (ReTRAC) Project, see Item 3 - Legal Proceedings.

Fitzgeralds Black Hawk

Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado, next to the Gilpin Casino and across the street from Bullwhackers. Fitzgeralds Black Hawk consists of a two-story building, the interior of which features high ceilings and other architectural details which sets it apart visually from many other Black Hawk casinos. At December 31, 1999, the casino offered 586 slot machines, 6 table games, a restaurant, a bar and an entertainment area. The second floor is mostly unfinished and is being partially used for offices and storage. Fitzgeralds Black Hawk also has a 400-space, all valet parking garage, adjacent to the casino.

The Company has experienced significant delays in obtaining zoning and other permits necessary to undertake the currently planned expansion of the Fitzgeralds Black Hawk property. As a result, the Company is substantially revising the expansion plans in an effort to facilitate the process of obtaining the necessary zoning permits, licenses and construction approvals. Revised plans will include expanding the existing casino and related administration areas. The expansion will utilize the adjoining empty lot and two existing office buildings owned by the Company. Construction costs for the casino expansion and additional gaming equipment will be adjusted to reflect the design modifications. However, no assurance can be given that the requisite permits, licenses and construction approvals will be received.

OTHER OPERATIONS


Cliff Castle Casino

Cliff Castle Casino ("Cliff Castle") is a gaming facility owned and operated by the Yavapai-Apache Nation (the "Nation") located in Camp Verde, Arizona. In May 1995, Fitzgeralds Arizona Management, Inc. ("FAMI"), an 85%-owned subsidiary of the Company, entered into an exclusive agreement (the "Cliff Castle Management Agreement") to manage Cliff Castle for five years. In June 1998, FAMI entered into a termination agreement with the Nation, wherein the parties mutually agreed to terminate the Cliff Castle Management Agreement.

Turning Stone Casino

In consideration of work performed by the Company pursuant to an agreement with the Oneida Indian Nation to manage Turning Stone Casino ("Turning Stone") located in Verona, New York, the Company received monthly payments of $133,333 through September 1998.

Certain Hotel Operating Information

The following table on Fitzgeralds hotel operations is provided as additional supplemental information:

                                DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------
                                                                                         ROOM
                            NUMBER                              AVERAGE     AVERAGE    REVENUE/
           YEAR    DATE       OF    RENOVATION     RENOVATION  OCCUPANCY     ROOM      AVAILABLE
  HOTEL    BUILT ACQUIRED   ROOMS    YEAR(S)         AMOUNT       RATE       RATE        ROOMS
---------- ----- --------- -------- ----------    ------------ ----------   -------    ---------
Las Vegas  1979  Nov. 1987   638    1996-1999     $  4,146,200    92.1%     $ 39.03     $ 36.37
Tunica     1996    N/A       507    2000-2001     $  1,255,000    92.1%     $ 46.38     $ 42.71
Reno       1978  Dec. 1986   351    1998-2004     $  2,000,000    89.8%     $ 46.30     $ 42.38


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

The Las Vegas market is highly competitive. The Company has experienced competition from new and existing Las Vegas casino-hotels which have sought to attract some of the same "middle-market" players, and tour and travel visitors targeted by Fitzgeralds Las Vegas. The Company anticipates continuing increased competition for these customers. Moreover, on the Las Vegas Strip, Bellagio with 3,000 rooms opened in 1998; Mandalay Bay, Venetian and Paris with approximately 9,200 rooms all opened in 1999; and one additional mega resort with approximately 2,600 rooms is scheduled to open in the summer of 2000. Two other properties located off the Las Vegas Strip, the Las Vegas Regent and Lake Las Vegas, also opened in 1999. In addition, casinos catering to local residents also compete for business from the Company's targeted segment. These new properties, as well as any other major additions, expansions or enhancements to existing properties by the Company's competitors, could have a material adverse effect on the Company's business.

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

In addition, management believes that the introduction of casino gaming or the expansion of presently conducted gaming operations, particularly at Indian casinos in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could have an adverse effect on operations at the Company's Las Vegas and Reno properties and, depending on the nature, location and extent of such operations, such effect could be material.

In November 1998, California voters approved Proposition 5, otherwise known as the Indian Self-Reliance Initiative, which legalized Nevada-style games for tribal casinos, subject to specified limitations. Provisions included that Indian casinos: (i) may be located only on Tribal lands; (ii) may only continue to offer games in effect prior to the adoption of Proposition 5; and (iii) may only offer lottery-style gaming in which prizes come from a pool of wagered money rather than the casino. Specifically, the types of casino gaming permitted under Proposition 5 would be player-pool card games, pari-mutual betting on horse racing and video gaming machines with lottery style prize structures. Slot machines operated by a handle that take and dispense coins or games such as craps, roulette and baccarat would not be permitted.

However, in August 1999, the California Supreme Court ruled that Proposition 5 was unconstitutional because the state constitution prohibits Las Vegas style gambling. Governor Gray Davis immediately entered into negotiations with gaming tribes that resulted in a two-part agreement: (i) to put a constitutional amendment ("Proposition 1A") on the March 2000 primary ballot and (ii) to sign tribal-state gaming Compacts that would go into effect if Proposition 1A was approved by the voters.

On March 7, 2000, California voters approved Proposition 1A. The maximum number of slots permitted for any one tribe is 2,000, with an estimated 40,000 projected statewide. Three years after any Compact is approved, the tribe may renegotiate to request an increase in the number of its slot machines. Tribes also will immediately have the right to operate "any banking or percentage card game"; however, craps and roulette will be not available for at least a year. The legal gambling age will be 18, while the drinking age will remain at 21. Players may not sue a tribe if there is a dispute over a bet; however, tribes did agree to waive their sovereignty concerning unions and allow workers to unionize. Tribes are not required to waive their immunity from suits for patron injuries, although they will be required to carry at least $5.0 million in public liability insurance for patron claims.

The Company's ability to maintain its competitive position in Las Vegas and Reno will require the expenditure of sufficient funds for such items as updating slot machines to reflect changing technology, periodic refurbishing of rooms and public service areas, and replacing obsolete equipment on an ongoing basis. Because the Company is highly leveraged, lacks financial flexibility and is in default on its senior secured debt, there can be no assurance that the Company will generate sufficient funds internally or obtain sufficient additional financing to fund such expenditures.

Mississippi Operations

Fitzgeralds Tunica competes primarily with nine other dockside gaming facilities in the Tunica area, five of which are approximately one mile north of Fitzgeralds Tunica and four of which are approximately four miles south of Fitzgeralds Tunica. The latter group includes a gaming facility originally operated by Harrah's and closed in 1997. The facility was recently acquired by the Isle of Capri and re-opened in the summer of 1999.

In addition to the substantial competition in the immediate vicinity of Fitzgeralds Tunica, the Company competes with other Mississippi operations and may have to compete with surrounding areas for customers in Memphis, Tennessee and Little Rock, Arkansas. There can be no assurance that the State of Tennessee or the State of Arkansas will not legalize casino gaming in the future.

To maintain and enhance its competitive position, it will be necessary to incur capital expenditures at Fitzgeralds Tunica from time to time to add to the appeal of the property. Because the Company is highly leveraged, lacks financial flexibility, is in default on its senior secured debt and may not generate sufficient funds internally, there can be no assurance that the Company will be able to fund any such expenditures.

Colorado Operations

Competition has intensified in Black Hawk with the opening of the Lodge and the Isle of Capri in 1998. Two additional properties opened in the first quarter of 2000. All of these properties are larger than Fitzgeralds Black Hawk, are operated by companies with greater resources and are located at the eastern end (closest to Denver) of Black Hawk at the first major intersection off State Highway 119, which may give them a competitive advantage over Fitzgeralds Black Hawk since they have the initial opportunity to capture visitors to Black Hawk and Central City from the Denver metropolitan area. The increased competition may have a material adverse effect on Fitzgeralds Black Hawk operations and may continue to do so; moreover, the concentration of these properties on the south end of the street has shifted the center of gaming activity away from Fitzgeralds Black Hawk, which is located at the north end of the street. Moreover, there is a fundamental issue concerning the size of the Black Hawk market and the ability to expand the market because of its mountain location and the availability of adequate roads and other infrastructure. Although initiatives to expand gaming venues in Colorado have thus far been unsuccessful, new initiatives, legislation or regulations could be introduced in the future. The enactment of any initiative, legislation or regulation legalizing gaming elsewhere in Colorado could and, if such legalized gaming was closer to Denver, would have a material adverse effect on Fitzgeralds Black Hawk.

The Company will be required to make substantial capital expenditures to increase the attractiveness of the Fitzgeralds Black Hawk property in the face of increasing competition. See Operating Properties -

Fitzgeralds Black Hawk. Because the Company is highly leveraged, lacks financial flexibility, is in default on its senior secured debt and may not generate sufficient funds internally, there can be no assurance that the Company will be able to fund any such expenditures.


EMPLOYEES

As of December 31, 1999, the Company employed approximately 3,240 people. Fitzgeralds Las Vegas employed approximately 978 people, approximately 466 of whom are represented by the Culinary Workers Union, Local No. 226 and the Bartenders Union, Local No. 165, under a five-year contract expiring on May 31, 2002. In addition, five employees are represented by the United Brotherhood of Carpenters and Joiners of America, Southern California-Nevada Regional Council of Carpenters and Its Affiliated Local No. 1780, under a three-year contract expiring on July 31, 2001. Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Black Hawk employed approximately 1,152, 712 and 365 people, respectively, none of whom are represented by a union. In addition, the Company also employed 33 people in its corporate offices.

TRADE NAMES, TRADEMARKS AND SERVICE MARKS

The Company believes that its distinctive trade names, trademarks and service marks are important to its efforts to develop a distinctive national brand identity. Because of their importance, the Company expends considerable effort to conceptualize, obtain, utilize and protect its trade names, trademarks and service marks. The Company has proprietary rights in approximately 84 registered trade names, trademarks and service marks used in connection with its businesses and created to enhance its Irish luck theme, its gaming activities and its association with the Fremont Street Experience, including the marks "Fitzgeralds," "Fitz" and the "Mr. O'Lucky" character design. Registered marks usually have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as marks. The Company also has several non-exclusive licenses and supply agreements permitting it to utilize and offer at its facilities a variety of casino games, gaming devices, and related software and technology which are subject to certain third-party patent, trademark and copyright rights.

GOVERNMENTAL REGULATION


General

The ownership and operation of the Company's casino gaming facilities are subject to various state and local regulations in the jurisdictions where they are located. In Nevada, the Company's gaming operations are subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities. In Mississippi, the Company must register under the Mississippi Gaming Control Act and its gaming operations are subject primarily to the licensing and regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various local, city and county regulatory agencies. In Colorado, the Company's gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission to license, implement, regulate and supervise the conduct of limited gaming. The Company's operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities.

The Company holds all licenses and permits it needs to operate its gaming facilities. Directors, officers and key employees of the Company are required to hold individual licenses, which requirements vary from jurisdiction to jurisdiction. Licenses and permits of gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of the Company's securities are required to secure independent licenses and permits.

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

Under Mississippi law, gaming vessels in Tunica County must be located on the Mississippi River or on navigable waters emptying into the Mississippi River. Fitzgeralds Tunica was constructed on barges situated in a specially constructed basin made a part of the Mississippi River by a navigable inlet. On May 24, 1993, the Mississippi Commission granted site approval to the Fitzgeralds Tunica site. On April 21, 1994, FMI dba Fitzgeralds Tunica received a gaming operator's license from the Mississippi Commission. At the same meeting, certain key principals of FMI were found suitable. The license was most recently renewed on March 26, 1998, effective April 23, 1998, and will expire on April 23, 2000. All related findings of suitability have been maintained and are current. A condition placed on this license by the Mississippi Commission is that the barge placement continue to meet the statutory requirements of navigability. Fitzgeralds Tunica opened on June 6, 1994.

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

Mississippi statutes and regulations give the Mississippi Commission the discretion to require a suitability finding with respect to anyone who acquires any security of the Company or FMI, regardless of the percentage of ownership. The current practice of the Mississippi Commission is to require any individual acquiring 5% or more and any qualifying institutional investor acquiring 15% or more of any voting securities of a licensee or a public or private company with a licensed subsidiary to be found suitable. If the owner of voting securities who is required to be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

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

Pursuant to the Colorado Act and the rules and regulations promulgated thereunder (collectively, the "rules"), the ownership and operation of limited gaming facilities in Colorado, however acquired, are subject to extensive regulation. The Colorado Act created the Division of Gaming (the "Colorado Division") within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission (the "Colorado Gaming Commission") to license, implement, regulate, and supervise the conduct of limited gaming. The Director of the Colorado Division (the "Colorado Director"), under the general supervision of the Colorado Gaming Commission, is granted broad powers to ensure compliance with the Colorado Act and the rules. The Colorado Act now provides that the provisions which established the Colorado Division are repealed effective July 1, 2003, unless continued by act of the General Assembly. If the repeal takes effect, Colorado law provides a procedure for winding up the affairs of the Colorado Division, public hearings, analysis and evaluation, and for determining claims by or against the Colorado Division. The potential effect of the possible repeal is unknown.

The Colorado Gaming Commission has authority to issue retail gaming, operator, key employee and support licenses, and licenses for slot machine manufacturers and distributors. The Colorado Director also has the authority to issue key employee and support licenses. All such licenses are for renewable one-year periods. The Colorado Gaming Commission has broad discretion to condition, suspend, revoke, limit or restrict a license at any time. The Colorado Gaming Commission may issue temporary licenses with a duration of up to six months. The Colorado Gaming Commission also has authority to impose fines against licensees.

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

In addition, all persons loaning monies, goods, or real or personal property to a licensee or applicant, or having any interest in a licensee or applicant, or entering into any agreement with a licensee or applicant, must provide any information requested by the Colorado Division or Colorado Gaming Commission; and in the discretion of the Colorado Division or the Colorado Gaming Commission, these persons must supply all information relevant to a determination of any such person's suitability for licensure and must submit to a full background investigation if ordered by the Colorado Gaming Commission. Failure to promptly provide all information requested, or to submit to a suitability or background investigation, may result in the denial of a license application, suspension or revocation of an existing license, termination of any lease, note arrangement, or agreement between the applicant or licensee and the person requested to provide the information, and other sanctions. Applicants and licensees may be required by the Colorado Gaming Commission to pay the costs of background, suitability, or other investigations of persons associated with the applicant or licensee. Investigations for suitability, background, or any other reason may delay license application or the operation under any agreement with a licensee. All agreements, contracts, leases or arrangements in violation of the Colorado Act or the rules are void and unenforceable.

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

ITEM 2. PROPERTIES

Reference is made to the information contained in Part I, Item 1. Business - Properties of this Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

RENO TRANSPORTATION RAIL ACCESS CORRIDOR (RETRAC) PROJECT

In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the "ReTRAC Project"). Preliminary plans for the ReTRAC Project provide for the construction of a temporary rail bypass that will be used to divert rail traffic around the main railroad during construction. The City of Reno (the "City") estimates that a period of approximately two and one half years will be required to complete the ReTRAC Project. The southern boundary of the bypass will extend out into the middle of Commercial Row, the street where the Fitzgeralds Reno hotel entrance, valet parking area and hotel loading zone are situated.

On November 30, 1998, the Company filed a lawsuit against the City to challenge the method by which the special assessment to be levied against the Company was determined. Based on preliminary plans prepared by the City, Fitzgeralds Reno would expect to lose several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and be required to relocate the hotel entrance currently on Commercial Row. The City has also subsequently indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway. Implementation of the ReTRAC Project as currently proposed would cause the Company to suffer significant and permanent loss in business revenue and income; certain operating efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass.

The City filed an answer to the Company's lawsuit on January 19, 1999. Subsequent thereto, George Karadanis and Robert Maloff d/b/a Sundowner Hotel and Casino (the "Sundowner") were permitted by court order to file a Complaint in Intervention. Notwithstanding said intervention, on December 22, 1999, the court granted the City's Motion for Summary Judgment against the Sundowner which motion was joined in by the Company. The City and the Company are currently engaged in negotiations to resolve the pending litigation. However, barring such a resolution, the parties have stipulated to a briefing schedule that requires all briefs to be filed by April 3, 2000. It is anticipated that a decision on the merits of the Company's claims will be made subsequent to the filing of briefs, however, oral arguments may be requested.

The Company has received no assurance as to whether or when the City will negotiate mitigation measures and whether such measures could or would fully compensate the Company for the fair market value of its property and anticipated operating losses.

OTHER MATTERS

The Company is a party to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not listed or traded on any exchange. As of February 24, 2000, the Company had 42 shareholders of record.

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

The remaining Warrants had an expiration date of December 19, 1998. The Warrant Agent received timely notice of exercise for 1,495,236 Warrants and 476,599 Warrants expired. The Company advised each exercising Warrant holder that the exercise of the Warrants and issuance of the underlying Common Stock might be subject to certain Nevada, Colorado and Mississippi gaming licensure requirements, and that no such Common Stock would be issued without compliance with or exemption from applicable gaming requirements. The Company was subsequently advised by the applicable gaming authorities for each such jurisdiction that, based on the information provided by the Warrant Agent, no licensure was required by virtue of the exercise of the Warrants or issuance of the underlying Common Stock.

In September 1999, a total of 1,495,236 shares of Common Stock was issued to the exercising Warrant holders in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 on the basis that there was no public offering of the Common Stock underlying the Warrants. The Company received $14,952, representing the exercise price of the Warrants.

The Company has not paid any cash dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends (including with respect to its Preferred Stock) in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The ability of the Company or its subsidiaries to pay dividends is restricted by the Indenture governing the Company's senior secured debt and the terms of the credit facility, with respect to which the Company is in default, and by the certificate of designation for the Preferred Stock with respect to the Common Stock. If a holder of securities is disqualified from owning such securities by any gaming authority, such holder will not be permitted to receive any dividends if, and when, declared by the Company's Board of Directors with respect to such securities. See Item 1. Business - Governmental Regulation.

ITEM 6. SELECTED FINANCIAL DATA

                         FITZGERALDS GAMING CORPORATION

                                                                      DECEMBER 31,
                                          ---------------------------------------------------------------------
                                             1999           1998            1997          1996           1995
                                          ---------      ---------      ---------      ---------      ---------
                                                                      (in thousands)
Statement of Operations Data:
      Net Operating Revenues              $ 202,398      $ 207,125      $ 179,702      $ 140,530      $ 141,397
      Income from Operations (1)             11,399         21,680         13,622          3,871         13,768
      Interest Expense, Net                  29,168         26,646         25,033         18,187         14,706
      Net Loss                              (17,954)        (8,667)       (31,542)       (13,494)        (4,255)

Other Data:
    EBITDA:(2)
      Fitzgeralds Las Vegas (3)           $   2,594      $   2,682      $   2,651      $   1,656      $   4,084
      Fitzgeralds Tunica                     11,553          8,051         11,744          3,790          9,934
      Fitzgeralds Reno                        4,588          4,805          5,462          4,596          7,009
      Fitzgeralds Black Hawk                  9,303         10,863          4,842             --             --
      Other (4)                              (2,281)         9,622          4,111          2,874          1,667
                                          ---------      ---------      ---------      ---------      ---------
         Total Properties                    25,757         36,023         28,810         12,916         22,694
      Nevada Club                               (90)          (561)        (1,282)          (148)           392
      Harolds Club                              (64)          (111)        (1,853)            --         (1,307)
                                          ---------      ---------      ---------      ---------      ---------
         Total EBITDA                        25,603         35,351         25,675         12,768         21,779
      Adjustments to EBITDA (5)               2,325         (5,328)         4,924            742          1,337
                                          ---------      ---------      ---------      ---------      ---------
         Adjusted EBITDA                  $  27,928      $  30,023      $  30,599      $  13,510      $  23,116
                                          =========      =========      =========      =========      =========

    Earnings to Fixed Charges: (6)               --             --             --             --             --

    Net Cash Provided by (Used in):
      Operating activities                $  21,089      $  12,189      $   1,287      $     759      $   8,468
      Investing activities                   (1,961)        (5,451)       (24,657)        (6,368)       (50,404)
      Financing activities                  (10,051)        (8,509)        24,830           (885)        49,894
    Depreciation and Amortization            14,203         13,671         12,054          8,897          8,010
    Capital Expenditures                      6,184          9,352          3,944         57,026         14,957

Balance Sheet Data:
    Cash                                  $  22,116      $  13,039      $  14,810      $  13,349      $  19,844
    Total Assets                            206,796        209,197        215,695        191,179        197,213
    Short-Term Debt                         203,840          4,940          7,591         27,750         11,226
    Long-Term Debt                              598        208,204        206,191        127,882        139,467
    Preferred stock, net of offering
      costs and discounts                    29,963         24,401         19,631         15,489         11,953
    Stockholders' Equity (Deficiency)       (74,496)       (51,300)       (37,863)        (2,043)        16,061


---------------
(1) Excludes write-off by Fitzgeralds Reno of $3.2 million inter-company debt from Nevada Club in 1999. The Company recorded allowances of $0.2 million and $2.2 million in 1998 and 1997, respectively, against the book value of Nevada Club assets held for sale to write such assets down to estimated net realizable value, and recorded expenses of $0.1 million and $1.9 million in 1998 and 1997, respectively, for the anticipated net settlement obligation relating to certain land lease payments and property-related costs arising out of the Company's purchase and subsequent sale of Harolds Club in 1995. The Company acquired the remaining 78% interest in Fitzgeralds Black Hawk in August 1997.

(2) EBITDA, or "earnings before interest, taxes on income, depreciation, and amortization," is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP ("Generally Accepted Accounting Principles") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3) Fitzgeralds Las Vegas invested $0.9 million, $0.8 million, $0.8 million, $1.0 million and $0 for 1999, 1998, 1997, 1996 and 1995, respectively, in the Fremont Street Experience, Limited Liability Company ("FSE"). Prior to 1999, such investments were reported under the equity method with no impact on earnings. The 1999 investment was charged against earnings. See
      Note 5 "Impairment Loss" of the Notes to Consolidated Financial
      Statements.

(4) Other includes (i) management fees from Fitzgeralds Black Hawk for 1997, 1996 and 1995; (ii) management fees from Cliff Castle for 1998, 1997, 1996 and 1995; (iii) payments from the Turning Stone settlement agreement for 1998, 1997, 1996 and 1995; (iv) non-recurring revenue of $8.0 million for termination of the Cliff Castle Management Agreement in 1998; and (v) corporate expenses not allocated to the Operating Properties for all periods presented, which includes $2.2 million of restructuring expenses for 1999.

(5) Adjustments to EBITDA include (i) exclusion of EBITDA for Harolds Club and Nevada Club for all periods presented; (ii) exclusion of business development expenses for Sugar Creek, Missouri of $0.4 million for 1995;
      (iii) exclusion of write down of Nevada Club assets of $0.03 million, $0.2 million and $2.2 million for 1999, 1998 and 1997, respectively; (iv) exclusion of Harolds Club lease settlement of $0.06 million, $0.1 million and $1.9 million for 1999, 1998 and 1997, respectively; (v) inclusion of $1.0 million for 1997 and $0.6 million for 1996 in cash received by the Company as a result of its 22% membership in 101 Main; (vi) exclusion of $6.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement in 1998; and (vii) exclusion of restructuring expenses of $2.2 million in 1999.

(6) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $18.0 million, $10.0 million, $10.6 million, $15.5 million and $0.6 million for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto listed in Item 14(a). The following discussion and other material in the report on Form 10-K contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

OVERVIEW

Fitzgeralds Reno, Fitzgeralds Las Vegas and Fitzgeralds Tunica have been owned and operated by the Company or its affiliates since 1985, 1987 and 1994, respectively. Between December 1994 and February 1995, a business combination was effected, resulting in the existing single ownership structure for the companies operating Fitzgeralds-brand casinos. In May 1995, the Company, under exclusive management contracts, opened two properties outside of Nevada, Fitzgeralds Black Hawk and Cliff Castle, and in December 1995, the Company acquired those portions of Fitzgeralds Tunica (20%) and Fitzgeralds Inc. (2%) which it did not own. In August 1997, the Company acquired the remaining 78% membership interest in 101 Main not previously owned.

In December 1997, the Company issued $205.0 million of 12.25% Senior Secured Notes due 2004 (the "Senior Secured Notes") secured by a lien on substantially all of the assets of the Company. In October 1998, the Company established a $15.0 million line of credit (the "Credit Facility") with a lending institution, of which $5.0 million is permitted to be used for capital projects at Fitzgeralds Black and $10.0 million of which is permitted to be used for general corporate purposes. The Credit Facility is secured by a lien on substantially all of the assets of the Company, which lien is senior to the lien securing the Senior Secured Notes.

On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes. Accordingly, the Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999 and December 15, 1999. Under the Indenture pursuant to which the Senior Secured Notes were issued, an Event of Default occurred on July 15, 1999, and is continuing as of the date hereof. An additional $2.2 million of interest incurred from the default on the Senior Secured Notes has also not been paid. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the Senior Secured Notes and declare the unpaid principal and interest to be due and payable.

An informal committee (the "Committee"), representing holders of a majority in interest of the Senior Secured Notes, has been formed. The Committee has retained both a financial adviser and legal counsel, certain costs of which are being borne by the Company. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness and reorganization of the Company that may include the sale of some or all of the Company's properties.

On a consolidated basis, net operating revenues (excluding Nevada Club) decreased to $202.4 million in 1999 from $207.1 million in 1998, primarily as a result of the termination of the Cliff Castle Management Agreement and completion of the settlement agreement with Turning Stone which provided revenues of $9.8 million and $1.1 million, respectively, in 1998.

Casino operations provided an average of approximately 84.9% and 78.5% of the Company's net operating revenues during 1999 and 1998, respectively, and substantially all of its income from operations. Slot machine income has been the primary component of the Company's gaming revenues, providing an average of approximately 83.9% and 82.7% of such revenues during 1999 and 1998, respectively.

Unless otherwise noted, the narrative discussion below is focused on the results of the Company's Operating Properties which together with Cliff Castle and Turning Stone for 1998 and 1997 are collectively referred to as (the "Properties"). Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 pending completion of its sale which occurred in June 1999, and in management's opinion, is not material to the ongoing operations of the Company. Corporate expense of $1.0 million per year is allocated to each of the Operating Properties as an operating expense. The remainder of the unallocated corporate expense is included in Other Operations of the Properties. See Note 2 of Statement of Operations Data.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain Statement of Operations Data and Other Data for the Company's Properties.


                                           Year Ended December 31,
                                   ---------------------------------------
Statement of Operations Data         1999           1998           1997
                                   ---------      ---------      ---------
                                                (in thousands)
Net Operating Revenues:
    Fitzgeralds Las Vegas          $  51,845      $  50,987      $  46,540
    Fitzgeralds Tunica                74,332         68,349         68,734
    Fitzgeralds Reno                  40,019         39,729         39,803
    Fitzgeralds Black Hawk (1)        36,202         36,256         12,692
    Other (2)                             --         11,742          5,695
                                   ---------      ---------      ---------
       Total Properties              202,398        207,063        173,464
    Nevada Club                           --             62          6,238
                                   ---------      ---------      ---------
       Total                       $ 202,398      $ 207,125      $ 179,702
                                   =========      =========      =========
Income (Loss) From Operations:
    Fitzgeralds Las Vegas          $  (1,115)     $    (594)     $    (498)
    Fitzgeralds Tunica                 5,322          2,063          6,013
    Fitzgeralds Reno (3)               2,151          2,400          3,211
    Fitzgeralds Black Hawk (1)         7,517          9,074          4,215
    Other (2)                         (2,322)         9,414          4,011
                                   ---------      ---------      ---------
       Total Properties               11,553         22,357         16,952
    Nevada Club                          (90)          (566)        (1,477)
    Harolds Club                         (64)          (111)        (1,853)
                                   ---------      ---------      ---------
       Total                       $  11,399      $  21,680      $  13,622
                                   =========      =========      =========
Other Data
EBITDA (4):
    Fitzgeralds Las Vegas (5)      $   2,594      $   2,682      $   2,651
    Fitzgeralds Tunica                11,553          8,051         11,744
    Fitzgeralds Reno                   4,588          4,805          5,462
    Fitzgeralds Black Hawk (1)         9,303         10,863          4,842
    Other (2)                         (2,281)         9,622          4,111
                                   ---------      ---------      ---------
       Total Properties               25,757         36,023         28,810
    Nevada Club                          (90)          (561)        (1,282)
    Harolds Club                         (64)          (111)        (1,853)
                                   ---------      ---------      ---------
       Total EBITDA                   25,603         35,351         25,675
    Adjustments to EBITDA              2,325         (5,328)         4,924
                                   ---------      ---------      ---------
       Adjusted EBITDA             $  27,928      $  30,023      $  30,599
                                   =========      =========      =========

Net Cash Provided by (Used in)
    Operating Activities           $  21,089      $  12,189      $   1,287
    Investing Activities              (1,961)        (5,451)       (24,657)
    Financing Activities             (10,051)        (8,509)        24,830
Depreciation and Amortization         14,203         13,671         12,054
Capital Expenditures                   6,184          9,352          3,944

Earnings to Fixed Charges (6)             --             --             --

------------

(1)     Includes Fitzgeralds Black Hawk operating results commencing August 15,
        1997.

(2)     Other includes (i) management fees from Fitzgeralds Black Hawk for 1997;
        (ii) management fees from Cliff Castle for 1998 and 1997; (iii) payments from the Turning Stone settlement agreement for 1998 and 1997; (iv) non-recurring revenue of $8.0 million for termination of the Cliff Castle Management Agreement in 1998; (v) corporate expenses not allocated to the Operating Properties for all periods presented, which includes $2.2 million of restructuring expenses for 1999.

(3) Excludes inter-company debt write-off of $3.2 million from Nevada Club in 1999.

(4) For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 5 of Notes to Selected Financial Data.

(5) Fitzgeralds Las Vegas invested $0.9 million, $0.8 million and $0.8 million for 1999, 1998 and 1997, respectively, in FSE. Prior to 1999, such investments were reported under the equity method with no impact on earnings. The 1999 investment was charged against earnings. See Note 5 "Impairment Loss" of Notes to Consolidated Financial Statements.

(6) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $18.0 million, $10.0 million and $10.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

FISCAL 1999 COMPARISON TO FISCAL 1998

Operating Revenues

Total revenues for the Properties were $221.5 million and net operating revenues were $202.4 million for 1999, representing decreases of 1.3% and 2.3%, respectively, over total revenues for the Properties of $224.4 million and net operating revenues of $207.1 million for 1998. Such decreases were largely the result of the termination of the Cliff Castle Management Agreement and completion of the settlement agreement with Turning Stone, which provided revenues of $9.8 million and $1.1 million, respectively, in 1998. To maintain market share in each of its four existing markets, the Company has found it necessary to increase its promotional and complimentary expenses to meet the challenges of the intense competition, resulting in reduced operating margins.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms (except for Fitzgeralds Black Hawk) and other. Casino revenues (of which approximately 83.9% and 82.7% are derived from slot machine revenues for 1999 and 1998, respectively) increased 5.7% to $171.7 million for 1999 from the $162.5 million recorded for 1998.

Room revenues (at 9.7% and 9.5% of total revenues for 1999 and 1998, respectively) increased 1.6% from 1998. Fitzgeralds Las Vegas room revenues increased 6.3% due to an increase in occupancy rates to 92.1% in 1999 from 88.8% in 1998, while its average daily rate increased 3.7%. Fitzgeralds Reno room revenues decreased 2.5%, as an increase in occupancy to 89.8% in 1999 from 89.7% in 1998 was offset by a 1.0% decrease in the average daily rate. Fitzgeralds Tunica room revenues decreased 0.4% due to a decrease in occupancy to 92.1% in 1999 from 94.3% in 1998, which was offset by a 1.9% increase in the average daily rate.

Food and beverage revenues (at 11.1% and 11.2% of total revenues for 1999 and 1998, respectively) decreased 1.3% from 1998. Decreases in food revenues of 7.4% and 8.1% at Fitzgeralds Las Vegas and Fitzgeralds Black Hawk, respectively, were offset by increases of 4.2% and 4.0% at Fitzgeralds Reno and Fitzgeralds Tunica, respectively. The decrease at Fitzgeralds Las Vegas is due to changes in utilization of food product as a marketing strategy to generate traffic volumes while the decrease at Fitzgeralds Black Hawk is due to increased gaming competition in the Black Hawk market.

Other revenues decreased $12.1 million or 76.9% for 1999, primarily due to the termination of the Cliff Castle Management Agreement and completion of the Turning Stone settlement agreement in 1998.

Promotional allowances showed a net increase of $1.8 million or 10.7% for 1999, reflecting the increased level of competition in all four markets.

Operating Costs and Expenses

Total operating costs and expenses for the Properties increased 3.3%, to $190.8 million for 1999 from $184.7 million for 1998.

Casino expenses were $83.9 million for 1999, a 3.0% increase from $81.4 million for 1998, primarily due to increases in promotional expenses associated with the Fitzgeralds Card. Food and beverage expenses decreased 15.2% to $15.5 million for 1999 from $18.3 million for 1998, due to improved cost controls at all of the Operating Properties with Fitzgeralds Las Vegas and Fitzgeralds Tunica achieving the largest improvement as expenses decreased 22.9% and 14.7%, respectively, for 1999. Room expenses decreased 0.1% for 1999 from $12.6 million in 1998. Selling, general and administrative expenses increased 10.7% to $62.6 million for 1999 from $56.6 million for 1998, which in 1999, includes $2.2 million of professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee.

Personnel expenses increased 3.0%, to $79.6 million for 1999 from $77.4 million for 1998. The increase is due to continued competitive pressures in the Tunica and Black Hawk markets as personnel expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk increased 5.8% and 6.8%, respectively, from 1998.

Marketing expenses, which include advertising, promotional material and special events, increased 2.0% for 1999. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competition in each of the markets in which the Company operates, particularly at Fitzgeralds Black Hawk. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

Depreciation and amortization expense increased 3.9% to $14.2 million for 1999 from $13.7 million for 1998, due to the acquisition of additional property and equipment.

Income from Operations

As a result of the foregoing, income from operations for the Properties decreased 48.3% to $11.6 million for 1999 from $22.4 million in 1998.

Net Interest Expense

Interest expense (net of interest income) increased 10.6% to $29.2 million for 1999 from $26.4 million for 1998, due primarily to $2.2 million of additional interest resulting from the default on the Senior Secured Notes. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999.

Net Loss

Net loss increased to $20.9 million in 1999 compared to $8.0 million in 1998.

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

Other revenues for the Properties increased $5.8 million or 58.0% for 1998, primarily due to the proceeds from the termination of the Cliff Castle Management Agreement.

Promotional allowances for the Properties showed a net increase of $2.5 million or 17.0% for 1998. This increase resulted primarily from an increase of approximately $1.9 million for Fitzgeralds Tunica as well as an increase in Fitzgeralds Black Hawk promotional allowances of approximately $1.0 million.

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

Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds Card, increased 26.6% for 1998. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competitive activity in each of the markets in which the Company operates, particularly in Tunica, and the inclusion of Fitzgeralds Black Hawk marketing expenses for the full year 1998. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had unrestricted cash of $22.1 million compared to $13.0 million at December 31, 1998. The Company's primary sources of liquidity and cash flows during 1999 were $21.1 million from operations and $4.2 million from the sale of assets, which was comprised primarily of Nevada Club and Harolds Club assets. Uses of liquidity during 1999 included $5.6 million for the acquisition of property and equipment and $9.6 million for payments on debt. Net cash used in investing activities was $2.0 million for 1999 compared to $5.5 million for 1998. Net cash used in financing activities was $10.1 million for 1999 compared to $8.5 million for 1998.

The Company's principal sources of capital will consist of cash from operations, the Credit Facility, to the extent the lender permits the Company to utilize the Credit Facility while it is in default on its Senior Secured Notes, and vendor or third party financing of gaming and other equipment. In October 1998, the Company established the $15.0 million Credit Facility with a lending institution, of which up to $5.0 million was permitted to be used for capital projects at Fitzgeralds Black Hawk and up to $10.0 million of which was permitted to be used for general corporate purposes. The Credit Facility is secured by a lien on substantially all of the Company's assets, which lien is senior to the lien securing the Senior Secured Notes. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, its relatively high degree of leverage has prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors did not see any way to resolve this problem without restructuring the Company's indebtedness. On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes. The Company has not made the regularly scheduled interest payments of $12.5 million due and payable on June 15, 1999 and December 15, 1999. An Event of Default under the Indenture pursuant to which the Senior Secured Notes were issued occurred on July 15, 1999, and is continuing as of the date hereof. An additional $2.2 million of interest incurred from the default on the Senior Secured Notes has also not been paid. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the Senior Secured Notes and declare the unpaid principal and interest to be due and payable. In the event the Senior Secured Notes are accelerated, the Company would not have the resources available to repay such indebtedness. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness and reorganization of the Company that may include the sale of some or all of the Company's properties.

A default on the Senior Secured Notes also constitutes a default under the Credit Facility and, although the Company believes the lending institution will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances. The Company has repaid all amounts borrowed under the Credit Facility.

By suspending the interest payments on the Senior Secured Notes until such time as a restructuring plan has been negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring plan have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations during the restructuring period.

EBITDA AND ADJUSTED EBITDA

The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $25.6 million for 1999 and $35.4 million for 1998. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $27.9 million for 1999 and $30.0 for 1998. Adjusted EBITDA is determined based on the adjustments described in Note 5 to "Statement of Operations Data." However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $18.0 million and $10.0 million for the years ended December 31, 1999 and 1998, respectively.

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

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS AND APPLICATIONS

Year 2000 ("Y2K") efforts began in 1997 and involved inventory, assessment, remediation and testing of operational and business systems. As of the date hereof, the Company has not experienced any significant

Y2K related problems. If any residual Y2K related problems are discovered, the Company believes that they would not have a material effect on operations.

Starting in 1997 and continuing through December 31, 1999, the Company funded approximately $0.8 million to test applications, replace non-compliant hardware and software and train personnel to operate new or modified systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under its Credit Facility and third party financing. These sources of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. Ten million dollars of the Credit Facility was established for enhancing the Company's liquidity and, to the extent the lender permits the Company to utilize the Credit Facility while it is in default on its Senior Secured Notes, could primarily be used for fluctuations in cash flow from operations and for general corporate purposes. The Company typically replaces borrowings under its third party vendor financing, as necessary, with shorter termed variable rate financing generally secured by the assets being acquired. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust the Company's interest rate risk profile.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's debt obligations at December 31, 1999 and 1998:

      EXPECTED           EXPECTED MATURITY         WEIGHTED AVERAGE
   MATURITY DATE              AMOUNTS               INTEREST RATES             FAIR VALUE
--------------------  ------------------------  ----------------------  ------------------------
                            DECEMBER 31,              DECEMBER 31,            DECEMBER 31,
 Fixed Rate              1999         1998         1999        1998        1999         1998
                      -----------  -----------  ----------  ----------  -----------  -----------
    1999               $       -    $   3,211           -       3.92%
    2000                 203,840          763      13.23%       8.67%
    2001                     246          286       9.76%      10.44%
    2002                     131          106       8.93%      11.22%
    2003                     129          117       9.07%      11.18%
    2004                      79            -      10.30%           -
    Thereafter                14      203,280      10.30%      12.25%
                      -----------  -----------  ----------  ----------  -----------  -----------
Total Fixed Rate       $ 204,439    $ 207,763                            $ 113,014    $ 119,648
                      -----------  -----------                          -----------  -----------
 Variable Rate

    1999               $       -    $   1,424           -      11.35%
    2000                       -          564           -      11.10%
    2001                       -           88           -      11.29%
    2002                       -            -           -           -
    2003                       -        3,000           -       7.68%
    2004                       -            -           -           -
    Thereafter                 -            -           -           -
                      -----------  -----------  ----------  ----------  -----------  -----------
Total Variable Rate    $       -    $   5,076                            $       -    $   5,076
                      -----------  -----------                          -----------  -----------
 Total                 $ 204,439    $ 212,839                            $ 113,014    $ 124,724
                      ===========  ===========                          ===========  ===========


The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 1999, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is listed under Item 14 of Part IV of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF REGISTRANT


The following tables set forth certain information with respect to directors, executive officers and significant employees of the Company as of December 31, 1999:

                        DIRECTORS AND EXECUTIVE OFFICERS

NAME                         AGE   POSITION(s) HELD
----                         ---   ----------------
Philip D. Griffith            54   Chairman, President and Chief Executive Officer
Philip P. Hannifin(1)         65   Director, Executive Vice President
Patricia W. Becker            48   Director
Max L. Page                   50   Director; Executive Vice President and a director of
                                   Fitzgeralds Reno, Inc., and General Manager of
                                   Fitzgeralds Reno
Michael E. McPherson          48   Executive Vice President, Chief Financial Officer,
                                   Treasurer and Secretary

                              SIGNIFICANT EMPLOYEES

  NAME                       AGE    POSITION(s) HELD
  ----                       ---    ----------------
  Paul H. Manske              59    Executive Vice President of Marketing
  Cara L. Brown               37    Vice President and General Counsel
  William J. Noonan, III      48    Vice President and a director of Fitzgeralds Las
                                    Vegas, Inc., and General Manager of Fitzgeralds Las
                                    Vegas
  Domenic Mezzetta            64    Vice President and a director of Fitzgeralds
                                    Mississippi, Inc., ("FMI") and General Manager of
                                    Fitzgeralds Tunica
  Joe C. Collins              60    Vice President and a director of Fitzgeralds Black
                                    Hawk, Inc. and Fitzgeralds Black Hawk II, Inc., and
                                    General Manager of Fitzgeralds Black Hawk

--------
  (1) Mr. Hannifin was appointed to the Board of Directors effective April 29, 1999, to fill the vacancy created by the resignation of Michael A. Ficaro effective April 27, 1999.

PHILIP D. GRIFFITH, one of the Company's founders, has been President, Chief Executive Officer and a director of the Company and certain of its subsidiary companies since its inception in 1984 and has been Chairman of the Board since August 1997. Prior to his involvement with the Fitzgeralds group, Mr. Griffith was active in the gaming industry holding a variety of positions, including Chief Financial Officer and later President of Harolds Club in Reno from 1973 to 1984 and President of the Sands Hotel & Casino in Las Vegas with the Howard Hughes organization from 1982 to 1984. From 1968 to 1973, Mr. Griffith was a Certified Public Accountant with the St. Louis, Missouri and Las Vegas offices of Deloitte Haskins & Sells.

PHILIP P. HANNIFIN has served as Executive Vice President since joining the Company in 1991 and was a director of certain subsidiaries of the Company from 1986 to 1995. He has been active in the gaming industry holding a variety of positions, including a director of Riviera Holdings Corp. from 1993 to 1998,

Executive Vice President and a director of MGM Grand, Inc. from 1987 to 1991, President of Harrah's West from 1984 to 1986 and Executive Vice President and a director of Summa Corporation from 1977 to 1984. He is a past Chairman of the Nevada State Gaming Control Board. He holds a degree in psychology from the University of Nevada at Reno. Mr. Hannifin has been a director of the Company since April 1999. He is Chairman of the Audit Committee of the Board of Directors and a member of the Compensation Committee of the Board of Directors. He is also a director of American Wagering, Inc.

PATRICIA W. BECKER. Ms. Becker has been Senior Vice President of Corporate Affairs & Legal of Aladdin Gaming LLC since May 1998. From October 1993 to January 1995, she served as Chief of Staff to Nevada Governor Bob Miller. From September 1984 to October 1993, Ms. Becker was Senior Vice President, General Counsel and Secretary for Harrah's Casino Hotels, where she was responsible for all legal affairs. She was also a member of the senior strategic management group. From January 1983 to September 1984, Ms. Becker was a member of the Nevada State Gaming Control Board and from July 1979 to January 1983, she was a Deputy and Chief Deputy Attorney General assigned to the Nevada Gaming Division. She is President of Patricia Becker & Associates which provides consulting services to the gaming industry, a Vice Chair for the Gaming Law Section of the American Bar Association, Vice President of the International Association of Gaming Attorneys and a past president of the Nevada Trial Lawyers Association. Ms. Becker has been a director of the Company since December 1995. She is Chairperson of the Compensation Committee of the Board of Directors and a member of the Audit Committee of the Board of Directors.

MAX L. PAGE, one of the Company's founders, has served as Executive Vice President and a director of certain subsidiaries of the Company since September 1986 and as General Manager of Fitzgeralds Reno since November 1994. He has a B.A. in political science and a Masters in public administration from Brigham Young University. Mr. Page has been a director of the Company since January 1998. He was also a director of Nevstar Gaming & Entertainment Corporation during 1999, but resigned in March 2000.

MICHAEL E. MCPHERSON has been Executive Vice President since July 1999, Secretary since September 1997 and Chief Financial Officer and Treasurer since August 1997. Prior thereto he was Senior Vice President. He has served in various executive and financial positions since joining the Company in March 1985, including Senior Vice President of Operations from September 1995 to July 1997, Vice President of Finance from November 1994 to September 1995, Vice President and Treasurer for certain subsidiaries of the Company and Director of Finance for Fitzgeralds Reno. Mr. McPherson has a degree in business administration from the University of Nevada at Reno and is an associate member of the Nevada Society of Certified Public Accountants.

PAUL H. MANSKE, one of the Company's founders, has been Executive Vice President of Marketing since September 1999. Prior thereto he was Senior Vice President of Marketing and Executive Vice President of certain subsidiaries of the Company. He was Vice President of Marketing for Harolds Club and the Sands Hotel & Casino with the Howard Hughes organization in Las Vegas from 1978 to 1984 and a marketing executive with the Ford Motor Company from 1964 to 1978. Mr. Manske has a degree in business administration from Jacksonville University.

CARA L. BROWN has been Vice President and General Counsel since joining the Company in May 1996. Prior thereto, she was an associate counsel at Harrah's Las Vegas and a staff attorney at Jones, Jones, Close & Brown in Las Vegas. Ms. Brown has a degree from the University of North Carolina at Chapel Hill and a law degree from the Marshall-Wythe School of Law at the College of William and Mary in Williamsburg, Virginia.

WILLIAM J. NOONAN, III has been Vice President and a director of Fitzgeralds
Las Vegas, Inc. and General Manager of Fitzgeralds Las Vegas since May 1994. He was first employed as Vice President of FLVI in January 1994. Prior to joining the Company, he served as city manager of Perry, Florida from January 1982 to September 1987; Cape Coral, Florida from September 1987 to January 1991; and Las Vegas, Nevada from February 1991 to July 1993. He was also engaged in business and gaming consulting services from August 1993 to February 1994. Mr. Noonan has a Master's degree in public administration from the University of Kansas and a B.S. degree in public administration and economics from South Missouri State University.

DOMENIC MEZZETTA has been Vice President and a director of Fitzgeralds Mississippi, Inc. and General Manager of Fitzgeralds Tunica since joining the Company in May 1998. Prior there to, he was Vice President & General Manager of Hollywood Casino & Hotel in Tunica from January 1994 to May 1998; Vice President & General Manager of Island Fantasy Casino in Tunica from August 1993 to January 1994; General Manager of El Capitan in Hawthorne, Nevada from May 1990 to August 1993; Assistant General Manager of the Stardust Hotel & Casino in Las Vegas from May 1986 to May 1990; General Manager of Cactus Pete's Resort Hotel & Casino in Elko, Nevada from October 1983 to May 1985. He also held various executive level positions at Harvey's Resort Hotel and Inn Casino at Lake Tahoe, Nevada, from July 1971 to October 1983.

JOE C. COLLINS has been Vice President and a director of Fitzgeralds Black Hawk Inc, and General Manager of Fitzgeralds Black Hawk since January 1995. He has also been Vice President and a director of Fitzgeralds Black Hawk II, Inc. since July 1997. He was hotel director at Fitzgeralds Reno from April 1985 to December 1994. Mr. Collins currently serves on the executive Board of the Black Hawk Casino Owners Association and on the Board of the Black Hawk Business Improvement District.

BOARD OF DIRECTORS

Directors are elected at the annual meeting of stockholders and each director is elected to serve until a successor is elected and qualified. The Company has not held an annual meeting of stockholders since August 1998. The number of directors may not be less than three or more than nine. In cases where all of the common shares of the Company are owned beneficially or of record by either one or two stockholders, the number may be less than three but not less than the number of stockholders. The current Board of Directors consists of four directors.

The Board of Directors has two standing committees:  Audit and Compensation.

The Audit Committee reviews reports of the Company's independent certified public accountants and makes recommendations to the full Board on matters concerning the Company's audits and the selection of independent certified public accountants. The Audit Committee does not have a formal written Audit Committee charter. The members of the Audit Committee are Patricia W. Becker and Philip P. Hannifin, as Chairman. Although the Company's Common Stock is not listed on any stock exchange or quoted on NASDAQ, only Ms. Becker would be deemed independent under current NASDAQ rules. The Company's unaudited financial statements included in Forms 10-Q subsequent to the date of this Annual Report on Form 10-K will be reviewed by the Company's independent certified public accountants in accordance with the procedure set forth in Statement on Accounting Standards No. 71.

The Compensation Committee reviews and makes recommendations to the Board of Directors with respect to salaries, bonuses and other compensation of the Company's executive officers. The members of the Compensation Committee are Philip P. Hannifin and Patricia W. Becker, as Chairperson.

Directors who are also employees of the Company do not receive any compensation for their services as directors. Non-employee directors are paid fees of $40,000 per year and $1,000 per Board meeting attended in person or telephonically. Ms. Becker has received five-year options to purchase 9,000 shares of the Company's Common Stock, exercisable at a price equal to the fair market value of the Common Stock on the date of grant. Ms. Becker is also chairperson of the Gaming Compliance Committee (a non-Board committee) for which she is paid an additional fee of $40,000 per year and $1,000 per Committee meeting attended in person or telephonically. She also participates in all health insurance plans generally available to the Company's employees. The Company reimburses each director for reasonable out-of-pocket expenses incurred in his or her capacity as a member of the Board of Directors. No payments are made for actions taken in writing. Each director attended 100% of the total number of meetings of the Board and the committees on which he or she served during the fiscal year ended December 31, 1999.

The Company has no nominating committee or other committee performing similar functions.

NON-BOARD COMMITTEES

The Executive Committee, comprised of Michael E. McPherson, Max L. Page and Philip D. Griffith, as Chairman, provides a forum for interaction and discussion among its senior executives.

The Gaming Compliance Committee, comprised of Cara L. Brown, Kathleen Bryant, Philip P. Hannifin, Michael E. McPherson and Patricia W. Becker, as Chairperson, establishes procedures for and monitors compliance with gaming regulations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Insiders") to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and to furnish the Company with copies of all forms filed.

To the Company's knowledge, based solely on its review of the copies of such forms furnished to the Company and written representation that no other reports were required, during the past fiscal year all Section 16(a) filing requirements applicable to the Company's Insiders were met.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid by the Company in the three fiscal years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and each of its other most highly compensated executive officers (collectively the "named executive officers"). The named executive officers include: (i) each person who served as Chief Executive Officer during 1999; (ii) each person who (a) served as an executive officer at December 31, 1999, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 1999; and (c) received over $100,000 in compensation in 1999; (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 1999; and (iv) certain persons who served as executive officers of a subsidiary of the Company. Titles refer to the Company unless otherwise indicated.

SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                  ANNUAL COMPENSATION(1)                     COMPENSATION
                                  -----------------------------------------------------------------------
                                                                                   OTHER
                                                                                   ANNUAL      SECURITIES            ALL OTHER
                                  FISCAL                                        COMPENSATION   UNDERLYING          COMPENSATION
     NAME & POSITION               YEAR          SALARY($)      BONUS($)(2)        ($)(3)      OPTIONS (#)            ($)(4)
     ---------------               ----          ---------      -----------        ------      -----------            ------
Philip D. Griffith                 1999          541,997               --            --                --             273,715
  Chairman, President &            1998          511,125          225,000            --                --             126,877
  Chief Executive Officer          1997          510,008          225,000            --           100,000             114,448

Michael E. McPherson               1999          236,538               --            --            11,854(5)            7,714
  Executive Vice President         1998          222,115           75,000            --            11,854               3,675
  Chief Financial Officer,         1997          169,327           82,500            --            19,000               3,207
  Treasurer & Secretary

Paul H. Manske                     1999          274,038               --            --                --              19,174
  Executive Vice President         1998          249,313           75,000            --                --              11,448
  Marketing                        1997          224,192           75,000            --            19,000              10,701

Max L Page                         1999          240,500               --            --                --              21,855
  Director; Executive Vice         1998          224,423           20,000            --                --               7,575
  President of FRI &               1997          207,308           20,000            --             9,000               9,976
  General Manager of
  Fitzgeralds Reno

Domenic Mezzetta(6)                1999          195,481               --            --                --              18,535
  Vice President of FMI            1998          109,616               --            --                --               1,180
  & General Manager of
  Fitzgeralds Tunica

-----------
(1) Amounts shown include cash compensation earned for the periods reported whether paid or accrued in such periods.

(2) Amounts shown in 1998 represent bonus compensation earned in 1998 and not calculable at the time of filing the Form 10-K for the fiscal year ending December 31, 1998. As of December 31, 1999, the Company has accrued $481,989 for payment of bonuses earned in 1999; however, individual amounts have not yet been determined and approved by the Compensation Committee.

(3) Other Annual Compensation for perquisites for each individual named above for 1999, 1998 and 1997 aggregated less than (a) 10% of the total annual salary and bonus for each individual or (b) $50,000, whichever is lower; therefore, no such amounts are included.

(4) Amounts represent premiums for life insurance and long-term disability policies, medical benefits and the Company's Profit Sharing and 401(k) contributions. In fiscal 1999, the Company's Profit Sharing and 401(k) contributions were $2,400, $2,400, $2,400, $2,400 and $999 for Messrs.
      Griffith, McPherson, Manske, Page and Mezzetta, respectively. During 1999, the Company paid $10,415, $3,288, $5,652, $16,187; and $16,737 in medical benefits for Messrs. Griffith, McPherson, Manske, Page and Mezzetta, respectively. During 1999, the Company paid $260,900 in premiums for split dollar, term life insurance and long-term disability policies for Mr. Griffith and $2,025, $11,121, $3,268 and $798 in premiums for term life insurance and long-term disability policies for Messrs. McPherson, Manske, Page and Mezzetta, respectively. See Employment Agreements with Executive Officers and Key Employees.

(5) Options that would have normally expired on June 30, 1998 were cancelled and re-granted with an expiration date of June 30, 1999. The term of the options was later extended to December 31, 1999, at which time they expired unexercised.

(6) Mr. Mezzetta was appointed Vice President of FMI and General Manager of Fitzgeralds Tunica on May 25, 1998.

OPTION GRANTS TABLE

The following table sets forth, with respect to the named executive officers, information concerning the grant of stock options during the fiscal year ended December 31, 1999. During 1999, a total of 53,261 stock options were canceled and a total of 53,261 were re-granted, of which 11,854 stock options were re-granted to one of the named executive officers. The Company has never granted stock appreciation rights.


                        OPTION GRANTS IN LAST FISCAL YEAR


                             INDIVIDUAL GRANTS                                            POTENTIAL
                       ----------------------------                                       REALIZABLE
                         NUMBER OF       PERCENT OF                                    VALUE AT ASSUMED
                        SECURITIES     TOTAL OPTIONS    EXERCISE                     ANNUAL RATE OF STOCK
                        UNDERLYING      GRANTED TO      OR BASE                       PRICE APPRECIATION
                         OPTIONS       EMPLOYEES IN      PRICE     EXPIRATION         FOR OPTION TERM(1)
        NAME           GRANTED #(2)     FISCAL YEAR      ($/SH)       DATE              5%        10%
---------------------------------------------------------------------------------------------------------
Philip D. Griffith              0             0              -           -               $-         $-
Michael E. McPherson       11,854         22.3%           1.00        12/31/99            -          -
Paul H. Manske                  0             0              -           -                -          -
Max L. Page                     0             0              -           -                -          -
Domenic Mezzetta                0             0              -           -                -          -

--------

(1)   The Company's Common Stock is not publicly traded.

(2) In June 1999, the Board of Directors canceled 53,261 options and re-granted options to purchase 53,261 shares of the Company's Common Stock with an expiration date of June 30, 1999. The term of the options was later extended to December 31, 1999, at which time they expired unexercised.

OPTION EXERCISES TABLE

The following table sets forth, with respect to the named executive officers, information concerning the exercise of stock options during the fiscal year ended December 31, 1999, and the number of unexercised stock options held as of December 31, 1999.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

                                                 NUMBER OF SECURITIES
                                                      UNDERLYING
                                                     UNEXERCISED              VALUE OF UNEXERCISED
                                                    OPTIONS HELD AT          IN-THE-MONEY OPTIONS
                        SHARES                    DECEMBER 31, 1999(#)       AT DECEMBER 31, 1999(1)
                     ACQUIRED ON     VALUE     --------------------------  ----------------------------
       NAME          EXERCISE(#)   REALIZED($) EXERCISABLE  UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
       ----          -----------   -----------------------  -------------  -----------    -------------
Philip D. Griffith        -            -         100,000           0           $-              $-
Michael E. McPherson      -            -          19,000           0            -               -
Paul H. Manske            -            -          19,000           0            -               -
Max L. Page               -            -           9,000           0            -               -
Domenic Mezzetta          -            -               0           0            -               -

--------
(1) The exercise price of the unexercised options exceeds the assigned value of the Common Stock. The Company's Common Stock is not publicly traded.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS AND KEY EMPLOYEES

The Company has entered into employment agreements with Messrs. Griffith, McPherson, Manske, Page and Ms. Brown to serve in their present offices for terms expiring June 28, 2003, July 5, 2002, September 1, 2002, September 1, 2002 and April 30, 2001, respectively. As of February 24, 2000, Messrs. Griffith, McPherson, Manske, Page and Ms. Brown have salaries of $546,000, $250,000, $250,000, $250,000 and $115,763, respectively, and their respective employment agreements generally provide for annual merit increases. The employment agreements also provide that such persons will participate in the Company's executive compensation plans, health plan and any other benefit plan established for selected officers of the Company and that in the event of a termination of employment without "good cause" (as defined in the agreements), such persons will be entitled to any unpaid salary in a specified percentage through the remainder of the term of their respective agreement.

FMI has entered into an employment agreement with Mr. Mezzetta under which he was appointed Vice President of FMI and General Manager of Fitzgeralds Tunica for a term expiring on May 24, 2001. As of February 24, 2000, Mr. Mezzetta receives a salary of $199,500 and is eligible to participate in FMI's bonus plan, health plan and in any other benefit plan established by Fitzgeralds Tunica for its executives.

Consistent with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors.

EXECUTIVE BONUS PLAN

The Company has established an Executive Bonus Plan to provide the senior executive officers of the Company with a performance-based compensation program. Effective January 1, 1999, the Company revised the threshold established for bonus consideration to take into account the termination of management and consulting services provided to Indian operations in Arizona and New York. The new threshold is $25.0 million in EBITDA, prior to accruing bonus expense and adjusted for extraordinary, non-recurring items that are deemed non-operational in nature ("Adjusted EBITDA"). The bonus amount will start at 1.4% of Adjusted EBITDA at the $25.0 million level and increase by one-tenth of one percent for each $1.0 million of Adjusted EBITDA above $25.0 million up to a maximum of 3%. Each percentage increase achieved would be on a first dollar basis and computed on the entire adjusted EBITDA. The Compensation Committee will have full discretion concerning the payment of executive bonuses.

STOCK OPTION INCENTIVE PLAN

The Company has adopted the Stock Option Incentive Plan (the "Stock Option Plan") which was approved by stockholders in August 1997. The following is a description of the Stock Option Plan.

The Stock Option Plan provides for the grant of options to purchase Common Stock of the Company that are intended either to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or not intended to qualify ("non-qualified stock options"). All officers, directors, employees, consultants, advisers, independent contractors and agents are eligible to receive options under the Stock Option Plan, except that only employees may receive incentive stock options. The maximum number of shares available for issuance under the Stock Option Plan is 1,000,000. At December 31, 1999, there were 271,000 stock options outstanding under the Stock Option Plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors of the Company is comprised of Philip P. Hannifin and Patricia W. Becker, as Chairperson. Ms. Becker was not an officer or employee of the Company during or prior to 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth to the best of the Company's knowledge certain information regarding the beneficial ownership of the Common Stock as of February 24, 2000 by (i) each person who beneficially owned more that 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each other person named in the Summary Compensation Table (See Item 11 - Executive Compensation); and (iv) all executive officers and directors of the Company as a group.



                      NAME AND ADDRESS OF BENEFICIAL OWNER

                                                       NUMBER OF SHARES                  PERCENT
                                                      BENEFICIALLY OWNED(a)             OF CLASS
                                                      ------------------                --------
Philip D. Griffith                                         3,519,105(b)                    62.8%
    301 Fremont Street
    Las Vegas, NV 89101
Putnam Investments, Inc.
    One Post Office Square                                   384,560(c)                     7.0%
    Boston, MA 02109
Paul H. Manske                                               142,565(d)                     3.3%
Max L. Page                                                  132,565(e)                     2.4%
Philip P. Hannifin                                            25,488                          *
Patricia W. Becker                                            36,475(f)                       *
Michael E. McPherson                                          19,000                          *
Domenic Mezzetta                                                   0                          *
All directors and executive officers as a group
    (five persons)                                         3,732,633                       67.8%

-------------

*       Indicates less than 1%

(a) The amounts shown include rights to shares available for exercise pursuant to the Stock Option Plan: Mr. Griffith, 100,000 shares; Mr. Manske, 19,000 shares; Mr. Page, 9,000 shares; Mr. Hannifin, 1,500 shares; Ms. Becker, 9,000 shares; Mr. McPherson, 19,000 shares. All options are exercisable within 60 days.

(b) Held by the Philip D. Griffith Gaming Trust of which Mr. Griffith is a trustee.

(c) Putnam Investments, Inc. ("PI") is a holding company organized under Massachusetts law. Filing on behalf of itself and its wholly-owned subsidiary, Putnam Investment Management, Inc. ("PIM"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, PI and PIM have reported beneficial ownership with shared dispositive power over the shares listed. As part of the Putnam family of mutual funds, Putnam Diversified Income Trust has reported beneficial ownership with shared dispositive power over 216,863 shares of the 384,560 shares held by PIM. The source of this information is a Schedule 13G filed by PI with the Securities and Exchange Commission dated February 17, 1999. Ownership is reported as of December 31, 1998.

(d) Held by the Paul H. Manske Family Trust of which Mr. Manske is a trustee.

(e)     Held by the Max Lynn Page 1987 Trust of which Mr. Page is a trustee.

(f) Held by the Patricia W. Becker Family Trust of which Ms. Becker is a trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A fee is payable to executive officers of the Company who agree to provide any requested guarantee of Company borrowings and letters of credit. Such fee, which is set by the Board of Directors on a case-by-case basis, is generally equal to 2% to 4% of the amount guaranteed not to exceed $250,000 per year as to any such individual. During 1999, Mr. Griffith personally guaranteed letters of credit aggregating at any one time a maximum of $305,000 for which he received fees of $4,910. As of December 31, 1999, Mr. Griffith had no personal guarantees.

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
               attached:

               Independent Auditors' Report

               Consolidated Balance Sheets as of December 31, 1999 and 1998

               Consolidated Statements of Operations for the Years Ended

                      December 31, 1999, 1998, and 1997

               Consolidated Statements of Stockholders' Deficiency for the Years Ended

                      December 31, 1999, 1998, and 1997

               Consolidated Statements of Cash Flows for the Years Ended

                      December 31, 1999, 1998, and 1997

               Notes to Consolidated Financial Statements

        2.     Financial Statement Schedules.

               Schedule II -- Consolidated Valuation and Qualifying Accounts.

        3.     Exhibits.  Refer to (c) below

(b) Reports on Form 8-K. For the last quarter of the fiscal year ended December 31, 1999, the Company filed the following reports on Form 8-K:

           Report on Form 8-K, Item 5, filed on October 14, 1999

(c) Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.

                                   SIGNATURES




        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000.


                                            Fitzgeralds Gaming Corporation


                                            By:  /s/ Michael E. McPherson
                                               ---------------------------------
                                               Michael E. McPherson
                                               Executive Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Secretary

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

            SIGNATURE                                TITLE                        DATE
            ---------                                -----                        ----
      /s/ Philip P. Griffith            Chairman, President, Chief            March 10, 2000
    ------------------------            Executive Officer and Director
    Philip P. Griffith                  (Principal Executive Officer)


      /s/ Michael E. McPherson          Executive Vice President, Chief       March 10, 2000
    --------------------------          Financial Officer, Treasurer and
    Michael E. McPherson                Secretary (Principal Financial
                                        and Accounting Officer)


      /s/ Philip P. Hannifin            Director                              March 10, 2000
    ------------------------
    Philip P. Hannifin


      /s/ Patricia W. Becker            Director                              March 10, 2000
    ------------------------
    Patricia W. Becker


      /s/ Max L. Page                   Director                              March 10, 2000
    -----------------
    Max L. Page

                                INDEX TO EXHIBITS

                                                                                            SEQUENTIALLY
EXHIBIT                                                                                     NUMBERED
NUMBER       DOCUMENT                                                                       PAGE
------------ ------------------------------------------------------------------------------ -------------
2(a)         (i) Recapitalization Agreement, dated March 14, 1994, among Fitzgeralds
             South, Inc. (formerly Fitzgeralds Gaming Corporation), Fitzgeralds Las
             Vegas, Inc. and certain stockholders thereof; (ii) Plan of Reorganization and Stockholders Agreement, dated December 5, 1994, among Fitzgeralds Gaming
             Corporation and stockholders of Fitzgeralds Reno, Inc., Fitzgeralds South,
             Inc., Fitzgeralds Inc., Nevada Club, Inc.; and (iii) Supplement to Plan of
             Reorganization and Stockholders Agreement, dated December 30, 1994, between
             Fitzgeralds Gaming Corporation and the stockholders of Fitzgeralds Reno,
             Inc. and Nevada Club, Inc.(1)

3(a)         (i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds
             Gaming Corporation, as amended.(1)(8)

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

                                                                                            SEQUENTIALLY
EXHIBIT                                                                                     NUMBERED
NUMBER       DOCUMENT                                                                       PAGE
------------ ------------------------------------------------------------------------------ -------------
4(b)         Form of Registration Rights Agreement dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds
             Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc.,
             Fitzgeralds Fremont Experience Corporation, Fitzgeralds Mississippi, Inc.,
             Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk II, Inc. and 101 Main
             Street Limited Liability Company, and Jefferies & Company, Inc. and Merrill
             Lynch, Merrill, Lynch, Pierce, Fenner and Smith Incorporated, as initial purchasers.(2)

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

4(i)         Form of First Amendment to Warrant Agreement by and between Fitzgeralds
             Gaming Corporation and The Bank of New York, as warrant agent.(2)

10(a)        (i) Agreement for Wastewater Service and (ii) Agreement for Water Service,
             each dated March 15, 1994, and (iii) Amendment to Agreements for Water and
             Wastewater Services, dated June 27, 1994, each between Fitzgeralds
             Mississippi, Inc. and River Bend Environmental Energy, Inc.(1)

10(b)        (i) Lease, dated December 31, 1974, between Santino Oppio, as Lessor, and
             Center Street Properties Corp., as Lessee, and (ii) Sublease and Agreement,
             dated December 31, 1986, by Meta K. Fitzgerald, as Sublessor, and Lincoln
             Investments, Inc. (now known as Fitzgeralds Reno, Inc.), as Sublessee.(1)

                                                                                            SEQUENTIALLY
EXHIBIT                                                                                     NUMBERED
NUMBER       DOCUMENT                                                                       PAGE
------------ ------------------------------------------------------------------------------ -------------
10(c)        (i) Lease Agreement and Interim Agreement Regarding Lease Agreement and (ii)
             Lease Agreement, dated September 5, 1995, both between John A. Kramer, Sr.,
             Trustee, Helen M. Kramer, Elizabeth Thatcher Brooks and Betty Bennett,
             Executrix of the estate of John David Kramer, as Lessor, and Fitzgeralds Las
             Vegas, Inc., as Lessee.(1)

10(d)        Lease Agreement, dated September 1, 1978, between Jewel F. Nolan and Julie
             L. Nolan, David Kramer and Betty Bennett and Richard J. Tinkler, as Lessor,
             and M.B. Dalitz, as Lessee. Amendment, dated December 20, 1982, between
             Julie L. Nolan, David Kramer, Betty Bennett and Richard J. Tinkler, as
             Lessor, and M.B. Dalitz, as Lessee. Lease Amendment, Estoppel Certificate
             and Consent to Assignment, dated October 18, 1987, to the named recipients and between Julie L. Nolan, David Kramer, Betty Bennett and Richard J.
             Tinkler, as Lessor, and M.B. Dalitz, as Lessee.(1)

10(e)        Lease Agreement, dated July 21, 1954, between Las Vegas Lodge No. 32, Free &
             Accepted Masons, as Lessor, and H. John Gluskin, as Lessee. Amendment to
             Lease Agreement, dated July 26, 1954, between Las Vegas Lodge No. 32, Free &
             Accepted Masons, as Lessor, and H. John Gluskin, as Lessee.  Assignments,
             dated July 27, 1954, February 2, 1955, August 7, 1972 and September 1, 1973.
             Supplemental Agreement of October 14, 1994, between Las Vegas Lodge No. 32,
             Free & Accepted Masons and H. John Gluskin. Articles of Amendment, dated
             June 7, 1973, between Las Vegas Lodge No. 32, Free & Accepted Masons, as
             Lessor, and Frederic N. Richman and The Pullman Company, d/b/a Nevada
             Building Company. Amendment to Masonic Lodge Ground Lease, dated December
             20, 1982. Lease Amendment, Estoppel Certificate and Consent to Assignment,
             dated October 23, 1987, to the named recipients and between Las Vegas Lodge
             No. 32, Free & Accepted Masons, as Lessor, and H. John Gluskin, as Lessee.(1)

10(f)        Lease, dated March 4, 1976, between A.W. Ham, Jr., Trustee, under wills of
             A.W. Ham and Alta M. Ham, as Lessor, and Nevada Building Company, as Lessee,
             Amendments to Lease, dated December 20, 1982 and December 30, 1982, between
             A.W. Ham, Jr., Trustee, as Lessor, and M.B. Dalitz, as Lessee. Lease
             Amendment, Estoppel Certificate and Consent to Assignment, dated October 18,
             1987, to the named recipients and between A.W. Ham, Jr., Trustee, and M.B.
             Dalitz.(1)

10(g)        Amended and Restated Operating Agreement of The Fremont Street Experience
             Limited Liability Company, a Nevada Limited Liability Company, dated June 6,
             1995.(1)

10(h)        Fitzgeralds Gaming Corporation Stock Option Incentive Plan, amended and restated as of May 1, 1998.(4)

10(i)        Employment Agreements between Fitzgeralds Gaming Corporation and (i) Philip
             D. Griffith dated June 28, 1999; (ii) Michael E. McPherson dated July 5,
             1999; and (iii) each of Paul H. Manske and Max L. Page dated September 1,
             1999.(7)(8)

10(j)        Fitzgeralds Gaming Corporation Executive Bonus Plan, amended and restated as of January 1, 1999.(6)

                                                                                            SEQUENTIALLY
EXHIBIT                                                                                     NUMBERED
NUMBER       DOCUMENT                                                                       PAGE
------------ ------------------------------------------------------------------------------ -------------
10(k)        License Agreement, dated September 11, 1995, between Holiday Inns
             Franchising, Inc. and Fitzgeralds Las Vegas, Inc.(1)

10(l)        Indemnification Agreements, each dated July 14, 1995, between Fitzgeralds
             Gaming Corporation and each of Philip D. Griffith, Jerome H. Turk, Terrance
             W. Oliver, Fernando Bensuaski, Michael E. McPherson and Gerald C.
             Heetland.(1)

10(m)        Shareholders' Agreement, dated December 19, 1995, among the
             Shareholders listed therein, Fitzgeralds Gaming Corporation and
             First Interstate Bank of Nevada, N.A.(6)

10(n)        (i) Loan and Security Agreement dated as of October 29, 1998 and
             (ii) First Amendment to Loan and Security Agreement dated as of
             December 9, 1999, each between Fitzgeralds Gaming Corporation and
             Foothill Capital Corporation.(5)(9)

10(o)        Intercreditor Agreement dated as of October 29, 1998, by and between The
             Bank of New York and Foothill Capital Corporation.(5)

10(p)        Stock Pledge Agreement dated as of October 29, 1998, by and between
             Fitzgeralds Gaming Corporation and Foothill Capital Corporation.(5)

10(q) General Continuing Guaranty dated as of October 29, 1998, by and among certain Subsidiaries of Fitzgeralds Gaming Corporation in favor of Foothill Capital Corporation.(5)

10(r) Pledge Agreement dated as of October 29, 1998, by and among the Subsidiaries of Fitzgeralds Gaming Corporation party to the General
             Guaranty and Foothill Capital Corporation.(5)

10(s) Security Agreement dated as of October 29, 1998, by and among the Subsidiaries of Fitzgeralds Gaming Corporation party to the General
             Continuing Guaranty and Foothill Capital Corporation.(5)

10(t) Trademark Security Agreement dated as of October 29, 1998, by and among Fitzgeralds Gaming Corporation, its Subsidiaries party to the General Continuing Guaranty and Foothill Capital Corporation.(5)

10(u) Copyright Security Agreement dated as of October 29, 1998, by and among Fitzgeralds Gaming Corporation, its Subsidiaries party to the General Continuing Guaranty and Foothill Capital Corporation.(5)

10(v)        Environmental Indemnity as of October 29, 1998, by Fitzgeralds
             Gaming Corporation, its Subsidiaries party to the General
             Continuing Guaranty in favor of Foothill Capital Corporation.(5)

10(w)        Deed of Trust, Security Agreement and Fixture Filing with Assignment of
             Rents, dated as of October 29, 1998 (Fitzgeralds Las Vegas).(5)

10(x)        Deed of Trust, Security Agreement and Fixture Filing with Assignment of
             Rents, dated as of October 29, 1998 (Fitzgeralds Reno).(5)

10(y)        Deed of Trust, Security Agreement and Fixture Filing with Financing
             Statement and Assignment of Rents, dated as of October 29, 1998 (101 Main
             Street).(5)

                                                                                            SEQUENTIALLY
EXHIBIT                                                                                     NUMBERED
NUMBER       DOCUMENT                                                                       PAGE
------------ ------------------------------------------------------------------------------ -------------
10(z)        Deed of Trust, Security Agreement and Fixture Filling with Assignment of
             Rents, dated as of October 29, 1998 (Fitzgeralds Mississippi).(5)

10(aa)       First Preferred Vessel Mortgage on the Whole of the Fitzgeralds Tunica,
             dated as of October 29, 1998 (Fitzgeralds Mississippi).(5)

10(bb) Subordination Agreement dated as of October 29, 1998, by and among Fitzgeralds Gaming Corporation, its Subsidiaries party to the General Continuing Guaranty and Foothill Capital Corporation.(5)

10(cc) Self Insurer's Surety Bond, dated as of September 10, 1998, executed by Frontier Insurance Company for $2.5 million, for Fitzgeralds Gaming Corporation to act as a self-insured employer in the State of Nevada.(6)

10(dd)       Form of Management Agreement, dated March 17, 1999, between Fitzgeralds
             Gaming Corporation and each of Fitzgeralds Las Vegas, Inc., Fitzgeralds
             Mississippi, Inc., Fitzgeralds Reno, Inc. and 101 Main Street Limited
             Liability Company.(6)

10(ee)       Agreement, dated February 25, 1999, between Fitzgeralds Las Vegas, Inc. and
             Culinary Workers Union Local  No. 226 and Bartenders Union Local No. 165.(6)

10(ff)       Labor Agreement, dated February March 1, 1999, between Fitzgeralds Las
             Vegas, Inc. and the United Brotherhood of Carpenters and Joiners of America,
             Southern California-Nevada Regional Council of Carpenters and its Affiliated
             Local Union No. 1780, for the period August 1, 1998 through July 31, 2001.(6)

10(gg)       Non-Disburbance and Attornment Agreement dated as of December 10, 1999, by and between e.three Custom Energy Solutions, LLC, Fitzgeralds Las Vegas,
             Inc. and Foothill Capital Corporation.(9)

10(hh) (i) Lease Agreement and (ii) Chilled Water Service Agreement, each dated as of December 10, 1999, between e.three Custom Energy
             Solutions, LLC and Fitzgeralds Las Vegas, Inc.(9)

10(ii)       Construction Agreement dated as of February 8, 2000, by and between the Las
             Vegas Valley Water District, Fitzgeralds Las Vegas, Inc. and e.three Custom
             Energy Solutions, LLC.(9)

21           List of subsidiaries of the Company.(3)

27(c)        Financial data schedule.(9)

--------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-94624, which became effective on December 13, 1995.

(2) Incorporated by reference to the Company's Report on Form 8-K, SEC File No. 0-26518, filed January 12, 1998.

(3) Incorporated by reference to the Company's Report on Form 10-K, SEC File No. 0-26518, filed March 31, 1998.

(4) Incorporated by reference to the Company's Report on Form 10-Q, SEC. File No. 0-26518, filed June 28, 1998.

(5) Incorporated by reference to the Company's Report on Form 8-K, SEC. File No. 0-26518, filed December 4, 1998.

(6) Incorporated by reference to the Company's Report on Form 10-K, SEC File No. 0-26518, filed March 30, 1999.

(7) Incorporated by reference to the Company's Report on Form 10-Q, SEC File No. 0-26518, filed August 17, 1999.

(8) Incorporated by reference to the Company's Report on Form 10-Q, SEC File No. 0-26518, filed November 10, 1999.

(9)     Filed herewith.

FITZGERALDS GAMING CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                                      PAGE
                                                                                      ----
ITEM 8.  FINANCIAL STATEMENTS

  Independent Auditor's Report                                                        F - 2

  Consolidated Balance Sheets as of December 31, 1999 and 1998                        F - 3

  Consolidated Statements of Operations for the Years Ended December 31, 1999,
    1998 and 1997                                                                     F - 5

  Consolidated Statements of Stockholders' Deficiency for the Years Ended
    December 31, 1999, 1998 and 1997                                                  F - 6

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,        F - 7
    1998 and 1997

  Notes to Consolidated Financial Statements                                          F - 9

INDEPENDENT AUDITORS' REPORT

Fitzgeralds Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Fitzgeralds Gaming Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's event of default on its Senior Secured Notes, along with its recurring losses from operations, negative working capital and stockholder's capital deficiency, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP


Las Vegas, Nevada
February 24, 2000

FITZGERALDS GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

ASSETS                                                       1999           1998
                                                         ------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                            $ 22,115,594   $ 13,038,589
    Restricted cash                                                --        537,179
    Accounts receivable, net of allowance for doubtful
      accounts of $405,003 and $345,540                     1,416,795      1,440,249
    Inventories                                             1,771,327      1,375,443
    Prepaid expenses:
      Gaming taxes                                          1,379,589      1,209,825
      Other                                                 2,858,118      2,487,170
                                                         ------------   ------------

        Total current assets                               29,541,423     20,088,455
                                                         ------------   ------------

PROPERTY AND EQUIPMENT, net                               152,017,061    159,714,663
                                                         ------------   ------------

OTHER ASSETS:
    Estimated realizable value of Nevada Club assets
      held for sale                                                --      4,122,842
    Restricted cash                                         2,203,978      1,659,000
    Debt offering costs                                     7,394,649      8,727,796
    Goodwill, net of accumulated amortization
      of $843,796 and $497,865                             13,335,365     13,681,296
    Other assets                                            2,304,014      1,203,412
                                                         ------------   ------------

        Total other assets                                 25,238,006     29,394,346
                                                         ------------   ------------

TOTAL                                                    $206,796,490   $209,197,464
                                                         ============   ============

See notes to consolidated financial statements                       (Continued)

FITZGERALDS GAMING CORPORATION

DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                             1999            1998
                                                                                 ------------    ------------
CURRENT LIABILITIES:
   Debt accelerated due to default                                               $203,166,582    $         --
   Current portion of long-term debt                                                  673,619       4,634,747
   Notes payable - related parties                                                         --         304,638
   Accounts payable                                                                 4,552,807       8,139,478
   Accrued and other:
     Payroll and related                                                            4,619,366       5,010,169
     Progressive jackpots                                                           1,230,036       1,311,074
     Outstanding chips and tokens                                                     864,263         728,254
     Interest                                                                      28,456,467       1,131,466
     Other                                                                          7,168,493       6,632,472
                                                                                 ------------    ------------

       Total current liabilities                                                  250,731,633      27,892,298

LONG-TERM DEBT, net of current portion and debt accelerated due to default            598,478     208,204,024
                                                                                 ------------    ------------

       Total liabilities                                                          251,330,111     236,096,322
                                                                                 ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

CUMULATIVE REDEEMABLE PREFERRED STOCK
   $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $16,224,779 and $11,264,632 recorded at liquidation preference, net of unamortized offering costs and discount of $6,262,268
     and $6,863,461, respectively                                                  29,962,511      24,401,171
                                                                                 ------------    ------------
STOCKHOLDERS' DEFICIENCY
   Common stock, $.01 par value; 29,200,000 shares authorized;
     5,508,082 and 4,012,846 shares issued and outstanding                             55,080          40,128
   Additional paid-in-capital                                                      23,954,220      23,649,582
   Accumulated deficit                                                            (98,505,432)    (74,989,739)
                                                                                 ------------    ------------

       Total stockholders' deficiency                                             (74,496,132)    (51,300,029)
                                                                                 ------------    ------------

TOTAL                                                                            $206,796,490    $209,197,464
                                                                                 ============    ============

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                            1999            1998            1997
                                                        ------------    ------------    ------------
OPERATING REVENUES:
  Casino                                                $171,739,693    $162,506,030    $141,215,071
  Food and beverage                                       24,603,925      24,936,289      22,499,113
  Rooms                                                   21,551,208      21,213,266      21,318,538
  Other                                                    3,627,150      15,745,882       9,965,508
                                                        ------------    ------------    ------------
   Total                                                 221,521,976     224,401,467     194,998,230
  Less promotional allowances                             19,123,882      17,276,879      15,296,497
                                                        ------------    ------------    ------------
   Net                                                   202,398,094     207,124,588     179,701,733
                                                        ------------    ------------    ------------

OPERATING COSTS AND EXPENSES:
  Casino                                                  83,895,369      81,538,490      69,674,986
  Food and beverage                                       15,504,787      18,295,526      17,214,885
  Rooms                                                   12,563,589      12,579,464      12,512,496
  Other operating expense                                  2,046,933       2,162,019       1,681,063
  Selling, general and administrative                     62,687,856      56,856,342      48,933,178
  Depreciation and amortization                           14,202,957      13,670,796      12,053,777
  Write-down of assets and lease settlement                   97,759         341,728       4,009,832
                                                        ------------    ------------    ------------
   Total                                                 190,999,250     185,444,365     166,080,217
                                                        ------------    ------------    ------------

INCOME FROM OPERATIONS                                    11,398,844      21,680,223      13,621,516

OTHER INCOME (EXPENSE):
  Interest income                                            535,730         527,378         383,469
  Interest income - stockholders                                  --              --          78,708
  Interest expense                                       (29,703,969)    (27,154,145)    (25,368,844)
  Interest expense - stockholders                                 --         (19,009)       (126,259)
  Impairment loss                                                 --        (798,607)             --
  Other expense                                             (184,959)     (2,902,667)       (882,182)
                                                        ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                           (17,954,354)     (8,666,827)    (12,293,592)

EXTRAORDINARY ITEM - Loss on early retirement of debt             --              --     (19,247,928)
                                                        ------------    ------------    ------------
NET LOSS                                                 (17,954,354)     (8,666,827)    (31,541,520)

PREFERRED STOCK DIVIDENDS                                 (5,561,339)     (4,769,775)     (4,142,615)
                                                        ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCK                     $(23,515,693)   $(13,436,602)   $(35,684,135)
                                                        ============    ============    ============

NET LOSS PER COMMON SHARE:
  Before extraordinary item                             $      (5.35)   $      (3.35)   $      (4.09)
  Extraordinary item                                              --              --           (4.80)
                                                        ------------    ------------    ------------

NET LOSS PER COMMON SHARE                               $      (5.35)   $      (3.35)   $      (8.89)
                                                        ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 4,393,824       4,012,846       4,012,846
                                                        ============    ============    ============

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                COMMON STOCK            ADDITIONAL                            TOTAL
                                         ------------------------        PAID-IN          RETAINED        STOCKHOLDERS'
                                           SHARES         AMOUNT         CAPITAL          EARNINGS          DEFICIENCY
                                         ----------       -------      -----------     ------------        ------------
BALANCE, JANUARY 1, 1997                  4,012,846       $40,128      $23,785,603     $(25,869,002)       $ (2,043,271)
    Net loss                                     --            --               --      (31,541,520)        (31,541,520)
    Preferred stock dividends                    --            --               --       (4,142,615)         (4,142,615)
    Adjustment to purchase price of
       treasury stock                            --            --         (136,021)              --            (136,021)
                                         ----------       -------      -----------     ------------        ------------
BALANCE, DECEMBER 31, 1997                4,012,846        40,128       23,649,582      (61,553,137)        (37,863,427)
    Net loss                                     --            --               --       (8,666,827)         (8,666,827)
    Preferred stock dividends                    --            --               --       (4,769,775)         (4,769,775)
                                         ----------       -------      -----------     ------------        ------------
BALANCE, DECEMBER 31, 1998                4,012,846        40,128       23,649,582      (74,989,739)        (51,300,029)
    Net loss                                     --            --               --      (17,954,354)        (17,954,354)
    Preferred stock dividends                    --            --               --       (5,561,339)         (5,561,339)
    Issuance of stock                     1,495,236        14,952               --               --              14,952
    Additional paid-in-capital                   --            --          304,638               --             304,638
                                         ----------       -------      -----------     ------------        ------------
BALANCE, DECEMBER 31, 1999                5,508,082       $55,080      $23,954,220     $(98,505,432)       $(74,496,132)
                                         ==========       =======      ===========     ============        ============

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $(17,954,354)   $ (8,666,827)   $(31,541,520)
     Adjustments to reconcile net loss to net
        cash provided by operating activities, net
        of effects of acquisition:
        Depreciation and amortization                            14,202,957      13,670,796      12,053,777
        Amortization of note discount and offering costs          1,753,845       1,154,276       3,062,020
        Write down of assets and lease settlement                    97,759         281,250       3,982,000
        Impairment loss                                                  --         798,607              --
        Recovery of bad debt from related party                          --              --        (510,439)
        Loss on early retirement of debt                                 --              --      17,537,928
        Equity in net loss of unconsolidated affiliates                  --       1,352,693         680,023
        Minority interest in (income) loss of subsidiaries           92,803       1,760,932         (44,393)
        Other                                                        27,674        (489,709)           (637)
        (Increase) decrease in restricted cash                      537,179      (1,196,179)             --
        Decrease in accounts receivable, net                         20,300         622,950          92,655
        (Increase) decrease in advances to
          affiliated companies                                     (797,791)        133,019         (74,173)
        (Increase) decrease in inventories                         (395,884)        (61,832)        345,880
        (Increase) decrease in prepaid expenses                    (555,473)       (799,467)        283,887
        (Increase) decrease in other assets                      (1,263,781)        160,201         204,922
        Increase (decrease) in accounts payable                  (3,452,879)        902,623      (4,369,705)
        Increase (decrease) in accrued and other liabilities     28,776,343       2,565,616        (414,968)
                                                               ------------    ------------    ------------

         Net cash provided by operating activities               21,088,698      12,188,949       1,287,257
                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                 4,223,144         485,208         129,948
     Repayments from related parties                                     --              --       2,518,805
     Acquisition of property and equipment                       (5,639,294)     (5,151,859)     (3,642,878)
     Acquisition of assets - held for sale                               --        (374,865)             --
     (Increase) decrease in restricted cash                        (544,978)        393,987       1,860,336
     Purchase of business, net of cash acquired                          --              --     (25,747,169)
     Other                                                               --        (803,488)        224,406
                                                               ------------    ------------    ------------

        Net cash used in investing activities                    (1,961,128)     (5,451,017)    (24,656,552)
                                                               ------------    ------------    ------------

See notes to consolidated financial statements                       (Continued)

FITZGERALDS GAMING CORPORATION

FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                              1999            1998             1997
                                          ------------    ------------    -------------
CASH FLOWS FROM FINANCING
     ACTIVITIES:
     Proceeds from line of credit         $         --    $  3,000,000    $          --
     Proceeds from 1997 Offering                    --              --      202,634,300
     Payment of debt offering costs           (305,424)     (1,537,826)     (11,308,428)
     Proceeds from issuance of stock            14,952              --       38,221,811
     Repayment of long-term debt            (6,623,763)     (8,128,144)    (202,573,620)
     Repayment of line of credit            (3,000,000)             --               --
     Dividends to minority stockholders       (136,330)     (1,842,990)        (337,393)
     Repayments to related parties                  --              --       (1,807,255)
                                          ------------    ------------    -------------
     Net cash provided by (used in)
       financing activities                (10,050,565)     (8,508,960)      24,829,415
                                          ------------    ------------    -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       9,077,005      (1,771,028)       1,460,120

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                         13,038,589      14,809,617       13,349,497
                                          ------------    ------------    -------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                             $ 22,115,594    $ 13,038,589    $  14,809,617
                                          ============    ============    =============

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.   ORGANIZATION

     Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno"), Tunica, Mississippi ("Fitzgeralds Tunica"), and Black Hawk, Colorado ("Fitzgeralds Black Hawk"), collectively referred to as (the "Operating Properties").

     The Company currently conducts substantially all of its business through wholly-owned subsidiaries: Fitzgeralds Reno, Inc. ("FRI"); Fitzgeralds South, Inc. ("FSI"); and Fitzgeralds Incorporated ("FI"). FRI directly owns and operates Fitzgeralds Reno; FSI owns and operates Fitzgeralds Las Vegas and Fitzgeralds Tunica through wholly owned subsidiaries; and FI owns and operates Fitzgeralds Black Hawk through wholly owned subsidiaries, including 101 Main Street Limited Liability Company ("101 Main").

     Fitzgeralds Arizona Management, Inc. ("FAMI"), a subsidiary 85% owned by FI, had an exclusive agreement (the "Cliff Castle Management Agreement") to manage the Cliff Castle Casino ("Cliff Castle") a gaming facility in Camp Verde, Arizona, owned and operated by the Yavapai-Apache Indian Nation (the "Nation"). In June 1998, FAMI entered into a termination agreement with the Nation wherein the parties mutually agreed to terminate the Cliff Castle Management Agreement, in consideration for which FAMI received $8.0 million. In addition, through its 85%-owned subsidiary, Fitzgeralds New York, Inc ("FNYI"), FI had received monthly payments through September 1998 in consideration of work performed prior and subsequent to the opening of the Turning Stone Casino ("Turning Stone") in Verona, New York, owned by the Oneida Indian Nation.

     Nevada Club, Inc. ("NCI"), a wholly owned subsidiary of the Company, owned and operated the Nevada Club in Reno, Nevada. The Nevada Club was closed in December 1997, pending completion of its sale, which occurred in June 1999.

     The Company incurred net losses of $18.0 million, $8.7 million and $31.5 million in 1999, 1998 and 1997 respectively. The Company is also highly leveraged as total indebtedness was $204.4 million and $212.8 million at December 31, 1999 and 1998, respectively. The Company's stockholders' deficiency was $74.5 million and $51.3 million at December 31, 1999 and 1998, respectively. Earnings before interest, taxes on income, depreciation and amortization ("EBITDA") decreased from $35.4 million for the year ended December 31, 1998 to $25.6 million for the year ended December 31, 1999. The decrease in EBITDA is primarily as a result of the termination of the Cliff Castle Management Agreement and completion of the settlement agreement with the Turning Stone, which provided revenues of $9.8 million and $1.1 million, respectively, in 1998. In addition, the Company incurred $2.2 million and $0.2 million of professional fees and expenses in conjunction with the ongoing development and negotiation of the Company's restructuring during 1999 and 1998, respectively. Adjusted EBITDA decreased from $30.0 million for the year ended December 31, 1998 to $27.9 million for the year ended December 31, 1999 for the reasons stated above, except for the exclusion of $2.2 million in restructuring costs. Moreover, to maintain market share in each of its four existing markets, the Company has found it necessary to increase promotional and complimentary expenses to meet the challenges of intense competition. Substantial expansion and new development activity is occurring in each of the Company's markets which may be expected to intensify competitive pressures.

     On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $205.0 million aggregate principal amount of 12.25% Senior Secured Notes due December 15, 2004 (the "Senior Secured Notes"). Accordingly, the Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999 and December 15, 1999. Under the indenture pursuant to which the Senior Secured Notes were issued (the "Note Indenture"), an Event of Default occurred on July 15, 1999, and is continuing as of the date hereof. No action has been taken by either the
     Note Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the Senior Secured Notes and declare the unpaid principal and interest to be due and payable. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999. In accordance with the
     Note Indenture, the Company began accruing interest on the unpaid interest at 13.25% effective June 16, 1999. An additional $2.2 million of interest incurred from the default on the Senior Secured Notes has also not been paid.

     In the event the Senior Secured Notes are accelerated, the Company would not have the resources available to repay such indebtedness. The Company has initiated and is continuing discussions with an informal committee representing holders of a majority interest in the Senior Secured Notes concerning a restructuring of the Company's indebtedness and reorganization of the Company that may include the sale of some or all of the Company's properties. Costs associated with restructuring were $2.2 million in 1999 and $0.2 million in 1998. Such costs are reported in the selling, general and administrative expenses in the Consolidated Statements of Operations. Costs incurred and to be incurred in connection with restructuring have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness.

     The Company has expended substantial amounts in recent years to expand and improve its properties and to enhance its competitive position, but it is anticipated that it will be necessary to continue to do so to remain competitive and there can be no assurance that the Company will have adequate resources for such purposes without restructuring the Company's indebtedness. The central strategic component of the Company's proposed restructuring plan involves making substantial capital expenditures at both its Fitzgerald Tunica and Fitzgeralds Black Hawk properties.

     A default on the Senior Secured Notes also constitutes a default under the $15.0 million loan and security agreement (the "Credit Facility") and, although the Company believes the lending institution will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances. The Company has repaid all amounts borrowed under the Credit Facility.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements of the Company include the accounts of its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

     CASH AND CASH EQUIVALENTS - Cash includes cash required for gaming operations. The Company considers cash equivalents to include short-term investments with original maturities of ninety days or less.

     INVENTORIES - consisting principally of food and beverage and operating supplies are stated at the lower of first-in, first-out cost or market.

     The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred.

     PROPERTY AND EQUIPMENT - are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated service lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expenses as incurred. Gains or losses on disposals are recognized.

     DEBT OFFERING COSTS - Costs associated with the issuance of the Senior Secured Notes and securing the Credit Facility are deferred and amortized over the life of the related indebtedness using the effective interest method.

     RESTRICTED CASH - At December 31, 1999 and 1998, restricted cash represents certificates of deposit with a bank securing letters of credit for various workers' compensation and insurance plans (see Note 11) and U.S. Treasury Notes of $1,000,000 held in an escrow account for the benefit of certain land lessors related to Fitzgeralds Las Vegas. At December 31, 1998, the current portion of restricted cash represented funds held by the United States Bankruptcy Court for a litigation settlement in Tunica, Mississippi.

     GOODWILL - represents the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is being amortized using the straight-line method over 40 years and is recorded net of accumulated amortization.

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

                                           1999          1998          1997
                                        -----------   -----------   -----------

     Hotel                              $ 2,987,383   $ 2,498,405   $ 2,104,907
     Food and beverage                   12,595,908    11,383,379    10,684,329
     Other                                  280,998       283,482       223,949
                                        -----------   -----------   -----------
     Total                              $15,864,289   $14,165,266   $13,013,185
                                        ===========   ===========   ===========

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based on current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, advances, and accounts payable approximates fair value because of the short maturity of those instruments. The Senior Secured Notes were trading at approximately 55% and 56% of the face value at December 31, 1999 and December 31, 1998, respectively. The Company is unable to estimate the fair value of its Preferred Stock since no market quotes for such securities are readily available. The Company estimates that the fair value of all other long-term debt and notes payable - related parties approximates their carrying value because interest rates on the debt approximate market rates.

     IMPAIRMENT OF LONG LIVED ASSETS - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     STOCK-BASED COMPENSATION - The Company utilizes SFAS No. 123, Accounting for Awards of Stock-Based Compensation to account for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. In accounting for stock based employee compensation plans, the Company applies APB Opinion No. 25, and adopted only the disclosure requirement of SFAS No. 123.

     RECENTLY ISSUED ACCOUNTING STANDARDS - On June 30, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's fiscal year ending December 31, 2001. Management believes that adoption of this statement will not have a material impact on its financial condition or results of operation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements. These estimates also affect the disclosure of contingent liabilities at the date of the financial statement and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 method of presentation.

3.   STATEMENTS OF CASH FLOWS INFORMATION

     The following supplemental disclosures are provided as part of the consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997:

     Cash paid for interest, net of amounts capitalized, during the years ended December 31, 1999, 1998 and 1997 was $682,217, $25,043,835 and $22,590,718,
     respectively.

     Long-term contracts payable of $545,079 in 1999, $4,159,447 in 1998 and $300,863 in 1997, were incurred with the acquisition of new equipment.

     During 1999, 1998 and 1997, accumulated deficit was increased by $5,561,339, $4,769,775 and $4,142,615 for preferred stock dividends consisting of $4,960,147, $4,280,969 and $3,694,790 accrued dividends and $601,193, $488,806 and $447,825 accretion of discount on preferred stock.

     During 1999, additional paid-in-capital increased and an amount due to stockholders decreased by $304,638 (see Note 9). In 1997 additional paid-in-capital decreased and the note payable to a former stockholder increased by $136,021, pursuant to an adjustment to the purchase price of treasury stock.

     In 1999 and 1998, additional offering costs of $169,590 and $455,966 were incurred in connection with the 1997 Offering of the Senior Secured Notes and the Credit Facility.

     During 1997, the Company acquired the remaining 78% membership interest in 101 Main (see Note 6) with the allocation of the purchase price as follows:

     Working capital other than cash                                $(3,218,233)
     Property and equipment                                          19,591,964
     Goodwill                                                        14,179,918
     Long-term debt                                                  (4,806,480)
                                                                    -----------
     Total                                                          $25,747,169
                                                                    ===========

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,

                                                                                 ESTIMATED
                                                                                  SERVICE
                                                       1999           1998         LIFE
                                                   ------------   ------------  -----------
     Land used in casino operations                $ 17,736,900   $ 17,736,900         --
     Buildings and improvements                     119,134,393    118,379,468   7-40 years
     Site improvements                               15,299,870     15,445,901   20 years
     Barge and improvements                          12,896,235     12,896,235   15 years
     Furniture, fixtures and equipment               65,379,739     61,997,703   3-12 years
                                                   ------------   ------------

                                                    230,447,137    226,456,207
     Less accumulated depreciation and
       amortizaton                                  (79,476,431)   (67,241,809)
                                                   ------------   ------------
                                                    150,970,706    159,214,398
     Construction in progress                         1,046,355        500,265
                                                   ------------   ------------
     Total                                         $152,017,061   $159,714,663
                                                   ============   ============

     Substantially all property and equipment are pledged as collateral on long-term debt. On February 1, 2000, Fitzgeralds Reno acquired ownership of a parking garage for $3.0 million.

5.   IMPAIRMENT LOSS

     In 1998, the Company recorded an impairment loss related to its 17.65% ownership interest in the Fremont Street Experience, Limited Liability Company ("FSE"). This impairment loss was principally due to significant levels of operating losses reported by FSE. Management expected this trend to continue and, therefore, did not expect to recover its investment in this entity.

 6.  ACQUISITION OF 101 MAIN

     Effective February 16, 1996, the Company, through Fitzgeralds Black Hawk, Inc., ("FBHI"), a wholly owned subsidiary of FI, purchased a 22% membership interest in 101 Main, a limited liability company formed to construct, develop and operate a casino in Gilpin County, Colorado. In addition, FBHI entered into a Management Agreement with 101 Main to manage the casino operations for a period of 10 years and retained an option to purchase the remaining 78% interest in 101 Main. The first floor of the casino opened on May 23, 1995.

     On August 15, 1997, the Company acquired the 78% membership interest in 101 Main not previously owned by FBHI, at a purchase price of approximately $27.3 million. Because of certain restrictions on the Company, as issuer, and FBHI, as a subsidiary guarantor, contained in existing loan documents, FBHI formed Fitzgeralds Black Hawk II, Inc. ("FBHI-II") as a wholly-owned subsidiary of FBHI. FBHI then contributed substantially all of its assets including its 22% membership interest in 101 Main, its option to acquire the remaining 78% membership interest in 101 Main and the Management Agreement between FBHI and 101 Main, to FBHI-II. At the same time, 101 Main loaned approximately $27.3 million of the proceeds of its $38.0 million 13% First Mortgage Notes due 2000 (the "101 Main Notes") to FBHI-II for use in acquiring the additional 78% membership interest in 101 Main. FBHI-II, as the owner of all of the membership interests in 101 Main, and the Management Agreement, guaranteed the obligations of 101 Main under the 101 Main Notes. The remainder of the proceeds from the 101 Main Notes was used to retire certain existing indebtedness secured by assets of 101 Main and for general corporate purposes.

     The acquisition of the 78% membership interest in 101 Main has been recorded as a purchase. Prior to the acquisition, the Company's 22% membership interest in 101 Main was accounted for using the equity method. From August 15, 1997, the financial statements of 101 Main have been consolidated with those of the Company.

     Condensed statement of operations information for 101 Main for the period from January 1, 1997 through August 15, is summarized below:

                                                                    PERIOD ENDED
                                                                      AUGUST 15,
                                                                         1997
                                                                    ------------
     Summarized Statement of Operations Information
          Revenues                                                  $21,295,752
          Operating income                                            5,398,745
          Income before extraordinary item                            4,378,932
          Net income                                                  4,130,769

     The table below reflects pro forma condensed financial information for the Company as if the 78% membership interest in 101 Main was acquired on January 1, 1997:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
     Net revenues                                                  $200,454,134
     Loss before extraordinary item                                  (8,735,241)
     Net loss                                                       (28,231,332)
     Net loss applicable to common stock                            (32,373,947)
     Net loss per common share                                            (8.07)

7.   LONG-TERM DEBT

     The Senior Secured Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes will mature on December 15, 2004. The Senior Secured Notes are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of the Company's subsidiaries and a lien on substantially all of the assets of the Company's subsidiaries (other than FAMI, FNYI and NCI), except for certain excluded assets, as defined in the
     Note Indenture.

     Upon a Change of Control as defined in the Note Indenture, the Company will be required to offer to repurchase all of the outstanding Senior Secured Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

     The Note Indenture contains covenants which, among other things, restrict the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets;
     (iii) enter into transactions with affiliates; and (iv) sell assets or subsidiary stock. At December 31, 1999, the Company was not in compliance with certain covenants (see Note 1).

     In October 1998, the Company established the Credit Facility with a lending institution, subject to certain exceptions, secured by a first priority lien on substantially all of the assets of the Company, including a pledge of the stock of the Company's subsidiaries, a lien on substantially all of the assets of the Company's subsidiaries excluding FAMI, FNYI and NCI, and except certain excluded assets. The obligations under the Credit Facility bear interest at an annual rate equal to the designated bank's prime rate (8.50% and 7.75% at December 31, 1999 and 1998, respectively) minus seven basis points. The Company is charged a nominal fee for amounts available under the Credit Facility. Full payment of any outstanding balance under the Credit Facility is due upon termination of the loan agreement in October 2003. At December 31, 1999 and 1998, $5.0 million was available for capital expenditures at Fitzgeralds Black Hawk and $10.0 million and $7.0 million, respectively, were available for general corporate purposes. At December 31, 1999, the Company was not in compliance with certain covenants as stated in the Credit Facility (See Note 1).

Long-term debt outstanding at December 31 is as follows:

                                                                        1999            1998
                                                                   -------------    ------------
     The Senior Secured Notes; (net of unamortized
        discount of $1,833,418 and $2,084,611)                     $ 203,166,582    $202,915,389

     Credit Facility                                                          --       3,000,000

     Contracts payable secured by certain equipment due
        in maximum aggregate monthly installments of
        $83,158, with varying maturity dates through 2005              1,272,097       3,877,434

     Note payable to a trust to acquire land used in casino
        operations; collateralized by deed of trust on the land;
        due in monthly installments of $32,681, including
        interest at 7.5% remaining principal and interest due
        December 6, 2000; retired in June 1999                                --         782,004

     Other                                                                    --       2,263,944
                                                                   -------------    ------------
     Total debt                                                      204,438,679     212,838,771
     Less debt accelerated due to default                           (203,166,582)             --
     Less current portion                                               (673,619)     (4,634,747)
                                                                   -------------    ------------
     Long term debt                                                $     598,478    $208,204,024
                                                                   =============    ============

     The scheduled maturities of long-term debt are as follows:

     Year Ending December 31,
     2000                                                           $203,840,201
     2001                                                                248,003
     2002                                                                128,524
     2003                                                                128,622
     2004                                                                 79,298
     Thereafter                                                           14,031
                                                                    ------------
     Total                                                          $204,438,679
                                                                    ============

     EXTRAORDINARY ITEM - In December 1997, the Company recorded an extraordinary loss on early retirement of debt of $19,247,928 consisting of the net write-off of unamortized discount and debt offering costs and early payment premium on debt retired with the proceeds of the Senior Secured Notes.

8.   COMMITMENTS

     Future minimum rental payments under operating leases with non-cancelable lease terms in excess of one year are as follows:

     YEAR ENDING DECEMBER 31,
     2000                                                            $ 2,362,337
     2001                                                              1,705,724
     2002                                                              1,617,978
     2003                                                              1,510,014
     2004                                                              1,235,004
     Thereafter                                                        9,058,381
                                                                     ------------
     Total                                                           $17,489,438
                                                                     ============

     Such operating lease commitments primarily relate to equipment, signs, warehouses and ground leases on which the Company's buildings and equipment reside. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $2,845,668, $1,719,876 and $2,211,745, respectively.

     During 1997, the Company recorded an expense of $1,852,832 for the anticipated net lease settlement obligation for Harolds Club, including related legal fees. In anticipation of the Nevada Club transaction, the Company recorded an allowance of $2,157,000 against the book value of the assets held for sale to write such assets down to the estimated net realizable value for the year ended December 31, 1997. An additional write-down of $231,250 was taken during 1998 upon a reduction of the sales price of the Nevada Club. The Company recorded an additional write-down of $33,448 at the close of the transaction in June 1999.

     EMPLOYMENT AGREEMENTS - The Company has entered into employment agreements with certain senior executives of the Company. In addition to their respective salaries, the employment agreements also provide that such senior executives will participate in the Company's executive compensation plans, health plan and any other benefit plan established for selected officers of the Company and that in the event of a termination of employment without "good cause" (as defined in the agreements), such persons will be entitled to any unpaid salary in a specified percentage through the remainder of the term of their respective agreement.

     Consistent with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors.

9.   RELATED PARTY TRANSACTIONS

     Notes payable-related parties consists of unsecured demand notes from shareholders that bear interest at 6.24%. Such notes were retired and treated as additional paid-in-capital in 1999.

10.  PROFIT SHARING PLAN

     The Company has contributory profit-sharing plans for eligible employees. The Company's contribution to the plans for any year, as determined by the Board of Directors, is discretionary. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.

     Effective January 1, 1989, the Company amended the plans to include a 401(k) savings plan whereby eligible employees may contribute up to 20% of their salary, which is matched by the Company at 25 cents per employee dollar contributed, up to a maximum of 6% of their salary. The Company's matching contributions were $332,155, $329,217 and $277,941 for the years ended December 31, 1999, 1998 and 1997.

     Each employee age 21 or older completing 1,000 or more hours of service during the twelve-month period preceding the entry dates, January 1, April 1, July 1 or October 1, is eligible to participate in the plans.

     In addition, the Company contributes to multi-employer defined contribution pension plans under various union agreements. Contributions, based on wages paid to covered employees, were $537,998, $430,071 and $386,975 for the years ended December 31, 1999, 1998 and 1997.

11.  CONTINGENCIES

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk which are not reflected in the accompanying consolidated balance sheets.

     The Company has an irrevocable letter of credit with a bank in the amount of $155,000 that expires on November 1, 2000 and may be drawn upon by the State of Nevada Insurance Division in the event that Fitzgeralds Reno, Nevada Club or Fitzgeralds Las Vegas fails to pay workers' compensation benefits to its employees under a self-insurance program. The letter of credit is secured with a certificate of deposit for $155,000.

     The Company has an investment with an insurance company in the amount of $200,000. Such investment, which expires on September 30, 2000, serves as collateral for a $2.5 million surety bond that was posted in September 1998, enabling the Company to remain a participant in the State of Nevada self-insured workers' compensation program.

     The Company has irrevocable letters of credit with a bank in the amount of $480,000 and $250,000. Such letters, which expire on March 31, 2000 and September 30, 2000, respectively, may be drawn by an insurance company in the event that Fitzgeralds Tunica or Fitzgeralds Black Hawk fails to pay workers' compensation benefits to its employees. The letters of credit are secured with certificates of deposit for $480,000 and $250,000.

     The Company has an irrevocable letter of credit with a bank in the amount of $105,000 that expires on December 31, 2000 and may be drawn upon by certain individuals in the event that Fitzgeralds Reno is unable to make certain rental payments on leased property. The letter of credit is secured with a certificate of deposit for $105,000.

     At December 31, 1999, no amounts were drawn on the above investment or letters of credit, and management does not expect any adverse effects on the Company's operating results.

     LEGAL MATTERS

     RENO TRANSPORTATION RAIL ACCESS CORRIDOR (RETRAC) PROJECT - In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the "ReTRAC Project"). Preliminary plans for the ReTRAC Project provide for the construction of a temporary rail bypass that will be used to divert rail traffic around the main railroad during construction. The City of Reno (the "City") estimates that a period of approximately two and one half years will be required to complete the ReTRAC Project. The southern boundary of the bypass will extend out into the middle of Commercial Row, the street where the Fitzgeralds Reno hotel entrance, valet parking area and hotel loading zone are situated.

     On November 30, 1998, the Company filed a lawsuit against the City to challenge the method by which the special assessment to be levied against the Company was determined. Based on preliminary plans prepared by the City, Fitzgeralds Reno would expect to lose several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and be required to relocate the hotel entrance currently on Commercial Row. The City has also subsequently indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway. Implementation of the ReTRAC Project as currently proposed would cause the Company to suffer significant and permanent loss in business revenue and income; certain operating efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass.

     The City filed an answer to the Company's lawsuit on January 19, 1999. Subsequent thereto, George Karadanis and Robert Maloff d/b/a Sundowner Hotel and Casino (the "Sundowner") were permitted by court order to file a Complaint in Intervention. Notwithstanding said intervention, on December 22, 1999, the court granted the City's Motion for Summary Judgment against the Sundowner which motion was joined in by the Company. The City and the Company are currently engaged in negotiations to resolve the pending litigation. However, barring such a resolution, the parties have stipulated to a briefing schedule that requires all briefs to be filed by April 3, 2000. It is anticipated that a decision on the merits of the Company's claims will be made subsequent to the filing of briefs, however, oral arguments may be requested.

     The Company has received no assurance as to whether or when the City will negotiate mitigation measures and whether such measures could or would fully compensate the Company for the fair market value of its property and anticipated operating losses.

     Other Matters - The Company is a party to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

12.  STOCKHOLDERS' DEFICIENCY

     PREFERRED STOCK

     As part of a public offering of $123.0 million senior secured notes (the "1995 Notes"), the Company issued 800,000 shares of Preferred Stock with a liquidation preference of $20 million dollars ($25 per share), plus accrued and unpaid dividends. Cash dividends on the Preferred Stock will be payable out of funds legally available therefor (when and if declared by the Company's Board of Directors) in an amount equal to 15% of the liquidation preference. Dividends if not paid (whether or not declared) will be cumulative from December 19, 1995 and will be compounded quarterly. The
     Note Indenture
     restricts the Company's ability to pay dividends on the Preferred Stock, and the Company has no current intention to pay any dividends on the Preferred Stock. The Preferred Stock may be redeemed by the Company at any time at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption subject to restrictions in the Note Indenture and Credit Facility. The Company is obligated to redeem all of the Preferred Stock on December 31, 2005 at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption. In the event that the Company consummates a Qualified Public Offering (Qualified Public Offering means a firm commitment underwritten public offering of Common Stock of the Company for which the Company receives net proceeds of at least $25 million, and after which the Common Stock is traded on a national securities exchange or quoted on the Nasdaq National Market), it will be required to offer to repurchase 35% of the Preferred Stock at a price equal to 100% of the liquidation preference on the date of repurchase.

     WARRANTS AND COMMON STOCK

     As part of the offering of the 1995 Notes, the Company issued 2,675,237 warrants, each exercisable for one share of the Company's Common Stock at an exercise price of $.01 per share (the "Warrants"). In connection with the offering of the Senior Secured Notes and the repayment of the 1995 Notes, the Company canceled 703,402 of the Warrants. The remaining Warrants had an expiration date of December 19, 1998. The Warrant Agent timely received notice of exercise for 1,495,236 Warrants and 476,599 Warrants expired. In September 1999, the Company issued 1,495,236 shares of Common Stock to exercising Warrant holders in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933 and on the basis that there was no public offering of the Common Stock underlying the Warrants. The Company received $14,952, representing the exercise price of the Warrants. The Warrants are not included in the computation of diluted earnings per share for years ended December 31, 1998 and 1997.

     The Company has not paid any cash dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends (including with respect to its Preferred Stock) in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The ability of the Company or its subsidiaries to pay dividends is restricted by the terms of the Note Indenture and the Credit Facility with respect to which the Company is in default, and, with respect to the Common Stock, the certificate of designation for the Preferred Stock. If a holder of securities is disqualified by any gaming authorities from owning such securities, such holder will not be permitted to receive any dividends if, and when, declared by the Company's Board of Directors with respect to such securities.

     In March 1994, as part of the issuance of $36 million of 13% senior secured notes due 1996, FSI issued warrants (the "FSI Warrants") to purchase 100,559 shares of its common stock. No value was ascribed to the FSI Warrants. The FSI Warrants were exercisable at $.01 per share, expired five years from the closing of the offering for these notes and were subject to certain anti-dilution adjustments. FSI Warrants to purchase 54,384 shares of common stock of FSI were also issued to the sales agent. These FSI Warrants were exercisable at $32.18 per share and expired five years from the closing of the offering. All FSI Warrants issued in connection with this note offering were exercisable only for shares of common stock of FSI. The notes issued in 1994 by FSI were repaid from a portion of the proceeds from the offering of the 1995 Notes, at which time the Company repurchased approximately 59% of the $.01 FSI Warrants, leaving 73,250 FSI Warrants outstanding. The warrant agent timely received notice of exercise for 8,500 shares of common stock of FSI and 64,750 FSI Warrants expired. No additional shares of common stock of FSI were issued as of December 31, 1999.

     STOCK OPTIONS

     In February 1995, the Company granted options to purchase 87,140 shares of common stock of the Company at $1.00 per share to certain employees of the Company. All options granted vested as of June 30, 1996.

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

     On August 1, 1997, the Company adopted and the stockholders approved a new Stock Option Incentive Plan (the "Stock Option Plan"), to replace the prior plans. The Stock Option Plan, as amended, provides for the grant of options to purchase shares of Common Stock that are either intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or that are not intended to so qualify ("non-qualified options"). All officers, directors, employees, consultants, advisors, independent contractors and agents of the Company and its subsidiaries are eligible to receive options under the Stock Option Plan, except that only employees may receive incentive stock options. The Stock Option Plan also permits a one-time grant of options to certain former employees in substitution for options previously granted to them and having substantially the same terms and conditions. The maximum number of shares available for issuance under the Stock Option Plan is 1,000,000.

     In October 1997 the Board of Directors granted options to purchase 660,974 shares under the Stock Option Plan in full replacement of previously granted options. All of such options were granted subject to the optionee's agreement to the cancellation of all previously granted options. The replacement options were for the same number of shares with substantially the same terms and conditions as the previously issued options.

     In February 1998 the Board of Directors authorized an amendment to the Stock Option Plan to eliminate the 100,000-share cap on the number of options which may be granted to a single option holder during any calendar year. In May 1998, the Board of Directors authorized a one-year extension for 55,524 stock options that were to expire on June 30, 1998. In 1999, the Board of Directors authorized a six-month extension of 53,261 stock options that were to expire on June 30, 1999. The extension is reflected as a cancellation and re-grant of new options in like amount. No options had been exercised as of December 31, 1999.

     The Stock Option Plan is administered by the Board of Directors or, at its discretion, by a committee of the Board of Directors appointed for that purpose (the "Stock Option Plan Committee"), which, subject to the terms of the Stock Option Plan, has the authority in its sole discretion to interpret the Plan and to determine: (a) the individuals to whom options shall be granted; (b) the time or times at which options may be exercised;
     (c) the number of shares subject to each option; (d) the option price and the duration of each option granted; and (e) all of the other terms and conditions of options granted under the Stock Option Plan.

     The exercise price of incentive stock options granted under the Stock Option Plan must be at least equal to the fair market value of the shares on the date of grant (110% of fair market value in the case of participants possessing more than 10% of the combined voting power of the Company or any of its subsidiaries) and may not have a term in excess of 10 years from the date of grant (five years in the case of participants possessing more than 10% of the combined voting power of the Company). In no event may the aggregate fair market value (determined as of the time the option is granted) of the shares with respect to which incentive stock options (granted under the Stock Option Plan and all other plans of the Company or any of its subsidiaries) are exercisable for the first time by an optionee in any calendar year exceed $100,000.

     A summary of the status of the Company's stock option grants as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                             SHARES         PRICE
                                                            --------       --------
     Outstanding at January 1, 1997                          450,051       $   3.98
     Granted                                                 981,974           1.03
     Canceled                                               (660,974)          1.03
     Forfeited                                               (94,077)          1.67
                                                            --------       --------

     Outstanding at December 31, 1997                        676,974           1.03
     Canceled                                                (55,524)          1.00
     Re-granted                                               55,524           1.00
     Forfeited                                              (112,450)          1.00
                                                            --------       --------

     Outstanding at December 31, 1998                        564,524           1.04
     Canceled                                               (321,138)          1.02
     Re-granted                                               53,261           1.00
     Forfeited                                               (25,647)          1.00
                                                            --------       --------

     Outstanding and excercisable at December 31, 1999       271,000       $   1.04
                                                            ========       ========

     Such options are not included in the computation of diluted earnings per share for the years ended December 31, 1999, 1998 and 1997. As of December 31, 1999, the 271,000 options outstanding under the Stock Option Plan have exercise prices of $1.00 and $1.10 and a weighted-average remaining contractual life of one year.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The Company did not have any compensation cost that has been charged against income for its plans in 1999, 1998 and 1997. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net loss and loss per common share-basic would have been the amounts indicated below:

                                                  1999            1998           1997
                                               ------------    -----------    ------------
     Net loss                  As reported     $(17,954,354)   $(8,666,827)   $(31,541,520)
                               Proforma         (17,954,354)    (8,669,735)    (31,598,880)

     Loss per common share     As reported          $ (5.35)       $ (3.35)        $ (8.89)
                               Proforma               (5.35)         (3.35)          (8.91)

     The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 1999, 1998 and 1997; risk-free interest rates of 5.84%, 5.38% and 6.2%, respectively. It is uncertain at this time what the impact of the Company's attempted restructuring of its Senior Secured Notes will have on the weighted-average fair value or expected lives of the options previously granted and the Company considers the options to have no fair market value as of December 31, 1999. The weighted average fair value of options granted during 1998 and 1997 was $1.00.

13.  INCOME TAXES

     A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated loss before taxes is as follows:

                                             1999          1998           1997
                                          -----------   -----------   ------------

     Tax benefit at U.S. statutory rate   $ 6,284,023   $ 3,033,390   $ 11,073,695
     Increase in valuation allowance       (5,481,709)   (2,696,503)   (10,981,971)
     Other                                   (802,314)     (336,887)       (91,724)
                                          -----------   -----------   ------------
     Total                                $        --   $        --   $         --
                                          ===========   ===========   ============

     The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax items comprising the Company's net deferred tax liability as of December 31, 1999 are as follows:

                                                CURRENT     NONCURRENT       TOTAL
                                              -----------   -----------   -----------
     Deferred tax assets:
       Accrued and other liabilities          $   932,984   $        --   $   932,984
       Bad debt reserve                           141,750            --       141,750
       FICA credits not utilized                       --       623,755       623,755
       NOL carryforward                                --    31,741,121    31,741,121
       Differences from flow through entity            --       126,503       126,503
       Other                                           --        61,788        61,788
                                              -----------   -----------   -----------
                                              $ 1,074,734   $32,553,167   $33,627,901
                                              -----------   -----------   -----------

                                        CURRENT     NONCURRENT        TOTAL
                                       --------    ------------    ------------
     Deferred tax liabilities:
       Difference between book and
         tax basis of property         $     --    $  8,524,349    $  8,524,349
       Intangibles                           --         272,246         272,246
       Prepaid expenses                 976,571              --         976,571
                                       --------    ------------    ------------
                                        976,571       8,796,595       9,773,166
                                       --------    ------------    ------------
                                         98,163      23,756,572      23,854,735
     Less:  valuation allowance         (98,163)    (23,756,572)    (23,854,735)
                                       --------    ------------    ------------
     Net deferred tax liability        $     --    $         --    $         --
                                       ========    ============    ============

     The tax items comprising the Company's net deferred tax liability as of December 31, 1998 are as follows:

                                                 CURRENT       NONCURRENT        TOTAL
                                              ------------    ------------    ------------
     Deferred tax assets:
       Intangibles                            $         --    $    577,696    $    577,696
       Accrued and other liabilities             1,088,867              --       1,088,867
       Bad debt reserve                            120,939              --         120,939
       FICA credits not utilized                        --         507,427         507,427
       NOL carryforward                                 --      25,569,101      25,569,101
       Differences from flow through entity             --         406,016         406,016
       Other                                            --          32,548          32,548
                                              ------------    ------------    ------------
                                              $  1,209,806    $ 27,092,788    $ 28,302,594
                                              ============    ============    ============

     Deferred tax liabilities:
       Difference between book and
         tax basis of property                $         --    $  9,090,253    $  9,090,253
       Prepaid expenses                            839,315              --         839,315
                                              ------------    ------------    ------------
                                                   839,315       9,090,253       9,929,568
                                              ------------    ------------    ------------
                                                   370,491      18,002,535      18,373,026
     Less:  valuation allowance                   (370,491)    (18,002,535)    (18,373,026)
                                              ------------    ------------    ------------
     Net deferred tax liability               $         --    $         --    $         --
                                              ============    ============    ============

     Due to the uncertainty of the realization of certain tax carry forward items, a valuation allowance has been established in the amount of $23.9 million at December 31, 1999. Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Company generating sufficient taxable income prior to expiration of the loss and credit carry forwards.

     As of December 31, 1999, the Company had a consolidated net operating loss carry forward of approximately $90.7 million and a tax credit carry forward of $0.6 million, which are available to offset future tax through 2019. Of the loss carry forwards, $3.7 million is available only to offset future taxable income of FMI. The availability of the loss and credit carry forwards may be subject to limitations under sections 382 and 383 of the Internal Revenue Code in the event of a significant change of ownership.

14.  SEGMENT INFORMATION

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

     Assets are principally cash and cash equivalents, property and equipment, goodwill related to the acquisition of the remaining 78% membership interest in 101 Main and debt offering cost related to the issuance of debt. No single customer accounts for more than 10% of revenue.

     A summary of the Company's operations by business segment for 1999, 1998 and 1997 is presented below:

                                                   YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1999         1998         1997
                                            ---------    ---------    ---------
                                                      (IN THOUSANDS)
     Net operating revenues:
         Fitzgeralds Las Vegas              $  51,845    $  50,987    $  46,540
         Fitzgeralds Tunica                    74,332       68,349       68,734
         Fitzgeralds Reno                      40,019       39,729       39,803
         Fitzgeralds Black Hawk(1)             36,202       36,256       12,692
         Other(2)                                  --       11,742        5,695
                                            ---------    ---------    ---------
           Total Properties                   202,398      207,063      173,464

         Nevada Club                               --           62        6,238
                                            ---------    ---------    ---------

     Total                                  $ 202,398    $ 207,125    $ 179,702
                                            =========    =========    =========

     Income (loss) from operations:
         Fitzgeralds Las Vegas              $  (1,115)   $    (594)   $    (498)
         Fitzgeralds Tunica                     5,322        2,063        6,013
         Fitzgeralds Reno(3)                    2,151        2,400        3,211
         Fitzgeralds Black Hawk(1)              7,517        9,074        4,215
         Other(2)                              (2,322)       9,414        4,011
                                            ---------    ---------    ---------
           Total Properties                    11,553       22,357       16,952

         Nevada Club                              (90)        (566)      (1,477)
         Harolds Club                             (64)        (111)      (1,853)
                                            ---------    ---------    ---------
     Total(2)                               $  11,399    $  21,680    $  13,622
                                            =========    =========    =========

     Reconciliation of total business segment operating income to consolidated net loss before income tax and extraordinary item:

                                                                  YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
          Total segment operating income                     $ 13,875    $ 12,943    $ 12,941
          Nevada Club                                             (90)       (566)     (1,477)
          Harolds Club                                            (64)       (111)     (1,853)
          Other(2)                                             (6,320)      9,414       4,011
          Eliminations                                         17,240       9,112       9,407
          Interest Income                                         536         527         383
          Interest income - shareholder and inter-company      31,879      32,110      17,636
          Interest expense                                    (29,704)    (27,154)    (25,368)
          Interest expense - shareholder and inter-company    (31,808)    (32,057)    (17,614)
          Other expense                                       (13,498)    (12,885)    (10,360)
                                                             --------    --------    --------

     Net loss before income tax and extraordinary item       $(17,954)   $ (8,667)   $(12,294)
                                                             ========    ========    ========

                                                   YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                1999        1998        1997
                                              --------    --------    --------
                                                       (IN THOUSANDS)
     EBITDA(4):
         Fitzgeralds Las Vegas(5)             $  2,594    $  2,682    $  2,651
         Fitzgeralds Tunica                     11,553       8,051      11,744
         Fitzgeralds Reno                        4,588       4,805       5,462
         Fitzgeralds Black Hawk(1)               9,303      10,863       4,842
         Other(2)                               (2,281)      9,622       4,111
                                              --------    --------    --------

           Total Properties                     25,757      36,023      28,810
         Nevada Club                               (90)       (561)     (1,282)
         Harolds Club                              (64)       (111)     (1,853)
                                              --------    --------    --------

           Total EBITDA                         25,603      35,351      25,675
         Adjustments to EBITDA(6)                2,325      (5,328)      4,924
                                              --------    --------    --------

           Adjusted EBITDA                    $ 27,928    $ 30,023    $ 30,599
                                              ========    ========    ========

     Segment depreciation and amortization:
         Fitzgeralds Las Vegas                $  3,709    $  3,276    $  3,149
         Fitzgeralds Tunica                      6,231       5,987       5,731
         Fitzgeralds Reno                        2,437       2,405       2,251
         Fitzgeralds Black Hawk(1)               1,786       1,789         627
         Other                                      40         214         296
                                              --------    --------    --------

     Total                                    $ 14,203    $ 13,671    $ 12,054
                                              ========    ========    ========


     Segment assets:
         Fitzgeralds Las Vegas                $ 46,788    $ 48,535    $ 50,486
         Fitzgeralds Tunica                     69,869      72,470      75,375
         Fitzgeralds Reno                       32,030      37,302      35,038
         Fitzgeralds Black Hawk(1)              40,371      41,019      42,480
         Other                                  17,749       9,871      12,316
                                              --------    --------    --------

     Total                                    $206,797    $209,197    $215,695
                                              ========    ========    ========


                                                             YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------
                                                                 (IN THOUSANDS)
     Expenditures for additions to long-lived assets:
         Fitzgeralds Las Vegas                          $  1,635    $  1,832    $  1,920
         Fitzgeralds Tunica                                2,393       2,903         928
         Fitzgeralds Reno                                  1,387       3,260         833
         Fitzgeralds Black Hawk (1)                          687       1,312         187
         Other                                                82           8          76
                                                        --------    --------    --------
     Total                                              $  6,184    $  9,315    $  3,944
                                                        ========    ========    ========

     ---------

       (1) Includes Fitzgeralds Black Hawk operating results commencing August 15, 1997.

       (2) Other includes (i) management fees from Fitzgeralds Black Hawk for 1997; (ii) management fees from Cliff Castle for 1998 and 1997; (iii) payments from the Turning Stone settlement agreement for 1998 and 1997; (iv) non-recurring revenue of $8.0 million for termination of the Cliff Castle Management Agreement in 1998; (v) corporate expenses not allocated to the Operating Properties for all periods presented, which includes $2.2 million and $0.2 million of restructuring expenses for 1999 and 1998, respectively.

       (3) Excludes inter-company debt write-off of $3.2 million from Nevada Club in 1999.

       (4) EBITDA, or "earnings before interest, taxes on income, depreciation and amortization," is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

       (5) Fitzgeralds Las Vegas invested $0.9 million, $0.8 million and $0.8 million for 1999, 1998 and 1997, respectively, in FSE. Prior to 1999, such investments were reported under the equity method with no impact on earnings. The 1999 investment was charged against earnings. See
           Note 5 "Impairment Loss" of Notes to Consolidated Financial
           Statements.

       (6) Adjustments to EBITDA include (i) exclusion of EBITDA for Harolds Club and Nevada Club for all periods presented; (ii) exclusion of write down of Nevada Club assets of $0.03 million, $0.2 million and $2.2 million for 1999, 1998 and 1997, respectively; (iii) exclusion of Harolds Club lease settlements of $0.06 million, $0.1 million and $1.9 million for 1999, 1998 and 1997, respectively; (iv) inclusion of $1.0 million for 1997 in cash received by the Company as a result of its 22% membership in 101 Main; (v) exclusion of $6.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement in 1998; and (vii) exclusion of $2.2 million of restructuring expenses for 1999.

15.  GUARANTEE OF THE SENIOR SECURED NOTES AND CREDIT FACILITY

     The Company's obligations under the Senior Secured Notes and Credit Facility are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries of the Company (other than FAMI, FNYI, and NCI). Subject to certain exceptions, the guarantee of the Senior Secured Notes is secured by a lien, subject to the lien securing the guarantee of the Credit Facility, on substantially all assets of the Guarantor Subsidiaries other than certain excluded assets, as defined. Such excluded assets include, among other thing, (i) cash, deposit accounts and other cash equivalents of $22,010,057 and $12,792,707 at December 31, 1999 and 1998, respectively;
     (ii) furniture, fixtures and equipment with a net book value of $1,343,984 and $8,181,527 at December 31, 1999 and 1998, respectively, securing certain non-recourse indebtedness; and (iii) any agreements, permits, licenses or the like that cannot be subjected to a lien without the consent of third parties, which consent is not obtainable by the Company (including all gaming licenses of the Company and its restricted subsidiaries as defined), provided that excluded assets does not include the proceeds of the assets under clauses (ii) or (iii) or any other collateral to the extent such proceeds do not constitute excluded assets under clause (i) above. The Company is currently in default on its Senior Secured Notes and its Credit Facility (see Note 1).

Condensed consolidating financial statement information for Fitzgeralds Gaming Corporation, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminating Entries (which consist principally of the elimination of inter-company loan and investment accounts) follows:


Condensed consolidating balance sheet information as of December 31, 1999:

                                            FITZGERALDS                          NON
                                              GAMING         GUARANTOR        GUARANTOR       ELIMINATING       CONSOLIDATED
                                            CORPORATION     SUBSIDIARIES    SUBSIDIARIES        ENTRIES             TOTAL
                                           ------------     ------------    ------------     -------------      ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents               $  9,204,431     $ 12,805,626      $ 105,537      $          --      $ 22,115,594
   Accounts and notes receivable, net             3,261        1,413,534             --                 --         1,416,795
   Inventories                                       --        1,771,327             --                 --         1,771,327
   Prepaid and other current assets             396,037        3,841,670             --                 --         4,237,707
                                           ------------     ------------      ---------      -------------      ------------
     Total current assets                     9,603,729       19,832,157        105,537                 --        29,541,423

PROPERTY AND EQUIPMENT, NET                     110,789      151,906,272             --                 --       152,017,061
OTHER ASSETS                                196,521,739       26,022,397             --       (197,306,130)(b)    25,238,006
                                           ------------     ------------      ---------      -------------      ------------
TOTAL                                      $206,236,257     $197,760,826      $ 105,537      $(197,306,130)     $206,796,490
                                           ============     ============      =========      =============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Debt accelerated due to default         $203,166,582     $         --      $      --      $          --      $203,166,582
   Current portion of long-term debt            178,470          495,149             --                 --           673,619
   Accounts payable, accrued and other       31,236,099       17,199,789         31,854         (1,576,310)(c)    46,891,432
                                           ------------     ------------      ---------      -------------      ------------
     Total current liabilities              234,581,151       17,694,938         31,854         (1,576,310)      250,731,633
                                           ------------     ------------      ---------      -------------      ------------

LONG TERM DEBT, Net of current portion       16,977,829      247,677,421             22       (264,056,794)(a)       598,478
                                           ------------     ------------      ---------      -------------      ------------
   Total liabilities                        251,558,980      265,372,359         31,876       (265,633,104)      251,330,111

CUMULATIVE REDEEMABLE
   PREFERRED STOCK                           29,962,511               --             --                 --        29,962,511
STOCKHOLDERS' EQUITY (DEFICIENCY)           (75,285,234)     (67,611,533)        73,661         68,326,974 (d)   (74,496,132)
                                           ------------     ------------      ---------      -------------      ------------
TOTAL                                      $206,236,257     $197,760,826      $ 105,537      $(197,306,130)     $206,796,490
                                           ============     ============      =========      =============      ============

--------

(a)  To eliminate inter-company accounts and notes payable.

(b) To eliminate inter-company accounts and notes receivable, investment in subsidiaries and other capitalized costs.

(c)  To eliminate inter-company deferred interest income.

(d) To eliminate investment in subsidiaries, other capitalized costs and inter-company deferred interest income.

Condensed consolidating balance sheet information as of December 31, 1998:

                                            FITZGERALDS                          NON
                                              GAMING         GUARANTOR        GUARANTOR       ELIMINATING       CONSOLIDATED
                                            CORPORATION     SUBSIDIARIES    SUBSIDIARIES        ENTRIES             TOTAL
                                           ------------     ------------    ------------     -------------      ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents               $  1,832,514     $ 10,960,193     $  245,882      $          --      $ 13,038,589
   Accounts and notes receivable, net            34,243        1,406,006             --                 --         1,440,249
   Inventories                                       --        1,375,443             --                 --         1,375,443
   Prepaid and other current assets             973,686        3,175,892         84,596                 --         4,234,174
                                           ------------     ------------     ----------      -------------      ------------

     Total current assets                     2,840,443       16,917,534        330,478                 --        20,088,455

PROPERTY AND EQUIPMENT, NET                      66,827      159,647,836             --                 --       159,714,663
OTHER ASSETS                                194,914,141       36,178,996      3,313,449       (205,012,240)(b)    29,394,346
                                           ------------     ------------     ----------      -------------      ------------

TOTAL                                      $197,821,411     $212,744,366     $3,643,927      $(205,012,240)     $209,197,464
                                           ============     ============     ==========      =============      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Current portion of long-term debt       $         --     $  4,939,384     $       --      $          --      $  4,939,384
   Accounts payable, accrued and other        4,287,831       20,254,990         58,574         (1,648,481)(c)    22,952,914
                                           ------------     ------------     ----------      -------------      ------------

      Total current liabilities               4,287,831       25,194,374         58,574         (1,648,481)       27,892,298
                                           ------------     ------------     ----------      -------------      ------------

LONG TERM DEBT, Net of current portion      220,836,221      224,282,483      6,279,298       (243,193,978)(a)   208,204,024
                                           ------------     ------------     ----------      -------------      ------------

    Total liabilities                       225,124,052      249,476,857      6,337,872       (244,842,459)      236,096,322

CUMULATIVE REDEEMABLE
    PREFERRED STOCK                          24,401,171               --             --                 --        24,401,171
STOCKHOLDERS' DEFICIENCY                    (51,703,812)     (36,732,491)    (2,693,945)        39,830,219 (d)   (51,300,029)
                                           ------------     ------------     ----------      -------------      ------------

TOTAL                                      $197,821,411     $212,744,366     $3,643,927      $(205,012,240)     $209,197,464
                                           ============     ============     ==========      =============      ============

--------

(a)  To eliminate inter-company accounts and notes payable.

(b) To eliminate inter-company accounts and notes receivable, investment in subsidiaries and other capitalized costs.

(c)  To eliminate inter-company deferred interest income.

(d) To eliminate investment in subsidiaries, other capitalized costs and inter-company deferred interest income.

Condensed consolidating statement of operations information for the year ended December 31, 1999:

                                            FITZGERALDS                          NON
                                              GAMING         GUARANTOR        GUARANTOR       ELIMINATING       CONSOLIDATED
                                            CORPORATION     SUBSIDIARIES    SUBSIDIARIES        ENTRIES             TOTAL
                                           ------------     ------------    ------------     -------------      ------------
OPERATING REVENUES:
  Casino                                   $         --     $171,739,693     $       --      $          --      $171,739,693
  Food and beverage                                  --       24,603,925             --                 --        24,603,925
  Rooms                                              --       21,551,208             --                 --        21,551,208
  Other                                              --        3,627,105             45                 --         3,627,150
                                           ------------     ------------     ----------      -------------      ------------
   Total                                             --      221,521,931             45                 --       221,521,976
  Less promotional allowances                        --       19,123,882             --                 --        19,123,882
                                           ------------     ------------     ----------      -------------      ------------
   Net revenue                                       --      202,398,049             45                 --       202,398,094
                                           ------------     ------------     ----------      -------------      ------------

OPERATING COSTS AND
   EXPENSES:
  Casino                                             --       83,895,369             --                 --        83,895,369
  Food and beverage                                  --       15,505,671           (884)                --        15,504,787
  Rooms                                              --       12,563,589             --                 --        12,563,589
  Other operating expense                            --        2,046,933             --                 --         2,046,933
  Selling, general and administrative         6,259,315       60,368,306         60,235         (4,000,000)(g)    62,687,856
  Depreciation and amortization                  38,624       14,164,333             --                 --        14,202,957
  Write-down of assets and lease
   settlement                                        --           97,759             --                 --            97,759
                                           ------------     ------------     ----------      -------------      ------------
   Total                                      6,297,939      188,641,960         59,351         (4,000,000)      190,999,250
                                           ------------     ------------     ----------      -------------      ------------

INCOME (LOSS) FROM OPERATIONS                (6,297,939)      13,756,089        (59,306)         4,000,000        11,398,844

OTHER INCOME (EXPENSE):
  Interest income                            32,278,886          129,862          5,807        (31,878,825)(h)       535,730
  Interest expense                          (29,391,019)     (32,119,599)            --         31,806,649 (e)   (29,703,969)
  Other income (expense)                    (13,341,248)      (3,195,441)     3,022,714         13,329,016 (f)      (184,959)
                                           ------------     ------------     ----------      -------------      ------------

NET INCOME (LOSS)                          $(16,751,320)    $(21,429,089)    $2,969,215      $  17,256,840      $(17,954,354)
                                           ============     ============     ==========      =============      ============

------------

(e)  To eliminate inter-company interest expense.

(f) To eliminate interest in loss of subsidiaries and inter-company management fee expense.

(g)  To eliminate inter-company management fee expense.

(h) To eliminate inter-company interest income, inter-company management fee income, inter-company deferred interest income, and other inter-company income.

Condensed consolidating statement of operations information for the year ended December 31, 1998:

                                            FITZGERALDS                          NON
                                              GAMING         GUARANTOR        GUARANTOR       ELIMINATING       CONSOLIDATED
                                            CORPORATION     SUBSIDIARIES    SUBSIDIARIES        ENTRIES             TOTAL
                                           ------------     ------------    ------------     -------------      ------------
OPERATING REVENUES:
  Casino                                   $         --     $162,506,030    $        --      $          --      $162,506,030
  Food and beverage                                  --       24,936,289             --                 --        24,936,289
  Rooms                                              --       21,213,266             --                 --        21,213,266
  Other                                              --        4,639,429     11,106,453                 --        15,745,882
                                           ------------     ------------    -----------      -------------      ------------
   Total                                             --      213,295,014     11,106,453                 --       224,401,467
  Less promotional allowances                        --       17,276,879             --                 --        17,276,879
                                           ------------     ------------    -----------      -------------      ------------
   Net revenue                                       --      196,018,135     11,106,453                 --       207,124,588
                                           ------------     ------------    -----------      -------------      ------------

OPERATING COSTS AND
   EXPENSES:
  Casino                                             --       81,439,540         98,950                 --        81,538,490
  Food and beverage                                  --       18,290,363          5,163                 --        18,295,526
  Rooms                                              --       12,579,464             --                 --        12,579,464
  Other operating expense                            --        2,162,019             --                 --         2,162,019
  Selling, general and administrative         5,470,096       55,150,699        308,729         (4,073,182)(g)    56,856,342
  Depreciation and amortization                  23,502       13,456,510        190,784                 --        13,670,796
  Write-down of assets and lease
    settlement                                     (260)         110,738        231,250                 --           341,728
                                           ------------     ------------    -----------      -------------      ------------
   Total                                      5,493,338      183,189,333        834,876         (4,073,182)      185,444,365
                                           ------------     ------------    -----------      -------------      ------------

INCOME (LOSS) FROM OPERATIONS                (5,493,338)      12,828,802     10,271,577          4,073,182        21,680,223

OTHER INCOME (EXPENSE):
  Interest income                            32,352,261          194,057         80,266        (32,099,206)(h)        527,378
  Interest expense                          (26,250,515)     (32,675,237)      (274,438)        32,027,036 (e)   (27,173,154)
  Other income (expense)                     (7,772,650)      16,415,898       (866,903)       (11,477,619)(f)    (3,701,274)
                                           ------------     ------------    -----------      -------------      ------------

  Income (loss)                              (7,164,242)      (3,236,480)     9,210,502         (7,476,607)       (8,666,827)
  Income tax (provision) benefit               (185,715)              --        185,715                 --                --
                                           ------------     ------------    -----------      -------------      ------------

NET INCOME (LOSS)                          $ (7,349,957)    $ (3,236,480)   $ 9,396,217      $  (7,476,607)     $ (8,666,827)
                                           ============     ============    ===========      =============      ============

-----------

(e)  To eliminate inter-company interest expense.

(f) To eliminate interest in loss of subsidiaries and inter-company management fee expense.

(g)  To eliminate inter-company management fee expense.

(h) To eliminate inter-company interest income, inter-company management fee income, deferred interest income, and other inter-company income.

Condensed consolidating statement of operations information for the year ended December 31, 1997:

                                            FITZGERALDS                          NON
                                              GAMING         GUARANTOR        GUARANTOR       ELIMINATING       CONSOLIDATED
                                            CORPORATION     SUBSIDIARIES    SUBSIDIARIES        ENTRIES             TOTAL
                                           ------------     ------------    ------------     -------------     -------------
OPERATING REVENUES:
  Casino                                   $         --     $135,895,642    $ 5,319,429       $         --      $141,215,071
  Food and beverage                                  --       21,094,261      1,404,852                 --        22,499,113
  Rooms                                              --       21,318,538             --                 --        21,318,538
  Other                                              --        4,774,324      5,191,184                 --         9,965,508
                                           ------------     ------------    -----------       ------------      ------------
   Total                                             --      183,082,765     11,915,465                 --       194,998,230
  Less promotional allowances                        --       14,770,306        526,191                 --        15,296,497
                                           ------------     ------------    -----------       ------------      ------------
   Net revenue                                       --      168,312,459     11,389,274                 --       179,701,733
                                           ------------     ------------    -----------       ------------      ------------

OPERATING COSTS AND
  EXPENSES:
  Casino                                             --       66,046,542      3,628,444                 --        69,674,986
  Food and beverage                                  --       16,178,476      1,036,409                 --        17,214,885
  Rooms                                              --       12,512,496             --                 --        12,512,496
  Other operating expense                            --        1,681,063             --                 --         1,681,063
  Selling, general and administrative         4,354,305       46,909,116      1,804,025         (4,134,268)(g)    48,933,178
  Depreciation and amortization                  20,794       11,757,606        275,377                 --        12,053,777
  Write-down of assets and lease
  settlement                                     27,832        2,580,000      1,402,000                 --         4,009,832
                                           ------------     ------------    -----------       ------------      ------------
   Total                                      4,402,931      157,665,299      8,146,255         (4,134,268)      166,080,217
                                           ------------     ------------    -----------       ------------      ------------

INCOME (LOSS) FROM OPERATIONS                (4,402,931)      10,647,160      3,243,019          4,134,268        13,621,516

OTHER INCOME (EXPENSE):
  Interest income                            17,438,078          349,823         11,163        (17,336,887)(h)       462,177
  Interest expense                          (19,712,305)     (22,729,426)      (319,105)        17,265,733 (e)   (25,495,103)
  Other income (expense)                     (9,184,622)       2,693,840       (207,980)         5,816,580 (f)      (882,182)
                                           ------------     ------------    -----------       ------------      ------------

  Income (loss) before income taxes and
   extraordinary item                       (15,861,780)      (9,038,603)     2,727,097          9,879,694       (12,293,592)
  Income tax (provision) benefit              3,075,065       (1,413,031)    (1,662,034)                --                --
                                           ------------     ------------    -----------       ------------      ------------

  Income (loss) before extraordinary item   (12,786,715)     (10,451,634)     1,065,063          9,879,694       (12,293,592)
  Extraordinary item-
   Loss on early retirement of debt         (18,683,651)        (564,277)            --                 --       (19,247,928)
                                           ------------     ------------    -----------       ------------      ------------

NET INCOME (LOSS)                          $(31,470,366)    $(11,015,911)   $ 1,065,063       $  9,879,694      $(31,541,520)
                                           ============     ============    ===========       ============      ============

------------


(e)  To eliminate inter-company interest expense.

(f) To eliminate interest in loss of subsidiaries and inter-company management fee expense.

(g)  To eliminate inter-company management fee expense.

(h) To eliminate Inter-company interest income, inter-company management fee income, deferred interest income, and other inter-company income.

Condensed consolidating statement of cash flows information for the year ended December 31, 1999:

                                            FITZGERALDS                          NON
                                              GAMING         GUARANTOR        GUARANTOR       ELIMINATING       CONSOLIDATED
                                            CORPORATION     SUBSIDIARIES    SUBSIDIARIES        ENTRIES             TOTAL
                                           ------------     ------------    ------------     -------------     -------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                     $11,220,021     $ 11,943,668    $(2,379,626)         $ 304,635 (b)  $ 21,088,698
                                            -----------     ------------    -----------          ---------      ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Proceeds from sale of assets                      --        1,847,530      2,375,614                 --         4,223,144
   Acquisition of property and equipment        (14,301)      (5,624,993)            --                 --        (5,639,294)
   Decrease in restricted cash                 (544,978)              --             --                 --          (544,978)
                                            -----------     ------------    -----------          ---------      ------------

     Net cash provided by (used in)
       investing activities                    (559,279)      (3,777,463)     2,375,614                 --        (1,961,128)
                                            -----------     ------------    -----------          ---------      ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Payment of debt offering costs            (305,424)              --             --                 --          (305,424)
     Proceeds from issuance of stock            319,587               --             --           (304,635)(b)        14,952
     Repayment of long-term debt               (302,991)      (6,320,772)            --                 --        (6,623,763)
     Repayment of line of credit             (3,000,000)              --             --                 --        (3,000,000)
     Dividends to minority stockholders              --               --       (136,330)                --          (136,330)
                                            -----------     ------------    -----------          ---------      ------------
     Net cash used in financing activities   (3,288,828)      (6,320,772)      (136,330)          (304,635)      (10,050,565)
                                            -----------     ------------    -----------          ---------      ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        7,371,914        1,845,433       (140,342)                --         9,077,005

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                           1,832,514       10,960,191        245,884                 --        13,038,589
                                            -----------     ------------    -----------          ---------      ------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                               $ 9,204,428     $ 12,805,624    $   105,542          $      --      $ 22,115,594
                                            ===========     ============    ===========          =========      ============

------------

(b)  To eliminate inter-company advances.

Condensed consolidating statement of cash flows information for the year ended December 31, 1998:

                                              FITZGERALDS                         NON
                                                GAMING        GUARANTOR        GUARANTOR      ELIMINATING         CONSOLIDATED
                                              CORPORATION    SUBSIDIARIES    SUBSIDIARIES       ENTRIES               TOTAL
                                             ------------    ------------    ------------    -------------       -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                        $(3,363,058)    $ 2,186,708    $13,365,299      $         --        $ 12,188,949
                                              -----------     -----------    -----------      ------------        ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Proceeds from sale of assets                         --          81,910        403,298                --             485,208
  Acquisition of property and equipment            (7,920)     (5,143,939)            --                --          (5,151,859)
  Acquisition of assets to be held for sale            --        (374,865)            --                --            (374,865)
  Decrease in restricted cash                     355,572          38,415             --                --             393,987
  Dividends received                            1,000,000      10,443,616             --       (11,443,616)(a)              --
  Other                                                --        (803,488)            --                --            (803,488)
                                              -----------     -----------    -----------      ------------        ------------

    Net cash provided by (used in)
      investing activities                      1,347,652       4,241,649        403,298       (11,443,616)         (5,451,017)
                                              -----------     -----------    -----------      ------------        ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from line of credit                3,000,000              --             --                --           3,000,000
    Payment of debt offering costs             (1,537,826)             --             --                --          (1,537,826)
    Repayment of long-term debt                        --      (5,419,788)    (2,708,356)               --          (8,128,144)
    Repayment of dividends                             --      (1,000,000)   (12,286,606)       11,443,616 (a)      (1,842,990)
                                              -----------     -----------    -----------      ------------        ------------
    Net cash provided by (used in)
      financing activities                      1,462,174      (6,419,788)   (14,994,962)       11,443,616          (8,508,960)
                                              -----------     -----------    -----------      ------------        ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (553,232)          8,569     (1,226,365)               --          (1,771,028)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                             2,385,746      10,951,622      1,472,249                --          14,809,617
                                              -----------     -----------    -----------      ------------        ------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                                 $ 1,832,514     $10,960,191    $   245,884      $         --        $ 13,038,589
                                              ===========     ===========    ===========      ============        ============

------------

(a)  To eliminate inter-company dividends.

Condensed consolidating statement of cash flows information for the year ended December 31, 1997:

                                                    FITZGERALDS                         NON
                                                      GAMING        GUARANTOR        GUARANTOR      ELIMINATING       CONSOLIDATED
                                                    CORPORATION    SUBSIDIARIES    SUBSIDIARIES       ENTRIES             TOTAL
                                                   ------------    ------------    ------------    -------------     -------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                          $  (6,529,107)   $  4,074,467     $ 3,741,897     $         --      $  1,287,257
                                                  -------------    ------------     -----------     ------------      ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Proceeds from sale of assets                             --         109,012          20,936               --           129,948
    Repayments from related parties                          --       2,518,805              --               --         2,518,805
    Acquisition of property and equipment               (22,025)     (3,566,861)        (53,992)              --        (3,642,878)
    Advances to related parties                     (61,500,446)             --              --       61,500,446 (b)            --
    (Increase) decrease in restricted cash             (355,572)      2,215,908              --               --         1,860,336
    Purchase of business, net of cash acquired               --     (25,747,169)             --               --       (25,747,169)
    Dividends received                                2,896,714       1,911,893              --       (4,808,607)(a)            --
    Other                                                    --         224,406              --               --           224,406
                                                  -------------    ------------     -----------     ------------      ------------

       Net cash provided by (used in)
        investing activities                        (58,981,329)    (22,334,006)        (33,056)      56,691,839       (24,656,552)
                                                  -------------    ------------     -----------     ------------      ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
    Proceeds from 1997 Offering                     202,634,300              --              --               --       202,634,300
    Payment of debt offering costs                   (9,225,656)     (2,082,772)             --               --       (11,308,428)
    Advance from related parties                             --      61,500,446              --      (61,500,446)(b)            --
    Proceeds from issuance of debt                           --      38,221,811              --                         38,221,811
    Repayment of long-term debt                    (128,399,735)    (73,757,422)       (416,463)              --      (202,573,620)
    Dividends                                                --      (2,896,714)     (2,249,286)       4,808,607 (a)      (337,393)
    Repayments to related parties                            --      (1,807,255)             --               --        (1,807,255)
                                                  -------------    ------------     -----------     ------------      ------------
      Net cash provided by (used in)
        financing activities                         65,008,909      19,178,094      (2,665,749)     (56,691,839)       24,829,415
                                                  -------------    ------------     -----------     ------------      ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (501,527)        918,555       1,043,092               --         1,460,120

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                   2,887,273      10,033,067         429,157               --        13,349,497
                                                  -------------    ------------     -----------     ------------      ------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                                     $   2,385,746    $ 10,951,622     $ 1,472,249     $         --      $ 14,809,617
                                                  =============    ============     ===========     ============      ============

------------

(a)  To eliminate inter-company dividends.

(b)  To eliminate inter-company advances.

FITZGERALDS GAMING CORPORATION                                       SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------


ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                                     ADDITIONS
                                     CHARGED TO
                   BEGINNING         COSTS AND                                         ENDING
      FYE           BALANCE           EXPENSES            DEDUCTIONS(1)               BALANCE
      ---          ---------         ---------            -------------               -------
    12/31/97       $ 253,942         $ 560,462             $ (402,523)               $ 411,881
    12/31/98         411,881           388,573               (454,914)                 345,540
    12/31/99         345,540           493,568               (434,105)                 405,003


ALLOWANCE FOR DOUBTFUL RELATED PARTY NOTES RECEIVABLE

                                     ADDITIONS
                                     CHARGED TO
                   BEGINNING         COSTS AND                                       ENDING
      FYE           BALANCE           EXPENSES            RECOVERIES                BALANCE
      ---          ---------         ---------            ----------                -------
    12/31/97       $ 510,439            $  --             $ (510,439)                $  --
    12/31/98              --               --                     --                    --
    12/31/99              --               --                     --                    --


ALLOWANCE TO WRITE ASSETS HELD FOR SALE TO ESTIMATED REALIZABLE VALUE

                                     ADDITIONS
                                     CHARGED TO
                   BEGINNING         COSTS AND                                       ENDING
      FYE           BALANCE           EXPENSES             DISPOSAL                 BALANCE
      ---          ---------         ----------            --------                ----------
    12/31/97      $      --          $2,157,000           $        --              $2,157,000
    12/31/98       2,157,000            231,250                    --               2,388,250
    12/31/99       2,388,250             97,759            (2,486,009)(2)                  --

------------
(1)  Write-offs of uncollectible accounts receivable, net of recoveries.
(2)  Represents assets disposed of during the year.