Form 10-Q
period 2000-04-02
FITZGERALDS GAMING CORP
filed 2000-05-11
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

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

   Shares outstanding of each of the registrant's classes of common stock as of May 8, 2000

                Class                            Outstanding as of May 8, 2000
                -----                            -----------------------------
    Common stock, $.01 par value                           5,508,082

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I       FINANCIAL INFORMATION

             ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 2, 2000
                       AND DECEMBER 31, 1999                                             4

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                       THE QUARTERS ENDED APRIL 2, 2000 AND APRIL 4, 1999                6

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                       QUARTERS ENDED APRIL 2, 2000 AND APRIL 4, 1999                    7

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              8

             ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS                                        13

             ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       21

PART II      OTHER INFORMATION                                                          22

             SIGNATURES                                                                 24

                                     PART I

                              FINANCIAL INFORMATION





                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 2, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------


ASSETS                                                                   April 2, 2000         Dec. 31, 1999
                                                                         -------------         -------------

CURRENT ASSETS:
    Cash and cash equivalents                                            $  24,948,125         $  22,115,594
    Accounts receivable, net of allowance for doubtful
       accounts of $352,508 and $405,003                                     1,301,736             1,430,030
    Inventories                                                              1,539,466             1,771,327
    Prepaid expenses:
       Gaming taxes                                                          1,423,787             1,379,589
       Other                                                                 2,505,986             2,858,118
                                                                         -------------         -------------
         Total current assets                                               31,719,100            29,554,658
                                                                         -------------         -------------

PROPERTY AND EQUIPMENT, net                                                153,423,089           152,017,061
                                                                         -------------         -------------

OTHER ASSETS:
    Restricted cash                                                          2,190,000             2,190,000
    Debt offering costs                                                      7,011,847             7,394,649
    Goodwill, net of accumulated amortization
       of $934,035 and $843,796                                             13,245,126            13,335,365
    Other assets                                                             2,314,895             2,304,757
                                                                         -------------         -------------

         Total other assets                                                 24,761,868            25,224,771
                                                                         -------------         -------------

TOTAL                                                                    $ 209,904,057         $ 206,796,490
                                                                         =============         =============


                                                                     (continued)



See Notes to Condensed Consolidated Financial Statements            Page 4 of 24

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
APRIL 2, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                 APRIL 2, 2000         DEC. 31, 1999
                                                                         -------------         -------------

CURRENT LIABILITIES:
    Debt accelerated due to default                                      $ 203,235,325         $ 203,166,582
    Current portion of long-term debt                                          524,406               673,619
    Accounts payable                                                         3,441,117             4,552,807
    Accrued and other:
       Payroll and related                                                   4,376,076             4,619,366
       Progressive jackpots                                                    862,304             1,230,036
       Outstanding chips and tokens                                            690,530               864,263
       Interest                                                             36,335,022            28,456,467
       Other                                                                 6,246,924             7,168,493
                                                                         -------------         -------------

         Total current liabilities                                         255,711,704           250,731,633

LONG-TERM DEBT, net of current portion and
    debt accelerated due to default                                          2,751,526               598,478
                                                                         -------------         -------------

         Total liabilities                                                 258,463,230           251,330,111
                                                                         -------------         -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
    $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $17,583,208 and
       $16,224,779 recorded at liquidation preference, net of
       unamortized offering costs and discount of $6,097,619
       and $6,262,268, respectively                                         31,485,589            29,962,511
                                                                         -------------         -------------

STOCKHOLDERS' DEFICIENCY:
    Common stock, $.01 par value; 29,200,000 shares
       authorized; 5,508,082 shares issued and outstanding                      55,080                55,080
    Additional paid-in capital                                              23,954,220            23,954,220
    Accumulated deficit                                                   (104,054,062)          (98,505,432)
                                                                         -------------         -------------

         Total stockholders' deficiency                                    (80,044,762)          (74,496,132)
                                                                         -------------         -------------

TOTAL                                                                    $ 209,904,057         $ 206,796,490
                                                                         =============         =============



See Notes to Condensed Consolidated Financial Statements            Page 5 of 24

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED APRIL 2, 2000 AND APRIL 4, 1999
--------------------------------------------------------------------------------


                                                           April 2, 2000        April 4, 1999
                                                           -------------        -------------
OPERATING REVENUES:
   Casino                                                  $ 46,048,447         $ 43,968,417
   Food and beverage                                          6,821,836            6,481,445
   Rooms                                                      5,353,046            5,531,374
   Other                                                      1,144,776              887,460
                                                           ------------         ------------
     Total                                                   59,368,105           56,868,696
   Less promotional allowances                                5,591,040            4,894,269
                                                           ------------         ------------
     Net                                                     53,777,065           51,974,427
                                                           ------------         ------------

OPERATING COSTS AND EXPENSES:
   Casino                                                    22,045,706           21,272,739
   Food and beverage                                          3,902,562            4,191,897
   Rooms                                                      3,077,421            3,184,473
   Other operating expense                                      557,677              599,430
   Selling, general and administrative                       16,330,468           14,916,853
   Depreciation and amortization                              3,687,745            3,517,574
   Lease settlement expense                                          --                1,946
                                                           ------------         ------------
     Total                                                   49,601,579           47,684,912
                                                           ------------         ------------

INCOME FROM OPERATIONS                                        4,175,486            4,289,515

OTHER INCOME (EXPENSE):
   Interest income                                              194,083               52,512
   Interest expense                                          (8,404,282)          (7,203,038)
   Interest expense - stockholders                                   --               (5,420)
   Other income                                                   9,161               55,812
                                                           ------------         ------------

NET LOSS                                                     (4,025,552)          (2,810,619)

PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT          (1,523,078)          (1,314,527)
                                                           ------------         ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                 $ (5,548,630)        $ (4,125,146)
                                                           ============         ============

LOSS PER COMMON SHARE - BASIC                              $      (1.01)        $      (1.03)
                                                           ============         ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    5,508,082            4,012,846
                                                           ============         ============



See Notes to Condensed Consolidated Financial Statements            Page 6 of 24

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED APRIL 2, 2000 AND APRIL 4, 1999
--------------------------------------------------------------------------------


                                                                April 2, 2000        April 4, 1999
                                                                -------------        -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $  5,829,963         $  3,264,376
                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                       4,214               50,901
    Acquisition of property and equipment                         (2,755,481)          (1,090,952)
    Decrease in restricted cash                                           --              432,179
                                                                ------------         ------------

    Net cash used in investing activities                         (2,751,267)            (607,872)
                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of debt offering costs                                        --              (80,876)
    Repayment of long-term debt                                     (246,165)            (634,409)
    Dividends to minority stockholders                                    --              (20,449)
                                                                ------------         ------------

    Net cash used in financing activities                           (246,165)            (735,734)
                                                                ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          2,832,531            1,920,770

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    22,115,594           13,038,590
                                                                ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 24,948,125         $ 14,959,360
                                                                ============         ============

CASH PAID FOR INTEREST                                          $     71,487         $    229,163
                                                                ============         ============


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through issuance of debt        $  2,250,000         $         --
Accretion of discount on preferred stock                             164,649              142,103
Accrual of preferred stock dividends                               1,358,429            1,172,424
Accrual of debt offering costs                                            --               68,524



See Notes to Condensed Consolidated Financial Statements            Page 7 of 24

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") as of April 2, 2000 and for the quarters ended April 2, 2000 and April 4, 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the quarter ended April 2, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

    Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform to the 2000 method of presentation.

2.  Default on the Senior Secured Notes

    On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of the Company's indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $205.0 million aggregate principal amount of the 12.25% Senior Secured Notes due December 15, 2004 (the "Senior Secured Notes"). The Company has not made the regularly scheduled interest payments of $12.5 million that were due and payable on June 15, 1999 and December 15, 1999. Under the indenture pursuant to which the Senior Secured Notes were issued (the "Note Indenture"), an Event of Default occurred on July 15, 1999, and is continuing as of the date hereof. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an interest rate increase of 1.0% to 13.25%, effective June 16, 1999. In accordance with the Note Indenture, the Company began accruing interest on the unpaid interest at 13.25% effective June 16, 1999. Since June 16, 1999, an additional $3.2 million of interest incurred as the result of the default on the Senior Secured Notes has also not been paid. No action has been taken by either the Note Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the indebtedness evidenced by the Senior Secured Notes and declare the unpaid principal and interest to be due and payable.

    In the event the indebtedness evidenced by the Senior Secured Notes is accelerated, the Company would not have the resources available to repay such indebtedness. The Company has initiated and is continuing discussions with an informal committee reportedly representing holders of a majority interest in the Senior Secured Notes (the "Committee") concerning a restructuring of the Company's indebtedness and reorganization of the Company that may include the sale of some or all of the Company's properties. Costs associated with the proposed restructuring were $0.4 million and $0.2 million in the first quarters of 2000 and 1999, respectively. Such costs are reported in the selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Costs incurred and to be incurred in connection with the restructuring have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness.

    The Company has expended substantial amounts in recent years to expand and improve its properties and to enhance its competitive position and it is anticipated that it will be necessary to continue to do so to remain competitive. However, there can be no assurance that the Company will have adequate resources for such purposes without restructuring the Company's indebtedness and that any restructuring will provide such necessary resources. The central strategic component of the Company's proposed restructuring plan involves making substantial capital expenditures at both its Tunica and Black Hawk properties.

    A default on the Senior Secured Notes also constitutes a default under the $15.0 million loan and security agreement entered into by the Company in October 1998 (the "Credit Facility"). Although the Company believes that the lending institution under the Credit Facility will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances. The Company has repaid all amounts borrowed under the Credit Facility.

3.  Recently Issued Accounting Standards

    On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's fiscal year ending December 31, 2001. Management believes that adoption of this statement will not have a material impact on the Company's financial condition or results of operations.

4.  Long-Term Debt

    The Senior Secured Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year. The interest rate was increased to 13.25%, effective June 16, 1999 as the result of the failure to make the scheduled interest payment due on June 15, 1999 (see Note 2). The Senior Secured Notes will mature on December 15, 2004. The Senior Secured Notes are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of the Company's subsidiaries and a lien on substantially all of the assets of the Company's subsidiaries other than Fitzgeralds Arizona Management Inc. ("FAMI"), Fitzgeralds New York, Inc. ("FNYI") and Nevada Club, Inc. ("NCI"), except for certain excluded assets, as defined in the Note Indenture.

    Upon a Change of Control as defined in the Note Indenture, the Company will be required to offer to repurchase all of the outstanding Senior Secured Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

    The Note Indenture contains covenants which, among other things, restrict the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets;
    (iii) enter into transactions with affiliates; and (iv) sell assets or subsidiary stock. At April 2, 2000, the Company was not in compliance with certain covenants (see Note 2).

    In October 1998, the Company established the Credit Facility with a lending institution, subject to certain exceptions, secured by a first priority lien on substantially all of the assets of the Company, including a pledge of the stock of the Company's subsidiaries, a lien on substantially all of the assets of the Company's subsidiaries excluding FAMI, FNYI and NCI, and except certain excluded assets. The obligations under the Credit Facility bear interest at an annual rate equal to the designated bank's prime rate (9.00% and 8.50% at April 2, 2000 and December 31, 1999, respectively) minus seven basis points. The Company is charged a nominal fee for amounts available under the Credit Facility. Full payment of any outstanding balance under the Credit Facility is due upon termination of the loan agreement in October 2003. At April 2, 2000 and December 31, 1999, $5.0 million was available for capital expenditures at Fitzgeralds Black Hawk and $10.0 million was available for general corporate purposes. At April 2, 2000, the Company was not in compliance with certain covenants as stated in the Credit Facility.

    On February 1, 2000, Fitzgeralds Reno purchased an adjacent 834-space parking garage for $3.0 million. The seller-financed acquisition required a $0.75 million down payment, with the remaining balance financed at an interest rate of 10% with monthly payments based on a 20-year amortization schedule. The note matures in ten years with a lump sum principal payment due of approximately $1.7 million.

5.  Earnings Per Share

    During the quarters ended April 2, 2000 and April 4, 1999, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 267,000 and 564,524 shares of common stock at prices ranging from $1.00 to $1.10 per share were outstanding at April 2, 2000 and April 4, 1999, respectively. Warrants to purchase 1,495,236 shares of common stock at $.01 per share were outstanding at April 4, 1999. Such options and warrants are not included in the computation of diluted earnings per share because to do so would have been antidilutive.

6.  Segment Information

    The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There are minimal inter-segment sales. The Company continues to evaluate its business segment performance based on the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Company has not changed its basis of segmentation from the year ended December 31, 1999.

                                                      For the Quarters Ended
                                                 ---------------------------------
                                                 April 2, 2000       April 4, 1999
                                                 -------------       -------------
                                                           (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas                          $ 14,504            $ 14,373
    Fitzgeralds Tunica                               20,389              19,646
    Fitzgeralds Reno                                  9,067               9,155
    Fitzgeralds Black Hawk                            9,817               8,801

                                                   --------            --------
Total                                              $ 53,777            $ 51,975
                                                   ========            ========

Income (loss) from operations:
    Fitzgeralds Las Vegas                          $    909            $    824
    Fitzgeralds Tunica                                2,231               2,213
    Fitzgeralds Reno                                   (252)                (31)
    Fitzgeralds Black Hawk                            1,782               1,767
    Other                                              (482)               (457)
                                                   --------            --------
         Total Properties                             4,188               4,316
    Nevada Club                                         (13)                (24)
    Harolds Club                                         --                  (2)
                                                   --------            --------
Total                                              $  4,175            $  4,290
                                                   ========            ========

    Reconciliation of total business segment operating income to consolidated net loss before income tax:

                                                            For the Quarters Ended
                                                         ------------------------------
                                                         April 2, 2000    April 4, 1999
                                                         -------------    -------------
                                                                (in thousands)
Total segment operating income                             $  4,670         $  4,773
    Nevada Club                                                 (13)             (24)
    Harolds Club                                                 --               (2)
    Other                                                      (482)            (457)
    Eliminations                                              2,393            2,674
    Interest income                                             194               53
    Interest income - shareholder and intercompany            8,109            8,210
    Interest expense                                         (8,404)          (7,203)
    Interest expense - shareholder and intercompany          (8,091)          (8,197)
    Other expense                                            (2,402)          (2,636)

                                                           --------         --------
Net loss before income tax                                 $ (4,026)        $ (2,811)
                                                           ========         ========

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion and other material in this Quarterly Report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

GENERAL

The Company is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno"), Tunica, Mississippi ("Fitzgeralds Tunica"), and Black Hawk, Colorado ("Fitzgeralds Black Hawk"), collectively referred to as the "Operating Properties". The Company markets its properties primarily to middle-market customers, emphasizing its Fitzgeralds brand and its "Fitzgeralds Irish Luck" theme.

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

In the narrative discussion below, the "2000 Period" is defined as the quarter ended April 2, 2000 and the "1999 Period" is defined as the quarter ended April 4, 1999. Unless otherwise noted, the narrative discussion below is focused on the Company's Operating Properties, which together with unallocated corporate and restructuring expenses are referred to as the "Properties". Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 pending completion of its sale, which occurred in June 1999, and in management's opinion is not material to the ongoing operations of the Company. Corporate expenses of $0.25 million for each of the periods presented are allocated to each of the four Operating Properties as an operating expense. The remainder of the unallocated corporate and restructuring expenses are included in Other. See Note 1 of Statement of Operations Data.

2000 PERIOD COMPARISON TO 1999 PERIOD

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 2000 Period and the 1999 Period. EBITDA for the Properties was $7.9 million and $7.8 million for the 2000 and 1999 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased from $8.1 million for the 1999 Period to $8.2 million for the 2000 Period. For a definition of EBITDA and Adjustments to EBITDA, see
Notes 2 and 3, respectively, of Statement of Operations Data.

                                                       For the Quarters Ended
                                                   -------------------------------
Statement of Operations Data                       April 2, 2000     April 4, 1999
                                                   -------------     -------------
                                                           (in thousands)
Net Operating Revenues:
    Fitzgeralds Las Vegas                            $ 14,504          $ 14,373
    Fitzgeralds Tunica                                 20,389            19,646
    Fitzgeralds Reno                                    9,067             9,155
    Fitzgeralds Black Hawk                              9,817             8,801
                                                     --------          --------
       Total                                         $ 53,777          $ 51,975
                                                     ========          ========

Income (Loss) from Operations:
    Fitzgeralds Las Vegas                            $    909          $    824
    Fitzgeralds Tunica                                  2,231             2,213
    Fitzgeralds Reno                                     (252)              (31)
    Fitzgeralds Black Hawk                              1,782             1,767
    Other (1)                                            (482)             (457)
                                                     --------          --------
       Total Properties                                 4,188             4,316
    Nevada Club                                           (13)              (24)
    Harolds Club                                           --                (2)
                                                     --------          --------
       Total                                         $  4,175          $  4,290
                                                     ========          ========

                                                       For the Quarters Ended
                                                    ------------------------------
Other Data                                          April 2, 2000    April 4, 1999
                                                    -------------    -------------
                                                             (in thousands)
EBITDA (2):
    Fitzgeralds Las Vegas                             $  1,882         $  1,731
    Fitzgeralds Tunica                                   3,848            3,751
    Fitzgeralds Reno                                       365              581
    Fitzgeralds Black Hawk                               2,253            2,218
    Other (1)                                             (472)            (448)
                                                      --------         --------
       Total Properties                                  7,876            7,833
    Nevada Club                                            (13)             (24)
    Harolds Club                                            --               (2)
                                                      --------         --------
       Total EBITDA                                      7,863            7,807
    Adjustments to EBITDA (3)                              365              260
                                                      --------         --------
       Adjusted EBITDA                                $  8,228         $  8,067
                                                      ========         ========


Net Cash Provided by (Used in) (4):
    Operating Activities                              $  5,830         $  3,264
    Investing Activities                                (2,751)            (608)
    Financing Activities                                  (246)            (736)
Depreciation and Amortization                            3,688            3,518
Capital Expenditures                                    (2,755)          (1,091)

Earnings to Fixed Charges (5):                              --               --

--------------

(1) Other includes corporate expenses not allocated to the Operating Properties for both periods presented, which include restructuring expenses of $0.4 million and $0.2 million for the 2000 and 1999 Periods, respectively.

(2) EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of EBITDA for Harolds Club for the 1999 Period; and (iii) exclusion of restructuring expenses for both periods presented.

(4) Includes financial results of (i) Nevada Club for both periods presented and
    (ii) Harolds Club for the 1999 Period.

(5) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $4.0 million and $2.8 million for the 2000 and 1999 Periods, respectively.

OPERATING REVENUES

Total revenues for the Operating Properties were $59.4 million and net operating revenues were $53.8 million for the 2000 Period, representing 4.4% and 3.5% increases, respectively, over total revenues of $56.9 million and net operating revenues of $52.0 million for the 1999 Period. Such increases were primarily due to increased spending in promotions and marketing strategies, an effective guest development program and improved slot product.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 77.6% and 77.3% of total revenues for the Operating Properties for the 2000 and 1999 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 84.2% and 80.0% were derived from slot machine revenues for the 2000 and 1999 Periods, respectively) increased 4.7% to $46.0 million for the 2000 Period from $44.0 million for the 1999 Period. Casino revenues increased 11.7% and 6.5%, respectively, at Fitzgeralds Black Hawk and Fitzgeralds Tunica as the result of a substantial increase in marketing efforts. Fitzgeralds Las Vegas casino revenue increased 1.7%, while Fitzgeralds Reno casino revenue decreased 3.0%.

Room revenues for the Operating Properties (at 9.0% and 9.7% of total revenues for the Operating Properties for the 2000 and 1999 Periods, respectively) decreased 3.2% from the 1999 Period. Fitzgeralds Reno room revenues increased 0.3% due to the combination of a 5.5% higher average daily rate, offset by a decrease in the average occupancy rate to 81.6% for the 2000 Period from 85.4% for the 1999 Period. Room revenues decreased 6.0% at Fitzgeralds Las Vegas due to a 5.1% decrease in the average occupancy rate, while the average daily rate remained the same. At Fitzgeralds Tunica, room revenues decreased 1.9% due to the combination of a higher average occupancy rate which increased to 94.4% for the 2000 Period from 93.6% for the 1999 Period, offset by a 1.8% decrease in the average daily rate for the 2000 Period.

Food and beverage revenues for the Operating Properties (at 11.5% and 11.4% of total revenues for the Operating Properties for the 2000 and 1999 Periods, respectively) increased approximately $0.3 million or 5.3% for the 2000 Period. Fitzgeralds Black Hawk, Fitzgeralds Tunica and Fitzgeralds Las Vegas experienced revenue increases of 13.7%, 6.5% and 1.6%, respectively, as a result of increases in casino revenues. Food and beverage revenues at Fitzgeralds Reno increased approximately 6.3% primarily due to revenue increases in the buffet, which was substantially remodeled in the fourth quarter of 1999 and re-opened in December 1999.

Other revenues for the Operating Properties increased $0.3 million for the 2000 Period primarily as a result of the acquisition of the parking garage by Fitzgeralds Reno.

Promotional allowances for the Operating Properties increased $0.7 million or 14.2% for the 2000 Period primarily as a result of increased casino volumes, as well as additional promotional allowances incurred to meet increased levels of competition.

OPERATING COSTS AND EXPENSES

Total operating costs and expenses for the Operating Properties increased 4.0% to $49.6 million for the 2000 Period from $47.7 million for the 1999 Period due primarily to increases in marketing and payroll costs.

Casino expenses for the Operating Properties were $22.0 million for the 2000 Period, a 3.6% increase from $21.3 million for the 1999 Period, primarily due to increases in payroll and promotional expenses incurred by the casino department. Food and beverage expenses for the Operating Properties decreased 6.9% to $3.9 million for the 2000 Period from $4.2 million for the 1999 Period. This decrease is primarily due to the allocation to the casino department of food and beverage costs associated with increases in complimentary food and beverage sales. Room expenses for the Operating Properties decreased 3.4% to $3.1 million for the 2000 Period from $3.2 million for the 1999 Period. The decrease in the room expenses is due to the decrease in activities to support room revenue. Selling, general and administrative expenses for the Operating Properties increased 9.6% to $16.3 million for the 2000 Period from $14.9 million for the 1999 Period, due primarily to increases in marketing expenses. Professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring were $0.4 million and $0.2 million, respectively, for the 2000 and 1999 Periods. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee.

Personnel expenses for the Operating Properties increased 2.6% to approximately $20.7 million for the 2000 Period from approximately $20.1 million for the 1999 Period. Although personnel expenses increased at all Operating Properties, except at Fitzgeralds Reno, Fitzgeralds Black Hawk incurred a 10.9% increase as the result of adjustments in salary levels to remain competitive in the intense labor market generated by two additional casino openings in the 2000 Period.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, increased $1.4 million or 31.3% for the 2000 Period. More intensive marketing efforts were undertaken at Fitzgeralds Black Hawk and Fitzgeralds Tunica in response to increasing competitive pressures in these markets.

Depreciation and amortization expenses of the Operating Properties increased 4.8% to $3.7 million for the 2000 Period from $3.5 million for the 1999 Period.

INCOME FROM OPERATIONS

Income from operations for the Operating Properties decreased 2.9% to $4.2 million for the 2000 Period from $4.3 million for the 1999 Period. The Company has found it necessary to increase its promotional and complimentary expenses to meet the challenges of intense competition, resulting in reduced operating margins.

NET INTEREST EXPENSE

Interest expense for the Operating Properties (net of interest income), increased 14.7% to $8.2 million for the 2000 Period from $7.2 million for the 1999 Period, primarily due to $1.0 million of additional interest expense resulting from the default on the Senior Secured Notes. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an interest rate increase of 1.0% to 13.25%, effective June 16, 1999.

NET LOSS

Net loss increased $1.2 million to $4.0 million in the 2000 Period compared to $2.8 million in the 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

At April 2, 2000, the Company had unrestricted cash of $24.9 million compared to $22.1 million at December 31, 1999 and $15.0 million at April 4, 1999. The Company's primary sources of liquidity and cash flows during the 2000 Period were operations of $5.8 million. Uses of cash during the 2000 Period included acquisition of property and equipment of $2.8 million and repayment of long-term debt of $0.2 million.

Net cash used in investing activities was $2.8 million and $0.6 million for the 2000 and 1999 Periods, respectively. Net cash used in financing activities was $0.2 million and $0.7 million for the 2000 and 1999 Periods, respectively.

The Company's principal sources of capital will consist of cash from operations, the Credit Facility, to the extent the lender permits the Company to utilize the Credit Facility while it is in default on its Senior Secured Notes, and vendor or third party financing of gaming and other equipment. The Credit Facility permits the Company to use up to $5.0 million for capital projects at Fitzgeralds Black Hawk and up to $10.0 million for general corporate purposes. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, its relatively high degree of leverage had prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors did not see any way to resolve this problem without restructuring the Company's indebtedness. On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes. The Company has not made the regularly scheduled interest payments of $12.5 million due and payable on June 15, 1999 and December 15, 1999. Under the Note Indenture pursuant to which the Senior Secured Notes were issued, an Event of Default occurred on July 15, 1999, and is continuing as of the date hereof. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an interest rate increase of 1.0% to 13.25%, effective June 16, 1999. An additional $3.2 million of interest incurred since June 16, 1999 from the default on the Senior Secured Notes has also not been paid. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the indebtedness evidenced by the Senior Secured Notes and declare the unpaid principal and interest to be due and payable. In the event that action is taken to accelerate the indebtedness, the Company would not have the resources available to repay such indebtedness. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness and reorganization of the Company that may include the sale of some or all of the Company's properties. There are substantial additional risks in this situation due to the virtual certainty of the necessity for a proceeding under federal bankruptcy law and for regulatory proceedings under the gaming laws of Nevada, Mississippi and Colorado. Bankruptcy court approval may well require the consent of claimants and other constituencies in addition to the holders of the Senior Secured Notes and obtaining such consents may be difficult, if not impossible, and time-consuming. The requirements for approval by the various gaming regulatory authorities may also be time-consuming and licensure or other gaming regulatory approval of individual security holders may be required depending on the nature of any plan that is ultimately approved.

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

By suspending the interest payments on the Senior Secured Notes until such time as a restructuring plan has been negotiated and implemented, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the restructuring period and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with any restructuring plan have been and will continue to be substantial. In any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations or retain its key employees during the restructuring period.

EBITDA AND ADJUSTED EBITDA

The Company's EBITDA was $7.9 million for the 2000 Period and $7.8 million for the 1999 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $8.2 million for the 2000 Period and $8.1 million for the 1999 Period. Adjusted EBITDA is determined based on the adjustments described in Note 3 to Statement of Operations Data. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

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

Earnings were insufficient to cover fixed charges by $4.0 million and $2.8 million for the 2000 and 1999 Periods, respectively.

BUSINESS SEASONALITY AND SEVERE WEATHER

The gaming operations of the Company in certain locations may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. At Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year's) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At each of the three other Operating Properties, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November.

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

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of the Company's fixed debt obligations have increased to approximately $115.1 million at April 2, 2000 compared to $113.0 million at December 31, 1999. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

RENO TRANSPORTATION RAIL ACCESS CORRIDOR (RETRAC) PROJECT

In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the "ReTRAC Project"). Preliminary plans for the ReTRAC Project provide for the construction of a temporary rail bypass that will be used to divert rail traffic around the main railroad during construction. The City of Reno (the "City") estimates that a period of approximately two and one half years will be required to complete the ReTRAC Project. The southern boundary of the bypass will extend out into the middle of Commercial Row, the street where Fitzgeralds Reno hotel entrance, valet parking area and hotel loading zone are situated.

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

The City filed an answer to the Company's lawsuit on January 19, 1999. Subsequent thereto, George Karadanis and Robert Maloff d/b/a Sundowner Hotel and Casino (the "Sundowner") were permitted by court order to file a Complaint in Intervention. Notwithstanding said intervention, on December 22, 1999, the court granted the City's Motion for Summary Judgment against the Sundowner which motion was joined in by the Company. The City and the Company have had settlement discussions; however, there has been no agreement as to a mutually acceptable resolution. It is anticipated that a decision on the merits of the Company's claims will be made subsequent to oral arguments on the matter.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a) As previously reported in its Report on Form 8-K filed July 22, 1999, the Company is in default on its $205.0 million Senior Secured Notes. That default resulted in a cross default under the Company's $15.0 million Credit Facility. See also Note 2 of Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Quarterly Report on Form 10-Q. As of the date of this Form 10-Q, the total amount in arrears on the Senior Secured Notes was $28.4 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5.  OTHER INFORMATION.

On July 22, 1999, the Company filed a Report on Form 8-K, Item 5, concerning a default on its Senior Secured Notes. Although much of the forward-looking information may have become moot with the passage of time, the Form 8-K included information regarding the Company's initial proposal to the holders of its Senior Secured Notes, a summary of the Company's proposal for substantial additional capital expenditures at its Black Hawk and Tunica properties, summary EBITDA (excluding restructuring expenses, which may be substantial) projections for both a base case and the Company's proposed capital expenditure case, and a discussion of certain risks and uncertainties attendant thereto. In addition to the normal business and other risks associated with any forward-looking information and substantial capital expenditure program, there are substantial additional risks in this situation due to the virtual certainty of the necessity for a proceeding under federal bankruptcy law and for regulatory proceedings under the gaming laws of Nevada, Mississippi and Colorado. Bankruptcy court approval may well require the consent of claimants and other constituencies in addition to the holders of the Senior Secured Notes and obtaining such consents may be difficult, if not impossible, and time-consuming. The requirements for approval by the various gaming regulatory authorities may also be time-consuming and licensure or other gaming regulatory approval of individual security holders may be required depending on the nature of any plan that is ultimately approved. In assessing possible outcome of the Company's proposed restructuring, these and all of the other factors more fully elaborated in the Form 8-K should be given careful consideration.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

          10.1: Purchase Agreement dated October 8, 1999, by and between Scout Development Corporation and Fitzgeralds Reno, Inc., to purchase the parking garage located at 50 East Plaza Street, Reno, Nevada, for $3,000,000.

          10.2 Promissory Note dated February 1, 2000, by Fitzgeralds Reno, Inc., payable to Scout Development Corporation for $2,250,000.

          10.3 Deed of Trust and Security Agreement and to Secure Performance dated January 31, 2000, effective February 1, 2000, by Fitzgeralds Reno, Inc.

          10.4 Security Agreement dated February 1, 2000, by Fitzgeralds Reno, Inc.

          10.5 Assignment and Assumption of Ground Lease Agreement dated February 1, 2000, by and between Scout Development Corporation and Fitzgeralds Reno, Inc.

          10.6 Assignment of Rents and Leases dated January 31, 2000, effective February 1, 2000, by Fitzgeralds Reno, Inc.

          27(c): Financial Data Schedule

(b)     Reports on Form 8-K
          None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 11, 2000


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