Form 10-Q
period 2000-07-02
FITZGERALDS GAMING CORP
filed 2000-08-14
CIK 948087

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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

Shares outstanding of each of the registrant's classes of common stock as of August 11, 2000

           Class                               Outstanding as of August 11, 2000
           -----                               ---------------------------------
 Common stock, $.01 par value                             5,508,082

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                      INDEX



PART I  FINANCIAL INFORMATION

        ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 2, 2000
                  (UNAUDITED) AND DECEMBER 31, 1999                                 4

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE QUARTERS AND TWO QUARTERS ENDED JULY 2, 2000 AND JULY
                  4, 1999 (UNAUDITED)                                               6

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE TWO
                  QUARTERS ENDED JULY 2, 2000 AND JULY 4, 1999 (UNAUDITED)          7

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              8
                  (UNAUDITED)

        ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                        14

        ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       25


PART II OTHER INFORMATION                                                          26

        SIGNATURES                                                                 29

                                     PART I

                              FINANCIAL INFORMATION





                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 2, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------


ASSETS                                                         JULY 2, 2000        DEC. 31, 1999
                                                               ------------        -------------
CURRENT ASSETS:
    Cash and cash equivalents                                  $ 27,630,818         $ 22,115,594
    Accounts receivable, net of allowance for doubtful
       accounts of $333,013 and $405,003                          1,349,262            1,430,030
    Inventories                                                   1,555,289            1,771,327
    Prepaid expenses:
       Gaming taxes                                               1,790,435            1,379,589
       Other                                                      3,007,848            2,858,118
                                                               ------------         ------------
         Total current assets                                    35,333,652           29,554,658
                                                               ------------         ------------

PROPERTY AND EQUIPMENT, net                                     154,934,104          152,017,061
                                                               ------------         ------------

OTHER ASSETS:
    Restricted cash                                               2,230,000            2,190,000
    Debt offering costs                                           6,629,215            7,394,649
    Goodwill, net of accumulated amortization
       of $1,022,180 and $843,796                                13,156,981           13,335,365
    Other assets                                                  2,475,327            2,304,757
                                                               ------------         ------------

         Total other assets                                      24,491,523           25,224,771
                                                               ------------         ------------

TOTAL                                                          $214,759,279         $206,796,490
                                                               ============         ============



                                                                     (continued)



See Notes to Condensed Consolidated Financial Statements            Page 4 of 29

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
JULY 2, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                 JULY 2, 2000           DEC. 31, 1999
                                                                                         -------------          -------------
CURRENT LIABILITIES:
    Debt deemed accelerated due to default                                               $ 203,304,068          $ 203,166,582
    Current portion of long-term debt                                                          425,539                673,619
    Accounts payable                                                                         3,714,416              4,552,807
    Accrued and other:
       Payroll and related                                                                   5,648,899              5,184,222
       Progressive jackpots                                                                  1,000,702              1,230,036
       Outstanding chips and tokens                                                            676,036                864,263
       Interest                                                                             44,140,542             28,456,467
       Other                                                                                 5,240,182              6,603,637
                                                                                         -------------          -------------

         Total current liabilities                                                         264,150,384            250,731,633

LONG-TERM DEBT, net of current portion and
    debt deemed accelerated due to default                                                  2,622,558                598,478
                                                                                         -------------          -------------

         Total liabilities                                                                 266,772,942            251,330,111
                                                                                         -------------          -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
    $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $18,992,577 and $16,224,779 recorded at liquidation preference, net of unamortized offering costs and discount of $5,926,796
       and $6,262,268, respectively                                                         33,065,781             29,962,511
                                                                                         -------------          -------------

STOCKHOLDERS' DEFICIENCY:
    Common stock, $.01 par value; 29,200,000 shares
       authorized; 5,508,082 shares issued and outstanding                                      55,080                 55,080
    Additional paid-in capital                                                              23,954,220             23,954,220
    Accumulated deficit                                                                   (109,088,744)           (98,505,432)
                                                                                         -------------          -------------

         Total stockholders' deficiency                                                    (85,079,444)           (74,496,132)
                                                                                         -------------          -------------

TOTAL                                                                                    $ 214,759,279          $ 206,796,490
                                                                                         =============          =============




See Notes to Condensed Consolidated Financial Statements            Page 5 of 29

FITZGERALDS GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE QUARTERS AND TWO QUARTERS ENDED JULY 2, 2000 AND JULY 4, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                           QUARTERS ENDED                             TWO QUARTERS ENDED
                                               ------------------------------------          ------------------------------------
                                               July 2, 2000           July 4, 1999           July 2, 2000           July 4, 1999
                                               -------------          -------------          -------------          -------------
OPERATING REVENUES:
   Casino                                      $  46,568,853          $  44,468,653          $  92,617,300          $  88,437,070
   Food and beverage                               6,528,061              6,122,673             13,349,897             12,604,118
   Rooms                                           5,754,019              5,499,382             11,107,065             11,030,756
   Other                                           1,043,707                823,996              2,188,483              1,711,456
                                               -------------          -------------          -------------          -------------
     Total                                        59,894,640             56,914,704            119,262,745            113,783,400
   Less promotional allowances                     5,182,874              4,596,903             10,773,914              9,491,172
                                               -------------          -------------          -------------          -------------
     Net                                          54,711,766             52,317,801            108,488,831            104,292,228
                                               -------------          -------------          -------------          -------------

OPERATING COSTS AND EXPENSES:
   Casino                                         22,517,044             21,867,361             44,562,750             43,140,100
   Food and beverage                               3,778,427              3,558,348              7,680,989              7,750,245
   Rooms                                           3,155,906              3,242,418              6,233,327              6,426,891
   Other operating expense                           551,487                552,702              1,109,164              1,152,132
   Selling, general and administrative            16,399,625             15,676,954             32,730,093             30,593,807
   Depreciation and amortization                   3,665,715              3,519,173              7,353,460              7,036,747
   Lease settlement expense                               --                 32,115                     --                 34,061
                                               -------------          -------------          -------------          -------------
     Total                                        50,068,204             48,449,071             99,669,783             96,133,983
                                               -------------          -------------          -------------          -------------

INCOME FROM OPERATIONS                             4,643,562              3,868,730              8,819,048              8,158,245

OTHER INCOME (EXPENSE):
   Interest income                                   239,489                115,585                433,572                168,097
   Interest expense                               (8,348,023)            (7,040,952)           (16,752,305)           (14,243,990)
   Interest expense - stockholders                        --                     --                     --                 (5,420)
   Other income (expense)                             10,481               (147,989)                19,642                (92,171)
                                               -------------          -------------          -------------          -------------

NET LOSS                                          (3,454,491)            (3,204,626)            (7,480,043)            (6,015,239)

PREFERRED STOCK DIVIDENDS AND
   ACCRETION OF DISCOUNT                          (1,580,191)            (1,363,821)            (3,103,269)            (2,678,348)
                                               -------------          -------------          -------------          -------------

NET LOSS APPLICABLE TO
   COMMON STOCKHOLDERS                         $  (5,034,682)         $  (4,568,447)         $ (10,583,312)         $  (8,693,587)
                                               =============          =============          =============          =============

LOSS PER COMMON SHARE - BASIC                  $       (0.91)         $       (1.14)         $       (1.92)         $       (2.17)
                                               =============          =============          =============          =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              5,508,082              4,012,846              5,508,082              4,012,846
                                               =============          =============          =============          =============



See Notes to Condensed Consolidated Financial Statements            Page 6 of 29

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO QUARTERS ENDED JULY 2, 2000 AND JULY 4, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 JULY 2, 2000          JULY 4, 1999
                                                                 ------------          ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 13,824,567          $ 12,414,822
                                                                 ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                       19,937             2,432,516
    Acquisition of property and equipment                          (7,855,280)           (2,083,004)
    Decrease in restricted cash                                            --               432,179
                                                                 ------------          ------------

    Net cash provided by (used in) investing activities            (7,835,343)              781,691
                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of debt offering costs                                         --              (141,928)
    Repayment of long-term debt                                      (474,000)           (3,523,805)
    Dividends to minority stockholders                                     --               (20,449)
                                                                 ------------          ------------

    Net cash used in financing activities                            (474,000)           (3,686,182)
                                                                 ------------          ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                          5,515,224             9,510,331

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     22,115,594            13,038,589
                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 27,630,818          $ 22,548,920
                                                                 ============          ============

CASH PAID FOR INTEREST                                           $    165,311          $    369,051
                                                                 ============          ============


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through issuance of debt         $  2,250,000          $    394,602
Accretion of discount on preferred stock                              335,470               289,535
Accrual of preferred stock dividends                                2,767,799             2,388,813



See Notes to Condensed Consolidated Financial Statements            Page 7 of 29

                         FITZGERALDS GAMING CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      Basis of Presentation

        The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") as of July 2, 2000 and for the quarters and two quarters ended July 2, 2000 and July 4, 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the two quarters ended July 2, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

2.      Default on the Senior Secured Notes

        On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of the Company's indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $205.0 million aggregate principal amount of the 12.25% Senior Secured Notes due December 15, 2004 (the "Senior Secured Notes"). The Company has not made the regularly scheduled interest payments of $12.5 million that were due and payable on June 15, 1999, December 15, 1999 and June 15, 2000. Under the indenture pursuant to which the Senior Secured Notes were issued (the "Note Indenture"), an Event of Default occurred on July 15, 1999, and is continuing as of the date hereof. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an interest rate increase of 1.0% to 13.25%, effective June 16, 1999. In accordance with the Note Indenture, the Company began accruing interest on the unpaid interest at 13.25%, effective June 16, 1999. Since June 16, 1999, an additional $5.1 million of interest incurred as the result of the default on the Senior Secured Notes has also not been paid. No action has been taken by either the Note Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the indebtedness evidenced by the Senior Secured Notes and declare the unpaid principal and interest to be due and payable.

        In the event the indebtedness evidenced by the Senior Secured Notes is accelerated, the Company would not have the resources available to repay such indebtedness. The Company has initiated and is continuing discussions with an informal committee representing holders of a majority-in-face amount of the Senior Secured Notes (the "Committee") concerning a restructuring of the Company's indebtedness and reorganization of the Company that may include the sale of some or all of the Company's properties. Costs associated with the proposed restructuring were $0.8 million and $0.7 million for the first two quarters of 2000 and 1999, respectively. Such costs are reported in the selling, general and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited). Costs incurred and to be incurred in connection with the proposed restructuring have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness with or without the sale of some or all of its properties.

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

        A default on the Senior Secured Notes also constitutes a default under the Company's $15.0 million loan and security agreement (the "Credit Facility"). Although the Company believes that the lending institution under the Credit Facility will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial
        Statements ("SAB 101"). SAB 101
        clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operation, management believes that compliance with SAB 101 will not have a material impact on the Company's financial condition or results of operations.

4.      Long-Term Debt

        The Senior Secured Notes bear interest at a stated fixed annual rate of 12.25% payable on June 15 and December 15 of each year. The interest rate was increased to 13.25%, effective June 16, 1999 as the result of the failure to make the scheduled interest payment due on June 15, 1999 (see Note 2). The Senior Secured Notes will mature on December 15, 2004. The Senior Secured Notes are secured by a lien on substantially all of the assets of the Company, subject to certain exceptions, including a pledge of the stock of the Company's subsidiaries and a lien on substantially all of the assets of the Company's subsidiaries other than Fitzgeralds Arizona Management Inc. ("FAMI") and Nevada Club, Inc. ("NCI"), except for certain excluded assets.

        Upon a Change of Control as defined in the Note Indenture, the Company will be required to offer to repurchase all of the outstanding Senior Secured Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

        The Note Indenture contains covenants which, among other things, restrict the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets; (iii) enter into transactions with affiliates; and
        (iv) sell assets or subsidiary stock. At July 2, 2000, the Company was not in compliance with certain covenants (see Note 2).

        The Company has a Credit Facility, secured by a first priority lien on substantially all of the assets of the Company, subject to certain exceptions, including a pledge of the stock of the Company's subsidiaries, and a lien on substantially all of the assets of the Company's subsidiaries excluding FAMI and NCI, except for certain excluded assets. The obligations under the Credit Facility bear interest at an annual rate equal to the designated bank's prime rate (9.50% and 8.50% at July 2, 2000 and December 31, 1999, respectively) minus seven basis points. The Company is charged a nominal fee for amounts available under the Credit Facility. Full payment of any outstanding balance under the Credit Facility is due upon termination of the loan agreement in October 2003. At July 2, 2000 and December 31, 1999, $5.0 million was available for capital expenditures at Fitzgeralds Black Hawk and $10.0 million was available for general corporate purposes. At July 2, 2000, the Company was not in compliance with certain covenants under the Credit Facility and there can be no assurance that the lender would permit the Company to borrow under the Credit Facility.

        On February 1, 2000, Fitzgeralds Reno purchased an adjacent 834-space parking garage for $3.0 million. The seller-financed acquisition required a $0.75 million down payment, with the balance financed at an interest rate of 10% with monthly principal and interest payments based on a 20-year amortization schedule. The note matures in ten years with a lump sum principal payment due of approximately $1.7 million.

5.      Earnings Per Share

        During the two quarters ended July 2, 2000 and July 4, 1999, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 267,000 and 559,261 shares of common stock at prices ranging from $1.00 to $1.10 per share were outstanding at July 2, 2000 and July 4, 1999, respectively. Warrants to purchase 1,495,236 shares of common stock at $.01 per share were outstanding at July 4, 1999. Such options and warrants are not included in the computation of diluted earnings per share because to do so would have been antidilutive.

6.      Segment Information

        The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There are minimal inter-segment sales. The Company continues to evaluate its business segment performance based on the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"). For a definition of EBITDA, see Note 2 of Notes to Statement of Operations Data. The Company has not changed its basis of segmentation from the year ended December 31, 1999.

                                        For the Quarters Ended
                                       ---------------------------
                                       July 2, 2000   July 4, 1999
                                       ------------   ------------
                                             (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas              $ 13,318          $ 12,999
    Fitzgeralds Tunica                   20,351            18,748
    Fitzgeralds Reno                     11,653            11,106
    Fitzgeralds Black Hawk                9,390             9,465

                                       --------          --------
Total                                  $ 54,712          $ 52,318
                                       ========          ========


Income (loss) from operations:
    Fitzgeralds Las Vegas              $     91          $   (220)
    Fitzgeralds Tunica                    1,950             1,672
    Fitzgeralds Reno                      1,618             1,366
    Fitzgeralds Black Hawk                1,588             1,862
    Other                                  (594)             (769)

                                       --------          --------
         Total Properties                 4,653             3,911
    Nevada Club                              (9)              (10)
    Harolds Club                             --               (32)

                                       --------          --------
Total                                  $  4,644          $  3,869
                                       ========          ========

Reconciliation of total business segment operating income to consolidated net loss before income tax:

                                                                    For the Quarters Ended
                                                               ---------------------------------
                                                               July 2, 2000         July 4, 1999
                                                               ------------         ------------
                                                                         (in thousands)
Total  segment operating income                                  $ 5,247               $ 4,680
    Nevada Club                                                       (9)                  (10)
    Harolds Club                                                      --                   (32)
    Other                                                           (594)               (1,766)
    Eliminations                                                   1,686                 2,514
    Interest income                                                  239                   116
    Interest income - shareholder and intercompany                 7,938                 7,948
    Interest expense                                              (8,348)               (7,041)
    Interest expense - shareholder and intercompany               (7,920)               (7,930)
    Other expense                                                 (1,693)               (1,683)
                                                                 -------               -------
Net loss before income tax                                       $(3,454)              $(3,205)
                                                                 =======               =======


                                                               ---------------------------------
                                                                   For the Two Quarters Ended
                                                               ---------------------------------
                                                                July 2, 2000        July 4, 1999
                                                                ------------        ------------
                                                                         (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas                                         $  27,822          $  27,371
    Fitzgeralds Tunica                                               40,740             38,394
    Fitzgeralds Reno                                                 20,720             20,262
    Fitzgeralds Black Hawk                                           19,207             18,265

                                                                  ---------          ---------
Total                                                             $ 108,489          $ 104,292
                                                                  =========          =========



Income (loss) from operations:
    Fitzgeralds Las Vegas                                         $   1,000          $     604
    Fitzgeralds Tunica                                                4,182              3,885
    Fitzgeralds Reno                                                  1,365              1,335
    Fitzgeralds Black Hawk                                            3,370              3,630
    Other                                                            (1,076)            (1,228)

                                                                  ---------          ---------
         Total Properties                                             8,841              8,226
    Nevada Club                                                         (22)               (34)
    Harolds Club                                                         --                (34)

                                                                  ---------          ---------

Total                                                             $   8,819          $   8,158
                                                                  =========          =========

Reconciliation of total business segment operating income to consolidated net loss before income tax:

                                                                     For the Two Quarters Ended
                                                               -----------------------------------
                                                               July 2, 2000           July 4, 1999
                                                               ------------           ------------
                                                                         (in thousands)
Total segment operating income                                   $  9,917               $  9,454
    Nevada Club                                                       (22)                   (34)
    Harolds Club                                                       --                    (34)
    Other                                                          (1,076)                (1,227)
    Eliminations                                                    4,079                  4,191
    Interest income                                                   434                    168
    Interest income - shareholder and intercompany                 16,046                 16,157
    Interest expense                                              (16,752)               (14,244)
    Interest expense - shareholder and intercompany               (16,010)               (16,126)
    Other expense                                                  (4,096)                (4,320)
                                                                 --------               --------
Net loss before income tax                                       $ (7,480)              $ (6,015)
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

In the narrative discussion below, the "2000 Q2 Period" is defined as the quarter ended July 2, 2000 and the "1999 Q2 Period" is defined as the quarter ended July 4, 1999. The "Cumulative 2000 Period" is defined as the two quarters ended July 2, 2000 and the "Cumulative 1999 Period" is defined as the two quarters ended July 4, 1999. Unless otherwise noted, the narrative discussion below is focused on the Company's Operating Properties, which together with unallocated corporate and restructuring expenses are referred to as the "Properties". Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was sold in June 1999, and in management's opinion is not material to the ongoing operations of the Company. Corporate expenses of $0.25 million for each of the two quarters presented are allocated to each of the four Operating Properties as an operating expense. The remainder of the unallocated corporate and restructuring expenses is included in Other. See Note 1 of Statement of Operations Data.

QUARTER ENDED JULY 2, 2000 COMPARISON TO QUARTER ENDED JULY 4, 1999

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 2000 Q2 Period and the 1999 Q2 Period. EBITDA for the Properties was $8.3 million and $7.4 million for the 2000 and 1999 Q2 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased from $7.9 million for the 1999 Q2 Period to $8.8 million for the 2000 Q2 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

                                                FOR THE QUARTERS ENDED
                                          -----------------------------------
STATEMENT OF OPERATIONS DATA              JULY 2, 2000           JULY 4, 1999
                                          ------------           ------------
                                                    (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                   $ 13,318               $ 12,999
    Fitzgeralds Tunica                        20,351                 18,748
    Fitzgeralds Reno                          11,653                 11,106
    Fitzgeralds Black Hawk                     9,390                  9,465
                                            --------               --------
       Total                                $ 54,712               $ 52,318
                                            ========               ========


Income (Loss) from Operations:
    Fitzgeralds Las Vegas                   $     91               $   (220)
    Fitzgeralds Tunica                         1,950                  1,672
    Fitzgeralds Reno                           1,618                  1,366
    Fitzgeralds Black Hawk                     1,588                  1,862
    Other (1)                                   (594)                  (769)
                                            --------               --------
       Total Properties                        4,653                  3,911
    Nevada Club                                   (9)                   (10)
    Harolds Club                                  --                    (32)
                                            --------              ---------
       Total                                $  4,644               $  3,869
                                            ========               ========

                                              FOR THE QUARTERS ENDED
                                         ---------------------------------
OTHER DATA                               JULY 2, 2000         JULY 4, 1999
                                         ------------         ------------
                                                   (IN THOUSANDS)
EBITDA (2):
    Fitzgeralds Las Vegas                  $ 1,068               $   697
    Fitzgeralds Tunica                       3,573                 3,216
    Fitzgeralds Reno                         2,212                 1,979
    Fitzgeralds Black Hawk                   2,049                 2,298
    Other (1)                                 (584)                 (760)
                                           -------               -------
       Total Properties                      8,318                 7,430
    Nevada Club                                 (9)                  (10)
    Harolds Club                                --                   (32)
                                           -------               -------
       Total EBITDA                          8,309                 7,388
    Adjustments to EBITDA (3)                  461                   474
                                           -------               -------
       Adjusted EBITDA                     $ 8,770               $ 7,862
                                           =======               =======


--------------

(1) Other includes corporate expenses not allocated to the Operating Properties for both periods presented, which include restructuring expenses of $0.5 million and $0.4 million for the 2000 and 1999 Q2 Periods, respectively.

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

(3) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of EBITDA for Harolds Club for the 1999 Q2 Period; and (iii) exclusion of restructuring expenses for both periods presented.



OPERATING REVENUES

Total revenues for the Operating Properties were $59.9 million and net operating revenues were $54.7 million for the 2000 Q2 Period, representing 5.2% and 4.6% increases, respectively, over total revenues of $56.9 million and net operating revenues of $52.3 million for the 1999 Q2 Period. Such increases were primarily due to increased spending in promotions and marketing strategies and an effective guest development program.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 77.8% and 78.1% of total revenues for the Operating Properties for the 2000 and 1999 Q2 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 85.4% and 87.4% were derived from slot machine revenues for the 2000 and 1999 Q2 Periods, respectively) increased 4.7% to $46.6 million for the 2000 Q2 Period from $44.5 million for the 1999 Q2 Period. Casino revenues increased 10.8%, 2.1% and 1.8% at Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Las Vegas, respectively. Fitzgeralds Black Hawk casino revenue decreased 0.5%, primarily as a result of the opening of two additional competitive Black Hawk casinos in the first quarter of 2000.

Room revenues for the Operating Properties (9.6% and 9.7% of total revenues for the Operating Properties for the 2000 and 1999 Q2 Periods, respectively) increased 4.6% from the 1999 Q2 Period. Fitzgeralds Reno room revenues increased 6.6% due to a combination of a higher average occupancy rate which increased to 96.4% for the 2000 Q2 Period from 92.7% for the 1999 Q2 Period and a higher average daily rate which increased 2.6% for the 2000 Q2 Period. Room revenues increased 2.7% at Fitzgeralds Las Vegas due to a higher average daily rate which increased 5.4% for the 2000 Q2 Period, offset by a decrease in the average occupancy rate to 93.0% for the 2000 Q2 Period from 94.8% for the 1999 Q2 Period. At Fitzgeralds Tunica, room revenues increased 5.2% due to the combination of a higher average occupancy rate, which increased to 94.3% for the 2000 Q2 Period from 92.6% for the 1999 Q2 Period, and a 3.7% increase in the average daily rate for the 2000 Q2 Period.

Food and beverage revenues for the Operating Properties (10.9% and 10.8% of total revenues for the Operating Properties for the 2000 and 1999 Q2 Periods, respectively) increased 6.6% for the 2000 Q2 Period. Fitzgeralds Tunica and Fitzgeralds Reno experienced revenue increases of 14.0% and 6.6%, respectively, for the 2000 Q2 Period, as a result of increases in casino volume. Food and beverage revenues at Fitzgeralds Black Hawk and Fitzgeralds Las Vegas increased 3.8% and 0.7%, respectively.

Promotional allowances for the Operating Properties increased $0.6 million or 12.7% for the 2000 Q2 Period primarily as a result of increased casino volumes, as well as additional promotional allowances incurred to meet increased levels of competition.

OPERATING COSTS AND EXPENSES

Total operating costs and expenses for the Operating Properties increased 3.3% to $50.1 million for the 2000 Q2 Period from $48.4 million for the 1999 Q2 Period due primarily to increases in marketing and gaming tax expenses resulting from increases in gaming volume.

Casino expenses for the Operating Properties were $22.5 million for the 2000 Q2 Period, a 3.0% increase from $21.9 million for the 1999 Q2 Period, primarily due to increases in payroll and promotional expenses incurred by the casino department. Food and beverage expenses for the Operating Properties increased 6.2% to $3.8 million for the 2000 Q2 Period from $3.6 million for the 1999 Q2 Period. Room expenses for the Operating Properties remained approximately the same at $3.2 million for the 2000 and 1999 Q2 Periods. Selling, general and administrative expenses for the Operating Properties increased 4.6% to $16.4 million for the 2000 Q2 Period from $15.7 million for the 1999 Q2 Period, due primarily to increases in marketing and promotional expenses. Professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring were $0.5 million and $0.4 million, respectively, for the 2000 and 1999 Q2 Periods. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee.

Personnel expenses for the Operating Properties increased 2.7% to approximately $20.6 million for the 2000 Q2 Period from approximately $20.1 million for the 1999 Q2 Period. Although personnel expenses increased at all Operating Properties, Fitzgeralds Black Hawk incurred a 7.3% increase as the result of adjustments in salary levels to attract and retain employees in the highly competitive Black Hawk labor market, which included two additional casino openings in the first quarter of 2000.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, increased $0.7 million or 15.5% for the 2000 Q2 Period. More intensive marketing efforts were undertaken at Fitzgeralds Black Hawk and Fitzgeralds Tunica in response to increasing competitive pressures in these markets.

Depreciation and amortization expenses for the Operating Properties increased 4.2% to $3.7 million for the 2000 Q2 Period from $3.5 million for the 1999 Q2 Period.

INCOME FROM OPERATIONS

Income from operations for the Operating Properties increased 19.9% to $4.7 million for the 2000 Q2 Period from $3.9 million for the 1999 Q2 Period. The Company continues to increase its promotional and complimentary expenses to meet the challenges of intense competition.

NET INTEREST EXPENSE

Interest expense for the Operating Properties (net of interest income), increased 17.0% to $8.1 million for the 2000 Q2 Period from $6.9 million for the 1999 Q2 Period, primarily due to $1.9 million of additional interest expense resulting from the default on the Senior Secured Notes. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an increase in the interest rate of 1.0% to 13.25%, effective June 16, 1999.

NET LOSS

Net loss increased $0.4 million to $3.4 million in the 2000 Q2 Period compared to $3.0 million in the 1999 Q2 Period.

TWO QUARTERS ENDED JULY 2, 2000 COMPARISON TO TWO QUARTERS ENDED JULY 4, 1999

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 2000 Period and the Cumulative 1999 Period. EBITDA for the Properties was $16.2 million and $15.3 million for the Cumulative 2000 and 1999 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased from $15.9 million for the Cumulative 1999 Period to $17.0 million for the Cumulative 2000 Period. For a definition of

EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

                                                    FOR THE TWO QUARTERS ENDED
                                               -----------------------------------
STATEMENT OF OPERATIONS DATA                   JULY 2, 2000           JULY 4, 1999
                                               ------------           ------------
                                                         (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                        $  27,822               $  27,371
    Fitzgeralds Tunica                              40,740                  38,394
    Fitzgeralds Reno                                20,720                  20,262
    Fitzgeralds Black Hawk                          19,207                  18,265
                                                 ---------               ---------
       Total                                     $ 108,489               $ 104,292
                                                 =========               =========
Income (Loss) from Operations:
    Fitzgeralds Las Vegas                        $   1,000               $     604
    Fitzgeralds Tunica                               4,182                   3,885
    Fitzgeralds Reno                                 1,365                   1,335
    Fitzgeralds Black Hawk                           3,370                   3,630
    Other (1)                                       (1,076)                 (1,228)
                                                 ---------               ---------
       Total Properties                              8,841                   8,226
    Nevada Club                                        (22)                    (34)
    Harolds Club                                        --                     (34)
                                                 ---------               ---------
       Total                                     $   8,819               $   8,158
                                                 =========               =========


OTHER DATA
EBITDA (2):
    Fitzgeralds Las Vegas                        $   2,950               $   2,428
    Fitzgeralds Tunica                               7,421                   6,967
    Fitzgeralds Reno                                 2,577                   2,560
    Fitzgeralds Black Hawk                           4,302                   4,516
    Other (1)                                       (1,055)                 (1,208)
                                                 ---------               ---------
       Total Properties                             16,195                  15,263
    Nevada Club                                        (22)                    (34)
    Harolds Club                                        --                     (34)
                                                 ---------               ---------
       Total EBITDA                                 16,173                  15,195
    Adjustments to EBITDA (3)                          826                     734
                                                 ---------               ---------
       Adjusted EBITDA                           $  16,999               $  15,929
                                                 =========               =========

Net Cash Provided by (Used in) (4):
    Operating Activities                         $  13,825               $  12,415
    Investing Activities                            (7,835)                    782
    Financing Activities                              (474)                 (3,686)
Depreciation and Amortization                        7,353                   7,037
Capital Expenditures                                (7,855)                 (2,083)

Earnings to Fixed Charges (5):                          --                      --

------------

(1) Other includes corporate expenses not allocated to the Operating Properties for both periods presented, which include restructuring expenses of $0.8 million and $0.7 million for the Cumulative 2000 and 1999 Periods, respectively.

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

(4) Includes financial results of (i) Nevada Club for both periods presented and (ii) Harolds Club for the Cumulative 1999 Period.

(5) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $7.5 million and $6.0 million for the Cumulative 2000 and 1999 Periods, respectively.

OPERATING REVENUES

Total revenues for the Operating Properties were $119.3 million and net operating revenues were $108.5 million for the Cumulative 2000 Period, representing 4.8% and 4.0% increases, respectively, over total revenues of $113.8 million and net operating revenues of $104.3 million for the Cumulative 1999 Period. Such increases were primarily due to increased spending in promotional and marketing strategies and an effective guest development program.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 77.7% of total revenues for the Operating Properties for both the Cumulative 2000 and 1999 Periods. Casino revenues for the Operating Properties (of which approximately 84.8% and 83.7% were derived from slot machine revenues for the Cumulative 2000 and 1999 Periods, respectively) increased 4.7% to $92.6 million for the Cumulative 2000 Period from $88.4 million for the Cumulative 1999 Period. Casino revenues increased 8.6% and 5.4%, respectively, at Fitzgeralds Tunica and Fitzgeralds Black Hawk primarily as the result of a substantial increase in marketing efforts. Fitzgeralds Las Vegas casino revenue increased 1.8%, while Fitzgeralds Reno casino revenue decreased 0.2%.

Room revenues for the Operating Properties (9.3% and 9.7% of total revenues for the Operating Properties for the Cumulative 2000 and 1999 Periods, respectively) increased 0.7% from the Cumulative 1999 Period. Fitzgeralds Reno room revenues increased 3.9% due to a 5.8% higher average daily rate, while the average occupancy rate remained the same at 89.0% for the Cumulative 2000 and 1999 Periods. Room revenues decreased 2.0% at Fitzgeralds Las Vegas due to a decrease in the average occupancy rate to 91.5% for the Cumulative 2000 Period, from 94.8% for the Cumulative 1999 Period, while the average daily rate increased 3.6% for the Cumulative 2000 Period. At Fitzgeralds Tunica, room revenues increased 1.6% due to the combination of a higher average occupancy rate which increased to 94.4% for the Cumulative 2000 Period from 93.5% for the Cumulative 1999 Period and the average daily rate increased 0.8% for the Cumulative 2000 Period.

Food and beverage revenues for the Operating Properties (11.2% and 11.1% of total revenues for the Operating Properties for the Cumulative 2000 and 1999 Periods, respectively) increased approximately $0.7 million or 5.9% for the Cumulative 2000 Period. Fitzgeralds Tunica, Fitzgeralds Black Hawk, Fitzgeralds Reno and Fitzgeralds Las Vegas experienced revenue increases of 10.0%, 8.6%, 6.5% and 1.2%, respectively, as a result of increases in casino volume.

Promotional allowances for the Operating Properties increased $1.3 million or 13.5% for the Cumulative 2000 Period primarily as a result of increased casino volumes, as well as additional promotional allowances incurred to meet increased levels of competition.

OPERATING COSTS AND EXPENSES

Total operating costs and expenses for the Operating Properties increased 3.7% to $99.6 million for the Cumulative 2000 Period from $96.1 million for the Cumulative 1999 Period due primarily to increases in marketing and payroll costs.

Casino expenses for the Operating Properties were $44.6 million for the Cumulative 2000 Period, a 3.3% increase from $43.1 million for the Cumulative 1999 Period, primarily due to increases in payroll and promotional expenses incurred by the casino department. Food and beverage expenses for the Operating Properties decreased 0.9% to $7.7 million for the Cumulative 2000 Period from $7.8 million for the Cumulative 1999 Period. This decrease is primarily due to the allocation to the casino department of food and beverage costs associated with increases in complimentary food and beverage sales. Room expenses for the Operating Properties decreased 3.0% to $6.2 million for the Cumulative 2000 Period from $6.4 million for the Cumulative 1999 Period. Selling, general and administrative expenses for the Operating Properties increased 7.0% to $32.7 million for the Cumulative 2000 Period from $30.6 million for the Cumulative 1999 Period, due primarily to increases in marketing expenses. Professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring were $0.8 million and $0.7 million, respectively, for the Cumulative 2000 and 1999 Periods. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee.

Personnel expenses for the Operating Properties increased 2.7% to approximately $41.3 million for the Cumulative 2000 Period from approximately $40.2 million for the Cumulative 1999 Period. Although personnel expenses increased at all Operating Properties, except at Fitzgeralds Reno, Fitzgeralds Black Hawk incurred a 9.1% increase as the result of adjustments in salary levels to attract and retain employees in the highly competitive Black Hawk labor market, which included two additional casino openings in the first quarter of 2000.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, increased $2.2 million or 23.1% for the Cumulative 2000 Period. More intensive marketing efforts were undertaken at Fitzgeralds Black Hawk and Fitzgeralds Tunica in response to increasing competitive pressures in these markets.

Depreciation and amortization expenses for the Operating Properties increased 4.5% to $7.4 million for the Cumulative 2000 Period from $7.0 million for the Cumulative 1999 Period.

INCOME FROM OPERATIONS

Although the Company has found it necessary to increase its promotional and complimentary expenses to meet the challenges of intense competition, income from operations for the Operating Properties increased 7.9% to $8.8 million for the Cumulative 2000 Period from $8.2 million for the Cumulative 1999 Period.

NET INTEREST EXPENSE

Interest expense for the Operating Properties (net of interest income), increased 15.9% to $16.3 million for the Cumulative 2000 Period from $14.1 million for the Cumulative 1999 Period, primarily due to $2.7 million of additional interest expense resulting from the default on the Senior Secured Notes. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an increase in the interest rate of 1.0% to 13.25%, effective June 16, 1999.

NET LOSS

Net loss increased $1.6 million to $7.5 million in the Cumulative 2000 Period compared to $5.9 million in the Cumulative 1999 Period.

LIQUIDITY AND CAPITAL RESOURCES

At July 2, 2000, the Company had unrestricted cash of $27.6 million compared to $22.1 million at December 31, 1999 and $22.5 million at July 4, 1999. The Company's primary sources of liquidity and cash flows during the Cumulative 2000 Period were operations of $13.8 million. Net cash used in investing activities was $7.8 million for the Cumulative 2000 Period compared to net cash provided by investing activities of $0.8 million for the Cumulative 1999 Period. Cash uses in the Cumulative 2000 Period included $3.8 million for the parking garage expansion at Fitzgeralds Tunica and $0.75 million for the acquisition of the parking garage at Fitzgeralds Reno. Net cash used in financing activities was $0.5 million and $3.7 million for the Cumulative 2000 and 1999 Periods, respectively.

The Company's principal sources of capital will consist of cash from operations, the Credit Facility, to the extent the lender permits the Company to utilize the Credit Facility while it is in default on its Senior Secured Notes, and vendor or third party financing of gaming and other equipment. The Credit Facility provides for the Company to use up to $5.0 million for capital projects at Fitzgeralds Black Hawk and up to $10.0 million for general corporate purposes. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, its relatively high degree of leverage had prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors did not see any way to resolve this problem without restructuring the Company's indebtedness. On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes. The Company has not made the regularly scheduled interest payments of $12.5 million due and payable on June 15, 1999, December 15, 1999 and June 15, 2000. Under the Note Indenture pursuant to which the Senior Secured Notes were issued, an Event of Default occurred on July 15, 1999, and is continuing as of the date hereof. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an interest rate increase of 1.0% to 13.25%, effective June 16, 1999. An additional $5.1 million of interest incurred since June 16, 1999 from the default on the Senior Secured Notes has also not been paid. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the indebtedness evidenced by the Senior Secured Notes and declare the unpaid principal and interest to be due and payable. In the event that action is taken to accelerate the indebtedness, the Company would not have the resources available to repay such indebtedness. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness and reorganization of the Company that may include the sale of some or all of the Company's properties. There are substantial risks associated with any restructuring of the Company's indebtedness due to the virtual certainty of the necessity for a proceeding under federal bankruptcy law and for regulatory proceedings under the gaming laws of Nevada, Mississippi and Colorado to effectively consummate any such restructuring. Bankruptcy court approval may well require the consent of claimants and other constituencies in addition to the holders of the Senior Secured Notes and obtaining such consents may be difficult, if not impossible, and time-consuming. The requirements for approval by the various gaming regulatory authorities may also be time-consuming and licensure or other gaming regulatory approval of individual security holders or others that may be required depending on the nature of any plan that is ultimately approved, may be difficult, if not impossible, to obtain.

A default on the Senior Secured Notes also constitutes a default under the Credit Facility and, although the Company believes the lending institution will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will make additional advances.

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

EBITDA AND ADJUSTED EBITDA

The Company's EBITDA was $16.2 million for the Cumulative 2000 Period and $15.3 million for the Cumulative 1999 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $17.0 million for the Cumulative 2000 Period and $15.9 million for the Cumulative 1999 Period. Adjusted EBITDA is determined based on the adjustments described in Note 3 to Statement of Operations Data. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $7.5 million and $6.0 million for the Cumulative 2000 and 1999 Periods, respectively.

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

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of the Company's fixed debt obligations has decreased to approximately $108.8 million at July 2, 2000 compared to $113.0 million at December 31, 1999. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

RENO TRANSPORTATION RAIL ACCESS CORRIDOR (RETRAC) PROJECT

In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the "ReTRAC Project"). Preliminary plans for the ReTRAC Project provide for the construction of a temporary rail bypass (the "Bypass") that will be used to divert rail traffic around the main railroad during construction. The City of Reno (the "City") estimates that a period of approximately two and one half years will be required to complete the ReTRAC Project. The southern boundary of the Bypass will extend out into the middle of Commercial Row, the street where Fitzgeralds Reno's hotel entrance, valet parking area and hotel loading zone are situated.

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

The City filed an answer to the Company's lawsuit on January 19, 1999. Subsequent thereto, George Karadanis and Robert Maloff d/b/a Sundowner Hotel and Casino (the "Sundowner") were permitted by court order to file a Complaint in Intervention. Notwithstanding said intervention, on December 22, 1999, the court granted the City's Motion for Summary Judgment against the Sundowner which motion was joined in by the Company. The City and the Company have had settlement discussions; however, there has been no agreement as to a mutually acceptable resolution. The Company and the City have fully briefed the case and it is anticipated that a decision on the merits of the Company's claims will be made subsequent to oral argument on the matter, which is scheduled for August 11, 2000.

The Company has received no assurance as to whether or when the City will negotiate mitigation measures and whether such measures could or would fully compensate the Company for the fair market value of its property and anticipated operating losses.

OTHER LITIGATION

The Company is a party to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a) As previously reported in its Report on Form 8-K filed July 22, 1999, and elsewhere in this Form 10-Q, the Company is in default on its $205.0 million Senior Secured Notes. That default resulted in a cross default under the Company's $15.0 million Credit Facility. See also Note 2 of Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q. As of the date of this Form 10-Q, the total amount in arrears on the Senior Secured Notes was $42.8 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable. The Company has not held an annual meeting of stockholders or otherwise submitted any matters to a vote of its stockholders since August 27, 1998, and pending a resolution of its restructuring efforts, has no current intention to do so.

ITEM 5.  OTHER INFORMATION.

On July 22, 1999, the Company filed a Report on Form 8-K, Item 5, concerning a default on its Senior Secured Notes. Although much of the forward-looking information may have become moot with the passage of time, the Form 8-K included information regarding the Company's initial proposal to the holders of its Senior Secured Notes, a summary of the Company's proposal for substantial additional capital expenditures at its Black Hawk and Tunica properties, summary EBITDA (excluding restructuring expenses, which may be substantial) projections for both a base case and the Company's proposed capital expenditure case, and a discussion of certain risks and uncertainties attendant thereto. In addition to the normal business and other risks associated with any forward-looking information and substantial capital expenditure program, there are substantial risks associated with any restructuring of the Company's indebtedness due to the virtual certainty of the necessity for a proceeding under federal bankruptcy law and for regulatory proceedings under the gaming laws of Nevada, Mississippi and Colorado to effectively consummate any such restructuring. Bankruptcy court approval may well require the consent of claimants and other constituencies in addition to the holders of the Senior Secured Notes and obtaining such consents may be difficult, if not impossible, and time-consuming. The requirements for approval by the various gaming regulatory authorities may also be time-consuming and licensure or other gaming regulatory approval of individual security holders or others that may be required depending on the nature of any plan that is ultimately approved, may be difficult, if not impossible, to obtain. In assessing possible outcome of the Company's proposed restructuring, these and all of the other factors more fully elaborated in the Form 8-K should be given careful consideration.

On June 2, 2000, NCI filed a Voluntary Petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court, District of Nevada, Case No. BK-N-00-31582-GWZ. NCI is not a guarantor on the Senior Secured Notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
        27(c): Financial Data Schedule
(b) Reports on Form 8-K
        None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2000


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