Form 10-Q
period 2000-10-01
FITZGERALDS GAMING CORP
filed 2000-11-13
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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

Shares outstanding of each of the registrant's classes of common stock as of November 13, 2000

         Class                              Outstanding as of November 13, 2000
         -----                              -----------------------------------
Common stock, $.01 par value                              5,508,082

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I    FINANCIAL INFORMATION

          ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 1, 2000
                    (UNAUDITED) AND DECEMBER 31, 1999                                 4

                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE QUARTERS AND THREE QUARTERS ENDED OCTOBER 1, 2000
                    AND OCTOBER 3, 1999                                               6

                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE QUARTERS ENDED OCTOBER 1, 2000 AND OCTOBER 3,
                    1999                                                              7

                    UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS                                                        8

          ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                        14

          ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                                     25

PART II   OTHER INFORMATION                                                          26

          SIGNATURES                                                                 29

                                     PART I

                              FINANCIAL INFORMATION





                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
OCTOBER 1, 2000 (UNAUDITED) AND DECEMBER 31, 1999


--------------------------------------------------------------------------------------------


ASSETS                                                      OCT. 1, 2000      DEC. 31, 1999
                                                            ------------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                               $ 33,498,456      $ 22,115,594
    Accounts receivable, net of allowance for doubtful
       accounts of $318,165 and $405,003                       1,247,206         1,430,030
    Inventories                                                1,497,202         1,771,327
    Prepaid expenses:
       Gaming taxes                                            1,553,960         1,379,589
       Other                                                   3,519,730         2,858,118
                                                            ------------      ------------
         Total current assets                                 41,316,554        29,554,658
                                                            ------------      ------------

PROPERTY AND EQUIPMENT, net                                  154,092,746       152,017,061
                                                            ------------      ------------

OTHER ASSETS:
    Restricted cash                                            2,180,000         2,190,000
    Debt offering costs                                        6,246,243         7,394,649
    Goodwill, net of accumulated amortization
       of $968,963 and $843,796                               13,210,198        13,335,365
    Other assets                                               2,349,091         2,304,757
                                                            ------------      ------------

         Total other assets                                   23,985,532        25,224,771
                                                            ------------      ------------

TOTAL                                                       $219,394,832      $206,796,490
                                                            ============      ============



See Unaudited Notes to Condensed Consolidated Financial Statements
                                                                    Page 4 of 29

FITZGERALDS GAMING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
OCTOBER 1, 2000 (UNAUDITED) AND DECEMBER 31, 1999

------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     OCT. 1, 2000    DEC. 31, 1999
                                                            -------------    -------------
CURRENT LIABILITIES:
    Debt deemed accelerated due to default                  $ 203,377,106    $ 203,166,582
    Current portion of long-term debt                             407,785          673,619
    Accounts payable                                            4,583,073        4,552,807
    Accrued and other:
       Payroll and related                                      5,055,199        5,184,222
       Progressive jackpots                                     1,005,271        1,230,036
       Outstanding chips and tokens                               628,551          864,263
       Interest                                                52,220,396       28,456,467
       Other                                                    5,108,563        6,603,637
                                                            -------------    -------------

         Total current liabilities                            272,385,944      250,731,633

LONG-TERM DEBT, net of current portion and
    debt deemed accelerated due to default                      2,852,090          598,478
                                                            -------------    -------------

         Total liabilities                                    275,238,034      251,330,111
                                                            -------------    -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
  $.01 par value; $25 stated value; 800,000 shares
     authorized, issued and outstanding; liquidation
     preference $20,000,000 stated value plus accrued
     dividends of $20,454,800 and $16,224,779 recorded
     at liquidation preference, net of unamortized
     offering costs and discount of $5,749,570 and
     $6,262,268, respectively                                  34,705,230       29,962,511
                                                            -------------    -------------

STOCKHOLDERS' DEFICIENCY:
    Common stock, $.01 par value; 29,200,000 shares
       authorized; 5,508,082 shares issued and outstanding         55,080           55,080
    Additional paid-in capital                                 23,814,819       23,954,220
    Accumulated deficit                                      (114,418,331)     (98,505,432)
                                                            -------------    -------------

         Total stockholders' deficiency                       (90,548,432)     (74,496,132)
                                                            -------------    -------------

TOTAL                                                       $ 219,394,832    $ 206,796,490
                                                            =============    =============

See Unaudited Notes to Condensed Consolidated Financial Statements
                                                                    Page 5 of 29

FITZGERALDS GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS AND THREE QUARTERS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

----------------------------------------------------------------------------------------------------
                                             QUARTERS ENDED               THREE QUARTERS ENDED
                                       ----------------------------   ------------------------------
                                       Oct. 1, 2000    Oct. 3, 1999   Oct. 1, 2000     Oct. 3, 1999
                                       ------------    ------------   -------------    -------------
OPERATING REVENUES:
   Casino                              $ 46,169,470    $ 44,203,167   $ 138,786,770    $ 132,640,237
   Food and beverage                      6,549,984       6,327,437      19,899,881       18,931,555
   Rooms                                  5,728,613       5,529,703      16,835,678       16,560,459
   Other                                  1,136,748         903,414       3,325,231        2,614,870
                                       ------------    ------------   -------------    -------------
     Total                               59,584,815      56,963,721     178,847,560      170,747,121
   Less promotional allowances            5,086,239       4,820,133      15,860,153       14,311,305
                                       ------------    ------------   -------------    -------------
     Net                                 54,498,576      52,143,588     162,987,407      156,435,816
                                       ------------    ------------   -------------    -------------

OPERATING COSTS AND EXPENSES:
   Casino                                22,573,686      20,379,610      67,136,436       63,514,744
   Food and beverage                      4,006,830       4,636,103      11,687,819       12,386,348
   Rooms                                  3,233,529       3,200,872       9,466,856        9,627,763
   Other operating expense                  522,181         493,337       1,631,345        1,645,469
   Selling, general and administrative   15,731,111      16,691,757      48,461,204       47,290,530
   Depreciation and amortization          3,771,422       3,531,674      11,124,882       10,568,421
   Lease settlement expense                       -               -               -           34,061
                                       ------------    ------------   -------------    -------------
     Total                               49,838,759      48,933,353     149,508,542      145,067,336
                                       ------------    ------------   -------------    -------------

INCOME FROM OPERATIONS                    4,659,817       3,210,235      13,478,865       11,368,480

OTHER INCOME (EXPENSE):
   Interest income                          338,742         149,874         772,314          318,351
   Interest income - stockholders                 -          47,390               -           42,114
   Interest expense                      (8,630,724)     (7,433,527)    (25,383,029)     (21,678,042)
   Other expense                            (57,972)         (4,760)        (38,330)         (96,930)
                                       -------------   ------------   -------------    -------------

NET LOSS                                 (3,690,137)     (4,030,788)    (11,170,180)     (10,046,027)

PREFERRED STOCK DIVIDENDS AND
   ACCRETION OF DISCOUNT                 (1,639,450)     (1,414,965)     (4,742,719)      (4,093,313)
                                       ------------    ------------   -------------    -------------

NET LOSS APPLICABLE TO
   COMMON STOCKHOLDERS                 $ (5,329,587)   $ (5,445,753)  $ (15,912,899)   $ (14,139,340)
                                       ============    ============   =============    =============

LOSS PER COMMON SHARE - BASIC          $      (0.97)   $      (1.36)  $       (2.89)   $       (3.50)
                                       ============    ============   =============    =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                     5,508,082       4,078,571       5,508,082        4,034,516
                                       ============    ============   =============    =============




See Unaudited Notes to Condensed Consolidated Financial Statements
                                                                    Page 6 of 29

FITZGERALDS GAMING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE QUARTERS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

---------------------------------------------------------------------------------------------
                                                              OCT. 1, 2000       OCT. 3, 1999
                                                              ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 22,526,997       $ 18,531,642
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                    59,495          2,457,605
    Acquisition of property and equipment                      (10,416,625)        (3,098,296)
    Acquisition of base stock inventory                           (141,363)                 -
    Decrease in restricted cash                                          -            252,179
                                                              ------------       ------------
    Net cash used in investing activities                      (10,498,493)          (388,512)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                               -             14,952
    Payment of debt offering costs                                       -           (218,813)
    Repayment of long-term debt                                   (630,642)        (5,848,451)
    Repayment of line of credit debt                                     -         (3,000,000)
    Dividends to minority stockholders                             (15,000)           (20,450)
                                                              ------------       ------------

    Net cash used in financing activities                         (645,642)        (9,072,762)
                                                              ------------       ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                      11,382,862          9,070,368

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       22,115,594         13,038,589
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 33,498,456       $ 22,108,957
                                                              ============       ============

CASH PAID FOR INTEREST                                        $    240,606       $    515,677
                                                              ============       ============


SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through issuance of debt      $  2,618,420       $    541,629
Accretion of discount on preferred stock                           512,698            442,498
Accrual of preferred stock dividends                             4,230,021          3,650,818



See Unaudited Notes to Condensed Consolidated Financial Statements

                         FITZGERALDS GAMING CORPORATION

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Basis of Presentation

      The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") as of October 1, 2000 and for the quarters and three quarters ended October 1, 2000 and October 3, 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three quarters ended October 1, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

2.    Default on the Senior Secured Notes

      On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of the Company's indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its $205.0 million aggregate principal amount of 12.25% Senior Secured Notes due December 15, 2004 (the "Senior Secured Notes"). The Company has not made the regularly scheduled interest payments of $12.5 million that were due and payable on June 15, 1999, December 15, 1999 and June 15, 2000. Under the indenture pursuant to which the Senior Secured Notes were issued (the "Note Indenture"), an Event of Default occurred on July 15, 1999, and is continuing as of the date hereof. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an interest rate increase of 1.0% to 13.25%, effective June 16, 1999. In accordance with the Note Indenture, the Company began accruing interest on the unpaid interest at 13.25%, effective June 16, 1999. Since June 16, 1999, an additional $7.0 million of interest incurred as the result of the default on the Senior Secured Notes has also not been paid. No action has been taken by either the Note Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the indebtedness evidenced by the Senior Secured Notes and declare the unpaid principal and interest to be due and payable.

      In the event the indebtedness evidenced by the Senior Secured Notes is accelerated, the Company would not have the resources available to repay such indebtedness. The Company has initiated and is continuing discussions with an informal committee representing holders of a majority in face amount of the Senior Secured Notes (the "Committee") concerning a restructuring of the Company's indebtedness and reorganization of the Company that may include the sale of some or all of the Company's properties. Costs associated with the proposed restructuring were $1.9 million and $1.6 million for the first three quarters of 2000 and 1999, respectively. Such costs are reported in the selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. Costs incurred and to be incurred in connection with the proposed restructuring have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully restructure its indebtedness with or without the sale of some or all of its properties.

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

      A default on the Senior Secured Notes also constitutes a default under the Company's loan and security agreement (the "Credit Facility"). Although the Company believes that the lending institution under the Credit Facility will continue to have adequate security for the Company's obligations thereunder, there can be no assurance that the lending institution will continue to make additional advances.

3.    Recently Issued Accounting Standards

      On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's fiscal year ending December 31, 2001. Management believes that adoption of SFAS 133 will not have a material impact on the Company's financial condition or results of operations, because the Company does not have significant derivative activities.

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

4.    Long-Term Debt

      The Senior Secured Notes bear interest at a stated fixed annual rate of 12.25% payable on June 15 and December 15 of each year. The interest rate increased to 13.25%, effective June 16, 1999, as the result of the failure to make the scheduled interest payment due on June 15, 1999 (see Note 2). The Senior Secured Notes will mature on December 15, 2004, unless accelerated by default. The Senior Secured Notes are secured by a lien on substantially all of the assets of the Company, subject to certain exceptions, including a pledge of the stock of the Company's subsidiaries and a lien on substantially all of the assets of the Company's subsidiaries other than Fitzgeralds Arizona Management Inc. ("FAMI") and Nevada Club, Inc. ("NCI"), except for certain excluded assets.

      Upon a Change of Control as defined in the Note Indenture, the Company will be required to offer to repurchase all of the outstanding Senior Secured Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

      The Note Indenture contains covenants which, among other things, restrict the Company's ability to (i) make certain payments to, or investments in, third parties; (ii) incur additional indebtedness or liens on any assets;
      (iii) enter into transactions with affiliates; and (iv) sell assets or subsidiary stock. At October 1, 2000, the Company was not in compliance with certain covenants.

      The Company has a Credit Facility, secured by a first priority lien on substantially all of the assets of the Company, subject to certain exceptions, including a pledge of the stock of the Company's subsidiaries, and a lien on substantially all of the assets of the Company's subsidiaries excluding FAMI and NCI, except for certain excluded assets. The obligations under the Credit Facility bear interest at an annual rate equal to the designated bank's prime rate (9.50% and 8.50% at October 1, 2000 and December 31, 1999, respectively) minus seven basis points. The Company is charged a nominal fee for amounts available under the Credit Facility. Full payment of any outstanding balance under the Credit Facility is due upon termination of the loan agreement in October 2003. At October 1, 2000 and December 31, 1999, $5.0 million was available for capital expenditures at Fitzgeralds Black Hawk and $10.0 million was available for general corporate purposes. However, under the original terms of the Credit Facility the availability of the $5.0 million for capital expenditures at Fitzgeralds Black Hawk expired on October 29, 2000. At October 1, 2000, the Company was not in compliance with certain covenants under the Credit Facility and there can be no assurance that the lender would permit the Company to borrow under the Credit Facility

      On February 1, 2000, Fitzgeralds Reno purchased an adjacent 834-space parking garage for $3.0 million. The seller-financed acquisition required a $0.75 million down payment, with the balance financed at an interest rate of 10.0% with monthly principal and interest payments based on a 20-year amortization schedule. The note matures in ten years with a lump sum principal payment due of approximately $1.7 million.

5.    Earnings Per Share

      During the three quarters ended October 1, 2000 and October 3, 1999, there were no outstanding convertible securities that would result in dilutive potential common shares and, as such, diluted earnings per share are not applicable. Options to purchase 267,000 and 544,261 shares of common stock at prices ranging from $1.00 to $1.10 per share were outstanding at October 1, 2000 and October 3, 1999, respectively. Such options are not included in the computation of diluted earnings per share because to do so would have been antidilutive.

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

                                                       For the Quarters Ended
                                                    -----------------------------
                                                    Oct. 1, 2000     Oct. 3, 1999
                                                    ------------    -------------
                                                          (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas                             $12,260          $12,393
    Fitzgeralds Tunica                                 20,579           18,911
    Fitzgeralds Reno                                   11,663           11,297
    Fitzgeralds Black Hawk                              9,943            9,543
    Other                                                  54                -
                                                      -------          -------
Total                                                 $54,499          $52,144
                                                      =======          =======

                                                      For the Quarters Ended
                                                    -----------------------------
                                                    Oct. 1, 2000     Oct. 3, 1999
                                                    ------------     ------------
                                                          (in thousands)
Income (loss) from operations:
    Fitzgeralds Las Vegas                             $  (700)          $  (812)
    Fitzgeralds Tunica                                  3,028             1,398
    Fitzgeralds Reno                                    1,595             1,439
    Fitzgeralds Black Hawk                              1,858             2,289
    Other                                              (1,109)           (1,092)
                                                      -------           -------
         Total Properties                               4,672             3,222
    Nevada Club                                           (12)              (12)
                                                      -------           -------
Total                                                 $ 4,660           $ 3,210
                                                      =======           =======

Reconciliation of total business segment operating income to consolidated net loss before income tax:


                                                           For the Quarters Ended
                                                        ----------------------------
                                                        Oct. 1, 2000    Oct. 3, 1999
                                                        -------------   ------------
                                                               (in thousands)
Total  segment operating income                           $ 5,781         $ 4,314
    Nevada Club                                               (12)            (12)
    Other                                                  (2,104)         (2,089)
    Eliminations                                            1,267           3,605
    Interest income                                           339             150
    Interest income - stockholder and intercompany          7,938           7,948
    Interest expense                                       (8,631)         (7,434)
    Interest expense - stockholder and intercompany        (7,919)         (7,883)
    Other expense                                            (349)         (2,630)
                                                          -------         -------
Net loss before income tax                                $(3,690)        $(4,031)
                                                          =======         =======


                                                          For the Three Quarters Ended
                                                         -----------------------------
                                                         Oct. 1, 2000     Oct. 3, 1999
                                                         ------------     ------------
                                                                (in thousands)
Net operating revenues:
    Fitzgeralds Las Vegas                                 $ 40,082          $ 39,765
    Fitzgeralds Tunica                                      61,319            57,305
    Fitzgeralds Reno                                        32,383            31,559
    Fitzgeralds Black Hawk                                  29,149            27,807
    Other                                                       54                 -
                                                          --------          --------
Total                                                     $162,987          $156,436
                                                          ========          ========


                                                        For the Three Quarters Ended
                                                        ----------------------------
                                                        Oct. 1, 2000    Oct. 3, 1999
                                                        ------------    ------------
                                                                    (in thousands)
Income (loss) from operations:
    Fitzgeralds Las Vegas                                 $   300          $  (208)
    Fitzgeralds Tunica                                      7,210            5,283
    Fitzgeralds Reno                                        2,960            2,774
    Fitzgeralds Black Hawk                                  5,228            5,918
    Other                                                  (2,185)          (2,319)
                                                          -------          -------
         Total Properties                                  13,513           11,448
    Nevada Club                                               (34)             (46)
    Harolds Club                                                -              (34)
                                                          --------         -------
Total                                                     $13,479          $11,368
                                                          ========         =======

Reconciliation of total business segment operating income to consolidated net loss before income tax:

                                                          For the Three Quarters Ended
                                                          ----------------------------
                                                          Oct. 1, 2000    Oct. 3, 1999
                                                          ------------    ------------
                                                                 (in thousands)
Total  segment operating income                             $ 15,698         $ 13,767
    Nevada Club                                                  (34)             (46)
    Harolds Club                                                   -              (34)
    Other                                                     (5,246)          (5,343)
    Eliminations                                               7,358            9,824
    Interest income                                              772              318
    Interest income - stockholder and intercompany            23,984           24,105
    Interest expense                                         (25,383)         (21,679)
    Interest expense - stockholder and intercompany          (23,930)         (24,009)
    Other expense                                             (4,389)          (6,949)

                                                            --------         --------
Net loss before income tax                                  $(11,170)        $(10,046)
                                                            ========         ========

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion and other material in this Quarterly Report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

GENERAL

The Company is a diversified multi-jurisdictional gaming holding company that owns and operates three Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno") and Tunica, Mississippi ("Fitzgeralds Tunica"), and a casino in Black Hawk, Colorado ("Fitzgeralds Black Hawk"), collectively referred to as the "Operating Properties". The Company markets its properties primarily to middle-market customers, emphasizing its Fitzgeralds brand and its "Fitzgeralds Irish Luck" theme.

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

Unless the context otherwise requires, the Company refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive office of the Company is located at 301 Fremont Street, Las Vegas, Nevada 89101; telephone (702) 388-2400; facsimile
(702) 382-5562.

In the narrative discussion below, the "2000 Q3 Period" is defined as the quarter ended October 1, 2000 and the "1999 Q3 Period" is defined as the quarter ended October 3, 1999. The "Cumulative 2000 Period" is defined as the three quarters ended October 1, 2000 and the "Cumulative 1999 Period" is defined as the three quarters ended October 3, 1999. Unless otherwise noted, the narrative discussion below is focused on the Company's Operating Properties, which together with unallocated corporate and restructuring expenses are referred to as the "Properties". Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was sold in June 1999, and in management's opinion is not material to the ongoing operations of the Company. Corporate expenses of $0.25 million for each of the three quarters presented are allocated to each of the Operating Properties as an operating expense. The remainder of the unallocated corporate and restructuring expenses is included in Other. See
Note 1 of Statement of Operations Data.

QUARTER ENDED OCTOBER 1, 2000 COMPARISON TO QUARTER ENDED OCTOBER 3, 1999

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 2000 Q3 Period and the 1999 Q3 Period. EBITDA for the Properties was $8.4 million and $6.8 million for the 2000 and 1999 Q3 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased $1.9 million from $7.7 million for the 1999 Q3 Period to $9.6 million for the 2000 Q3 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.


                                               For the Quarters Ended
                                             ---------------------------
STATEMENT OF OPERATIONS DATA                 Oct. 1, 2000   Oct. 3, 1999
                                             ------------   ------------
                                                  (In thousands)
Net Operating Revenues:
    Fitzgeralds Las Vegas                      $12,260        $ 12,393
    Fitzgeralds Tunica                          20,579          18,911
    Fitzgeralds Reno                            11,663          11,297
    Fitzgeralds Black Hawk                       9,943           9,543
    Other                                           54               -
                                               -------        --------
       Total                                   $54,499        $ 52,144
                                               =======        ========

Income (Loss) from Operations:
    Fitzgeralds Las Vegas                      $  (700)       $   (812)
    Fitzgeralds Tunica                           3,028           1,398
    Fitzgeralds Reno                             1,595           1,439
    Fitzgeralds Black Hawk                       1,858           2,289
    Other (1)                                   (1,109)         (1,092)
                                               -------        --------
       Total Properties                          4,672           3,222
    Nevada Club                                    (12)            (12)
                                               -------        --------
       Total                                   $ 4,660        $  3,210
                                               ========       ========

                                            For The Quarters Ended
                                         ----------------------------
OTHER DATA                               Oct. 1, 2000    Oct. 3, 1999
                                         ------------    ------------
                                                (In thousands)
EBITDA (2):
    Fitzgeralds Las Vegas                  $   299       $   123
    Fitzgeralds Tunica                       4,742         2,944
    Fitzgeralds Reno                         2,182         2,043
    Fitzgeralds Black Hawk                   2,319         2,724
    Other (1)                               (1,099)       (1,081)
                                           -------       -------
       Total Properties                      8,443         6,753
    Nevada Club                                (12)          (12)
                                           -------       -------
       Total EBITDA                          8,431         6,741
    Adjustments to EBITDA (3)                1,143           977
                                           -------       -------
       Adjusted EBITDA                     $ 9,574       $ 7,718
                                           =======       =======

-----------------

(1) Other includes corporate expenses not allocated to the Operating Properties for both periods presented, which include restructuring expenses of $1.1 million and $1.0 million for the 2000 and 1999 Q3 Periods, respectively.

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

(3) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; and (ii) exclusion of restructuring expenses for both periods presented.

OPERATING REVENUES

Total revenues for the Operating Properties were $59.6 million and net operating revenues were $54.5 million for the 2000 Q3 Period, representing 4.6% and 4.5% increases, respectively, over total revenues of $57.0 million and net operating revenues of $52.1 million for the 1999 Q3 Period. Such increases were primarily due to the improved performance of Fitzgeralds Tunica, which opened a 411-space covered parking garage in June 2000.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 77.5% and 77.6% of total revenues for the Operating Properties for the 2000 and 1999 Q3 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 85.4% and 84.8% were derived from slot machine revenues for the 2000 and 1999 Q3 Periods, respectively) increased 4.4% to $46.2 million for the 2000 Q3 Period from $44.2 million for the 1999 Q3 Period. Casino revenues increased 9.3%, 5.0% and 1.2% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Reno, respectively. Fitzgeralds Las Vegas casino revenue decreased 1.7%.

Room revenues for the Operating Properties (9.6% and 9.7% of total revenues for the Operating Properties for the 2000 and 1999 Q3 Periods, respectively) increased 3.6% from the 1999 Q3 Period. Fitzgeralds Reno room revenues increased 3.6% due to a combination of a higher average occupancy rate which increased to 96.3% for the 2000 Q3 Period from 95.1% for the 1999 Q3 Period and a higher average daily rate which increased 1.6% for the 2000 Q3 Period. Room revenues increased 1.7% at Fitzgeralds Las Vegas due to a combination of a higher average occupancy rate which increased to 92.9% for the 2000 Q3 Period from 91.8% for the 1999 Q3 Period and a higher average daily rate which increased 9.9% for the 2000 Q3 Period. At Fitzgeralds Tunica, room revenues increased 5.2% due to the combination of a higher average daily rate, which increased 5.7% for the 2000 Q3 Period, offset by a lower average occupancy rate which decreased to 92.7% for the 2000 Q3 Period from 95.0% for the 1999 Q3 Period.

Food and beverage revenues for the Operating Properties (11.0% and 11.1% of total revenues for the Operating Properties for the 2000 and 1999 Q3 Periods, respectively) increased 3.5% for the 2000 Q3 Period. Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Black Hawk experienced revenue increases of 8.9%, 5.0% and 2.8%, respectively, for the 2000 Q3 Period, as a result of increases in casino volume. Food and beverage revenues at Fitzgeralds Las Vegas decreased 2.6%.

Promotional allowances for the Operating Properties increased $0.3 million or 5.5% for the 2000 Q3 Period primarily as a result of increased casino volumes, as well as additional promotional allowances incurred to meet increased levels of competition.

OPERATING COSTS AND EXPENSES

Total operating costs and expenses for the Operating Properties increased 1.8% to $49.8 million for the 2000 Q3 Period from $48.9 million for the 1999 Q3 Period.

Casino expenses for the Operating Properties were $22.6 million for the 2000 Q3 Period, a 10.8% increase from $20.4 million for the 1999 Q3 Period, primarily due to increases in payroll, complimentary and promotional expenses incurred by the casino department. Food and beverage expenses for the Operating Properties decreased 13.6% to $4.0 million for the 2000 Q3 Period from $4.6 million for the 1999 Q3 Period. This decrease is primarily due to the allocation to the casino department of food and beverage costs associated with complimentary food and beverage sales. Room expenses for the Operating Properties remained approximately the same at $3.2 million for the 2000 and 1999 Q3 Periods. Selling, general and administrative expenses for the Operating Properties decreased 5.8% to $15.7 million for the 2000 Q3 Period from $16.7 million for the 1999 Q3 Period, due primarily to decreases in marketing and promotional expenses. Professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring were $1.1 million and $1.0 million, respectively, for the 2000 and 1999 Q3 Periods. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee.

Personnel expenses for the Operating Properties increased 2.3% to approximately $20.7 million for the 2000 Q3 Period from approximately $20.2 million for the 1999 Q3 Period. Although personnel expenses increased at all Operating Properties, Fitzgeralds Black Hawk incurred a 7.9% increase as the result of adjustments in salary levels to attract and retain employees in the highly competitive Black Hawk labor market, which included two additional casino openings in the first quarter of 2000.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased $0.7 million or 10.1% for the 2000 Q3 Period.

Depreciation and amortization expenses for the Operating Properties increased 6.8% to $3.8 million for the 2000 Q3 Period from $3.5 million for the 1999 Q3 Period due to the addition of the parking garages at Fitzgeralds Tunica and Fitzgeralds Reno.

INCOME FROM OPERATIONS

Income from operations for the Operating Properties increased 45.0% to $4.7 million for the 2000 Q3 Period from $3.2 million for the 1999 Q3 Period. This increase is the result of Company-wide growth in revenues combined with a significant reduction in marketing and promotional expense. Income from operations at Fitzgeralds Tunica increased $1.6 million or 116.6% for the 2000 Q3 Period.

NET INTEREST EXPENSE

Interest expense for the Operating Properties (net of interest income), increased 14.7% to $8.3 million for the 2000 Q3 Period from $7.2 million for the 1999 Q3 Period, primarily due to $1.9 million of additional interest expense resulting from the default on the Senior Secured Notes. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an increase in the interest rate of 1.0% to 13.25%, effective June 16, 1999.

NET LOSS

Net loss decreased $0.3 million to $3.7 million in the 2000 Q3 Period compared to $4.0 million in the 1999 Q3 Period.

THREE QUARTERS ENDED OCTOBER 1, 2000 COMPARISON TO THREE QUARTERS ENDED OCTOBER 3, 1999

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 2000 Period and the Cumulative 1999 Period. EBITDA for the Properties was $24.6 million and $22.0 million for the Cumulative 2000 and 1999 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased $2.9 from $23.6 million for the

Cumulative 1999 Period to $26.6 million for the Cumulative 2000 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.


                                                 For the Three Quarters Ended
                                                 ----------------------------
STATEMENT OF OPERATIONS DATA                     Oct. 1, 2000   Oct. 3, 1999
                                                 ------------   ------------
                                                        (In Thousands)
Net Operating Revenues:
    Fitzgeralds Las Vegas                          $ 40,082      $ 39,765
    Fitzgeralds Tunica                               61,319        57,305
    Fitzgeralds Reno                                 32,383        31,559
    Fitzgeralds Black Hawk                           29,149        27,807
    Other                                                54             -
                                                   --------      --------
       Total                                       $162,987      $156,436
                                                   ========      ========

Income (Loss) from Operations:
    Fitzgeralds Las Vegas                          $    300       $  (208)
    Fitzgeralds Tunica                                7,210         5,283
    Fitzgeralds Reno                                  2,960         2,774
    Fitzgeralds Black Hawk                            5,228         5,918
    Other (1)                                        (2,185)       (2,319)
                                                   --------       --------
       Total Properties                              13,513        11,448
    Nevada Club                                         (34)          (46)
    Harolds Club                                          -           (34)
                                                   --------       -------
       Total                                       $ 13,479       $11,368
                                                   ========       =======
OTHER DATA

EBITDA (2):
    Fitzgeralds Las Vegas                          $  3,249       $ 2,551
    Fitzgeralds Tunica                               12,163         9,911
    Fitzgeralds Reno                                  4,758         4,602
    Fitzgeralds Black Hawk                            6,621         7,241
    Other (1)                                        (2,153)       (2,288)
                                                   --------       -------
       Total Properties                              24,638        22,017
    Nevada Club                                         (34)          (46)
    Harolds Club                                          -           (34)
                                                   --------       -------
       Total EBITDA                                  24,604        21,937
    Adjustments to EBITDA (3)                         1,968         1,711
                                                   --------       -------
       Adjusted EBITDA                             $ 26,572       $23,648
                                                   ========       =======

Net Cash Provided by (Used in) (4):
    Operating Activities                           $ 22,527       $18,532
    Investing Activities                            (10,498)         (389)
    Financing Activities                               (646)       (9,073)
Depreciation and Amortization                        11,125        10,568
Capital Expenditures                                 10,417         3,098

Earnings to Fixed Charges (5):                            -             -

------------

(1) Other includes corporate expenses not allocated to the Operating Properties for both periods presented, which include restructuring expenses of $1.9 million and $1.6 million for the Cumulative 2000 and 1999 Periods, respectively.

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

(4) Includes financial results of (i) Nevada Club for both periods presented and (ii) Harolds Club for the Cumulative 1999 Period.

(5) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $11.2 million and $10.0 million for the Cumulative 2000 and 1999 Periods, respectively.


OPERATING REVENUES

Total revenues for the Operating Properties were $178.8 million and net operating revenues were $163.0 million for the Cumulative 2000 Period, representing 4.7% and 4.2% increases, respectively, over total revenues of $170.7 million and net operating revenues of $156.4 million for the Cumulative 1999 Period.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 77.6% and 77.7% of total revenues for the Operating Properties for the Cumulative 2000 and 1999 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 85.0% and 84.1% were derived from slot machine revenues for the Cumulative 2000 and 1999 Periods, respectively) increased 4.6% to $138.8 million for the Cumulative 2000 Period from $132.6 million for the Cumulative 1999 Period. Casino revenues increased 8.8% and 5.2%, respectively, at Fitzgeralds Tunica and Fitzgeralds Black Hawk primarily due to a substantial increase in marketing efforts during the first two quarters of the Cumulative 2000 Period and the opening of a 411-space covered parking garage at Fitzgeralds Tunica in June 2000. Casino revenues increased 0.7% and 0.3%, respectively, at Fitzgeralds Las Vegas and Fitzgeralds Reno.

Room revenues for the Operating Properties (9.4% and 9.7% of total revenues for the Operating Properties for the Cumulative 2000 and 1999 Periods, respectively) increased 1.7% from the Cumulative 1999 Period. Fitzgeralds Reno room revenues increased 3.8% due to a combination of a higher average daily rate, which increased 3.4%, and a higher average occupancy rate, which increased to 91.4% for the Cumulative 2000 Period from 91.0% for the Cumulative 1999 Period. Room revenues decreased 0.9% at Fitzgeralds Las Vegas due to a combination of a lower average occupancy rate, which decreased to 91.9% for the Cumulative 2000 Period from 93.8%
for the Cumulative 1999 Period, and a 1.8% decrease in the average daily rate for the Cumulative 2000 Period. At Fitzgeralds Tunica, room revenues increased 2.9% due to a combination of a higher average occupancy rate, which increased to 94.0% for the Cumulative 2000 Period from 93.7% for the Cumulative 1999 Period, and a higher average daily rate, which increased 2.4% for the Cumulative 2000 Period.

Food and beverage revenues for the Operating Properties (11.1% of total revenues for the Operating Properties for both the Cumulative 2000 and 1999 Periods) increased approximately $1.0 million or 5.1% for the Cumulative 2000 Period. Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Reno experienced revenue increases of 9.7%, 6.6% and 5.9%, respectively, as a result of increases in casino volume, while food and beverage revenues at Fitzgeralds Las Vegas remained the same.

Promotional allowances for the Operating Properties increased $1.5 million or 10.8% for the Cumulative 2000 Period primarily as a result of increased casino volumes, as well as additional promotional allowances incurred to meet increased levels of competition.

OPERATING COSTS AND EXPENSES

Total operating costs and expenses for the Operating Properties increased 3.1% to $149.5 million for the Cumulative 2000 Period from $145.0 million for the Cumulative 1999 Period due primarily to increases in marketing and payroll costs.

Casino expenses for the Operating Properties were $67.1 million for the Cumulative 2000 Period, a 5.7% increase from $63.5 million for the Cumulative 1999 Period, primarily due to increases in payroll and complimentary expenses incurred by the casino department. Food and beverage expenses for the Operating Properties decreased 5.6% to $11.7 million for the Cumulative 2000 Period from $12.4 million for the Cumulative 1999 Period. This decrease is primarily due to the allocation to the casino department of food and beverage costs associated with increases in complimentary food and beverage sales. Room expenses for the Operating Properties decreased 1.7% to $9.5 million for the Cumulative 2000 Period from $9.6 million for the Cumulative 1999 Period. Selling, general and administrative expenses for the Operating Properties increased 2.5% to $48.4 million for the Cumulative 2000 Period from $47.2 million for the Cumulative 1999 Period, due primarily to increases in marketing expenses. Professional fees and expenses incurred in conjunction with the ongoing development and negotiation of the Company's restructuring were $1.9 million and $1.6 million, respectively, for the Cumulative 2000 and 1999 Periods. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee.

Personnel expenses for the Operating Properties increased 2.6% to approximately $62.0 million for the Cumulative 2000 Period from approximately $60.5 million for the Cumulative 1999 Period. Although personnel expenses increased at all Operating Properties, except at Fitzgeralds Reno, Fitzgeralds Black Hawk incurred an 8.7% increase as the result of adjustments in salary levels to attract and retain employees in the highly competitive Black Hawk labor market, which included two additional casino openings in the first quarter of 2000.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, increased $1.5 million or 9.1% for the Cumulative 2000 Period. More intensive marketing efforts at Fitzgeralds Black Hawk and Fitzgeralds Tunica were undertaken in the first two quarters of 2000 in response to increasing competitive pressures in these markets.

Depreciation and amortization expenses for the Operating Properties increased 5.3% to $11.1 million for the Cumulative 2000 Period from $10.6 million for the Cumulative 1999 Period due to the addition of the parking garages at Fitzgeralds Tunica and Fitzgeralds Reno.

INCOME FROM OPERATIONS

Income from operations for the Operating Properties increased 18.4% to $13.5 million for the Cumulative 2000 Period from $11.4 million for the Cumulative 1999 Period.

NET INTEREST EXPENSE

Interest expense for the Operating Properties (net of interest income), increased 15.4% to $24.6 million for the Cumulative 2000 Period from $21.3 million for the Cumulative 1999 Period, primarily due to $4.8 million of additional interest expense resulting from the default on the Senior Secured Notes. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an increase in the interest rate of 1.0% to 13.25%, effective June 16, 1999.

NET LOSS

Net loss increased $1.2 million to $11.1 million in the Cumulative 2000 Period compared to $9.9 million in the Cumulative 1999 Period due to the $4.8 million increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At October 1, 2000, the Company had unrestricted cash of $33.5 million compared to $22.1 million at December 31, 1999 and October 3, 1999, respectively. The Company's primary sources of liquidity and cash flows during the Cumulative 2000 Period were operations of $22.5 million. Net cash used in investing activities was $10.5 million and $0.4 million for the Cumulative 2000 and 1999 Periods, respectively. Cash used in the Cumulative 2000 Period included $5.5 million for the parking garage expansion at Fitzgeralds Tunica, $0.75 million for acquisition of the parking garage at Fitzgeralds Reno, $0.75 million for acquisition of property adjacent to Fitzgeralds Black Hawk and approximately $3.0 million for maintenance capital expenditures at the Operating Properties. Net cash used in financing activities was $0.6 million and $9.1 million for the Cumulative 2000 and 1999 Periods, respectively.

The Company's principal sources of capital will consist of cash from operations, the Credit Facility, to the extent the lender permits the Company to utilize the Credit Facility while it is in default on its Senior Secured Notes, and vendor or third party financing of gaming and other equipment. As of October 29, 2000, the Credit Facility provided for up to $10.0 million for general corporate purposes. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, its relatively high degree of leverage had prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors did not see any way to resolve this problem without restructuring the Company's indebtedness. On May 13, 1999, the Company's Board of Directors determined that, pending a restructuring of its indebtedness, it would not be in the best interest of the Company to make the regularly scheduled interest payments on its Senior Secured Notes. The Company has not made the regularly scheduled interest payments of $12.5 million due and payable on June 15, 1999, December 15, 1999 and June 15, 2000. Under the Note Indenture pursuant to which the Senior Secured Notes were issued, an Event of Default occurred on July 15, 1999, and is continuing as of the date hereof. Failure to make the regularly scheduled interest payment on June 15, 1999 resulted in an interest rate increase of 1.0% to 13.25%, effective June 16, 1999. An additional $7.0 million of interest incurred since June 16, 1999 from the default on the Senior Secured Notes has also not been paid. No action has been taken by either the Indenture Trustee or holders of at least 25% of the Senior Secured Notes to accelerate the indebtedness evidenced by the Senior Secured Notes and declare the unpaid principal and interest to be due and payable. In the event that action is taken to accelerate the indebtedness, the Company would not have the resources available to repay such indebtedness. The Company has initiated and is continuing discussions with representatives of the Committee concerning a restructuring of the Company's indebtedness and reorganization of the Company that may include the sale of some or all of the Company's properties. There are substantial risks associated with any restructuring of the Company's indebtedness due to the virtual certainty of the necessity for a proceeding under federal bankruptcy law and for regulatory proceedings under the gaming laws of Nevada, Mississippi and Colorado to effectively consummate any such restructuring. Bankruptcy court approval may well require the consent of claimants and other constituencies in addition to the holders of the Senior Secured Notes and obtaining such consents may be difficult, if not impossible, and time-consuming. The requirements for approval by the various gaming regulatory authorities may also be time-consuming and licensure or other gaming regulatory approval of individual security holders or others that may be required depending on the nature of any plan that is ultimately approved, may be difficult, if not impossible, to obtain.

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

EBITDA AND ADJUSTED EBITDA

The Company's EBITDA was $24.6 million for the Cumulative 2000 Period and $22.0 million for the Cumulative 1999 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $26.6 million for the Cumulative 2000 Period and $23.6 million for the Cumulative 1999 Period. Adjusted EBITDA is determined based on the adjustments described in Note 3 to Statement of Operations Data. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $11.2 million and $10.0 million for the Cumulative 2000 and 1999 Periods, respectively.

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

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of the Company's fixed debt obligations has decreased to approximately $108.9 million at October 1, 2000 compared to $113.0 million at December 31, 1999. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

The City filed an answer to the Company's lawsuit on January 19, 1999. Subsequent thereto, George Karadanis and Robert Maloff d/b/a Sundowner Hotel and Casino (the "Sundowner") were permitted by court order to file a Complaint in Intervention. Notwithstanding said intervention, on December 22, 1999, the court granted the City's Motion for Summary Judgment against the Sundowner which motion was joined in by the Company. The City and the Company have had settlement discussions; however, there has been no agreement as to a mutually acceptable resolution. The Company and the City filed post-hearing briefs on September 15, 2000. It is anticipated that a decision on the merits of the Company's claims will be made in November 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

(a) As previously reported in its Report on Form 8-K filed July 22, 1999, and elsewhere in this Form 10-Q, the Company is in default on its $205.0 million Senior Secured Notes. That default resulted in a cross default under the Company's Credit Facility. See Note 2 of Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-Q. As of June 15, 2000, the last regularly scheduled payment date, the total amount in arrears on the Senior Secured Notes was $42.8 million.

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

Dated:  November 13, 2000


                                          FITZGERALDS GAMING CORPORATION



                                          /s/ Michael E. McPherson
                                          ---------------------------------
                                          Michael E. McPherson
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer, Principal
                                          Financial Officer and Principal
                                          Accounting Officer)