Form 10-K
period 2000-12-31
FITZGERALDS GAMING CORP
filed 2001-03-28
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from _______ to _______

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2001, the number of outstanding shares of the Registrant's Common Stock was 5,508,082. As of March 15, 2001, approximately 1,395,048 shares of the Registrant's Common Stock were held by non-affiliates of the Registrant. The Registrant's Common Stock is not listed or traded on any exchange. For purposes of determining the number of shares held by non-affiliates, all directors, officers, employees and five percent or greater owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                       Exhibit Index located on Page E-1

                         FITZGERALDS GAMING CORPORATION
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

ITEM                                                                                   PAGE
----                                                                                   ----
PART I ...............................................................................   1

   ITEM 1.  BUSINESS .................................................................   1
     General .........................................................................   1
     Bankruptcy ......................................................................   1
     Restructuring Agreement .........................................................   2
     Purchase Agreement ..............................................................   3
     Operating Strategy ..............................................................   3
     Operating Properties ............................................................   4
     Other Operations ................................................................   7
     Competition .....................................................................   7
     Employees .......................................................................  10
     Trade Names, Trademarks and Service Marks .......................................  10
     Governmental Regulation .........................................................  10
   ITEM 2.  PROPERTIES ...............................................................  22
   ITEM 3.  LEGAL PROCEEDINGS ........................................................  22
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................  23

PART II ..............................................................................  24

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ....  24
   ITEM 6.  SELECTED FINANCIAL DATA ..................................................  25
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS ...............................................................  27
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............  36
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............................  36
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE ...............................................................  37

PART III .............................................................................  38

   ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF REGISTRANT ....  38
   ITEM 11. EXECUTIVE COMPENSATION ...................................................  42
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...........  46
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................  47

PART IV ..............................................................................  48

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..........  48

SIGNATURES ...........................................................................  49

POWER OF ATTORNEY ....................................................................  50

                                     PART I

ITEM 1. BUSINESS

GENERAL

Fitzgeralds Gaming Corporation (the "Company") is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, located in downtown Las Vegas, Nevada ("Fitzgeralds Las Vegas"), Reno, Nevada ("Fitzgeralds Reno"), Tunica, Mississippi ("Fitzgeralds Tunica"), and Black Hawk, Colorado ("Fitzgeralds Black Hawk"). The Company markets its properties primarily to middle-market customers, emphasizing its Fitzgeralds brand and its "Fitzgeralds Irish Luck" theme. As of December 31, 2000, the Company operated a total of 3,772 slot machines, 88 table games and approximately 1,500 hotel rooms.

The Company currently conducts substantially all of its business through wholly owned subsidiaries: Fitzgeralds Reno, Inc. ("FRI"); Fitzgeralds South, Inc. ("FSI"); and Fitzgeralds Incorporated ("FI"). FRI directly owns and operates Fitzgeralds Reno; FSI owns and operates Fitzgeralds Las Vegas ("FLVI") and Fitzgeralds Tunica ("FMI") through wholly owned subsidiaries; and FI owns and operates Fitzgeralds Black Hawk through wholly-owned subsidiaries, including 101 Main Street Limited Liability Company ("101 Main").

Unless the context otherwise requires, the "Company" refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive office of the Company is located at 301 Fremont Street, Las Vegas, Nevada 89101; telephone (702) 388-2400; facsimile (702) 382-5562.

BANKRUPTCY

On December 5, 2000, the Company commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the "Restructuring Agreement") with the holders (the "Consenting Noteholders") of a majority in interest of the Company's 12.25% Senior Secured Notes (the "Notes") issued under an indenture dated December 30, 1997 (the "Indenture"). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company's operating assets and properties as going concerns.

As part of the restructuring contemplated in the Restructuring Agreement, the Company, as debtor in possession, sought Bankruptcy Court approval to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of its assets including Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica; and (ii) assume and assign pursuant to
Section 365 of the Bankruptcy Code contracts used in its operations in Las Vegas, Nevada, Black Hawk, Colorado and Tunica, Mississippi to an affiliate of The Majestic Star Casino, LLC, an Indiana limited liability company ("Majestic"), pursuant to a Purchase and Sale Agreement, dated as of November 22, 2000, as amended on December 4, 2000 (the "Purchase Agreement"). On March 19, 2001, the Bankruptcy Court approved the Purchase Agreement with Majestic.

RESTRUCTURING AGREEMENT

The Restructuring Agreement provides a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the "Indenture Trustee") to be applied to unpaid and accrued Indenture Trustee's fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. In accordance with the Restructuring Agreement and as approved by the Bankruptcy Court, the Company has been authorized and directed to make additional Excess Cash distributions ("Post-petition Distributions") during the Bankruptcy Cases. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agree to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

The parties to the Restructuring Agreement have each concluded that the fair market value of the Company's real and personal property given as collateral for the Notes is less than the total outstanding principal and interest due under the Notes, and that the fair market value of the real and personal property not securing the Notes is less than the amount of the unsecured deficiency claim of the holders of the Notes. As a result, it is not expected that any distribution will be made to holders of the existing capital stock of the Company. The Restructuring Agreement requires that as part of the liquidation process, all of the existing common stock and preferred stock of the Company is to be canceled and extinguished without payment therefor.

Under the terms of the Restructuring Agreement, the Company is required to seek buyers for each of its operating businesses. In order to effectuate this liquidation, the Company commenced the Bankruptcy Cases and has received approval from the Bankruptcy Court to sell its operating businesses through negotiated sales agreements either by way of motion to sell free and clear of liens under Section 363 of the Bankruptcy Code, or under one or more plans of reorganization. In accordance with the Restructuring Agreement, the Bankruptcy Court has authorized an auction tentatively scheduled for June 2001 in the Bankruptcy Court with respect to those assets not sold pursuant to negotiated sales agreements such as the Purchase Agreement.

Under the terms of the Restructuring Agreement, upon the closing of each sale of the Company's assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, must be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Company's assets remaining after such sales, including any notes received as part of the consideration for the sales of the Company's assets and payment of remaining liabilities of the Company, will be transferred to a liquidating trust created for the benefit of the holders of the Notes and others under the terms of the Restructuring Agreement.

In light of the regulatory approvals needed to accomplish the liquidations, and recognizing the need to retain senior management in order to insure continuity and compliance with all gaming regulations and licensing requirements in the Company's operations during the process, the Restructuring Agreement requires implementation of a senior management incentive and retention program. After obtaining Bankruptcy Court approval in December 2000, this program was adopted by the Company in order to retain Philip D. Griffith, Michael E. McPherson, Max
L. Page and Paul H. Manske, each an officer, director and/or senior executive of the Company, as key executives and to compensate them for their continued employment with the Company during the process.

For further information concerning the Restructuring Agreement, please refer to our Current Report on Form 8-K dated, December 5, 2000, as filed with the Securities and Exchange Commission.

PURCHASE AGREEMENT

Pursuant to the Purchase Agreement, the Company has agreed to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of the Company's assets including Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, and Fitzgeralds Tunica, as well as the Company's interest in The Fremont Street Experience Limited Liability Company (collectively, the "Assets") to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets. Majestic has deposited in escrow $2.0 million of the cash portion of the purchase price as an earnest money deposit. The Purchase Agreement contains customary representations, warranties, conditions and covenants, and provides for a dollar-for-dollar purchase price adjustment based on changes in each of the target properties working capital and long-term debt, excluding debt related to the Notes, at closing, and adjustment if the Company's earnings before interest, income taxes, depreciation and amortization for the 12-month period prior to closing vary by 5% or more from a target earnings amount for such period and adjustments as may apply in the event that the Company fails to obtain certain consents. The closing is contingent upon, among other things, Majestic obtaining financing of up to $137.0 million and approval of gaming authorities in Colorado, Mississippi and Nevada.

For further information concerning the Purchase Agreement, please refer to our Current Report on Form 8-K, dated December 5, 2000, as filed with the Securities and Exchange Commission.

OPERATING STRATEGY

Although it continues to operate its business as debtor in possession, because of the pendency of the Bankruptcy Cases, substantially all of the Company's activities are subject to the supervision of the Bankruptcy Court. The Company cannot assure that the Bankruptcy Court will continue to permit it to operate, or that the Company will deem it to be appropriate to continue to operate, in the manner described below.

Pending consummation of the transactions contemplated by the Restructuring Agreement and the Purchase Agreement, the Company's operating strategy is to increase profitability by utilizing its national gaming brand and fully integrated player tracking system (the "Fitzgeralds Card") to further penetrate the middle-market customer base and to capitalize on the competitive strengths of its four Fitzgeralds-brand properties. The Company's operating strategy is characterized by several principal elements including:

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

Emphasis on Slot Play

The Company emphasizes slot machine play, which it believes to be the fastest growing and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological development that is resulting in the replacement of older devices with advanced interactive electronic games and bill acceptors. These newer games offer greater variety, higher pay outs and longer periods of play for the casino entertainment dollar relative to simple older devices. Subject to the availability of financing, as to which there can be no assurance, the Company intends to continue investing in state-of-the-art machines and related equipment and systems, such as bill acceptors and player tracking, and continue replacing older models with the most current product offerings in an effort to maximize revenue.

OPERATING PROPERTIES

The Company currently owns and operates two Nevada properties (Fitzgeralds Las Vegas and Fitzgeralds Reno), one Mississippi property (Fitzgeralds Tunica) and one Colorado property (Fitzgeralds Black Hawk) hereinafter referred to collectively as (the "Operating Properties").

Fitzgeralds Las Vegas

Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third and Fourth Streets at the Fremont Street Experience in downtown Las Vegas. The property is accessible via Interstate 15 and US 95 and markets to Las Vegas tourists, numbering approximately 35.8 million in 2000 and, to a lesser extent, to the approximately 1.4 million residents of the Las Vegas valley. The 34-story building underwent a refurbishment of the hotel and remodeling expansion of the casino, which was substantially completed in December 1996 at a cost of approximately $19.4 million. At December 31, 2000, the facility contained a 638-room hotel (including 14 suites) and a casino offering 976 slot machines, 23 table games, a 42-seat keno lounge and a sports book (operated by a third party). Fitzgeralds Las Vegas amenities include four restaurants, three bars, an ice cream parlor, a special events center, a gift shop and an entertainment area. Fitzgeralds Las Vegas includes a 335-space parking structure and an adjacent surface parking area with an additional 38 spaces.

The Company has a 13-year franchise license agreement with Holiday Inns Franchising, Inc. ("Holiday Inns"), to operate the Fitzgeralds Las Vegas hotel as a Holiday Inn commencing in July 1996. Subject to the terms and conditions of the agreement, the Fitzgeralds Las Vegas hotel has been included in the Holiday Inn Worldwide Reservation System and has use of Holiday Inn copyrights, trademarks and similar proprietary rights used by other Holiday Inn licensees. The Company is the exclusive licensee of Holiday Inn-branded hotels within the defined territory encompassing downtown Las Vegas. The Company pays a monthly royalty based on a percentage of Fitzgeralds Las Vegas revenues from room rentals after deduction of sales and room taxes and a portion of complimentary rooms. The Company also pays marketing, reservation and similar fees based on such revenues or the number of rooms.

Although the ability of the Company to assume and assign the franchise agreement pursuant to the Bankruptcy Code is questionable, Majestic has initiated discussions with Holiday Inns concerning entering into a new franchise agreement to replace the existing franchise agreement. In the event the franchise agreement is not assumable and assignable, a replacement franchise agreement with Holiday Inns is not executed, and assuming the Majestic Purchase Agreement is consummated, the Company would be subject to an unsecured claim in the Bankruptcy Cases based upon the liquidated damages provision of the franchise agreement which provides for a lump sum payment equal to the last 36 months of fees paid pursuant to the franchise agreement, (approximately $1.6 million as of the date hereof). While the Company would contest the allowance of such a claim by the Bankruptcy Court, the Company cannot determine at this time the ultimate resolution of such a claim.

In December 1999, the Company entered into a Chilled Water Service Agreement with e.three Custom Energy Solutions, LLC ("E-Three"). E-Three constructed a facility on land leased from Fitzgeralds Las Vegas for producing and distributing chilled water to various customers in downtown Las Vegas. The agreement became effective upon completion of the facility in October of 2000. A motion is pending before the Bankruptcy Court to assume and assign the agreement.

Las Vegas continues to grow rapidly and is one of the world's largest tourist destinations. In order to more fully participate in that growth, eight downtown gaming companies, including the Company, opened the Fremont Street Experience in November 1995 to revitalize the central core of the downtown Las Vegas gaming district. The Fremont Street Experience converted five blocks of Fremont Street into a "must see" attraction that restores and enhances the intimacy and visual excitement of downtown Las Vegas. The Fremont Street Experience includes a pedestrian mall, shops, restaurants and entertainment beneath an approximately 1,500-foot long, 90-foot high Space Frame, which incorporates approximately 2.1 million lights to offer a number of "Sky Parade Light Shows," as well as a number of special events and festivals. In addition, there have been extensive sidewalk and street improvements, and the construction of an approximately 1,400-space parking structure which includes the 240 seat Race Rock restaurant. In 1999, construction was started on a retail shopping facility located on an adjacent lot; however, one of the major tenants has filed for bankruptcy and construction was suspended until December 2000 and is currently not scheduled for completion until February 2002. With its appeal to adults, together with its location on Fremont Street, the Fremont Street Experience is distinguishable from other Las Vegas attractions and draws both locals and tourists who might not otherwise visit the downtown area.

Fitzgeralds Tunica

Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica is designed as an Irish castle and is the focal point of a heavily wooded, 121-acre Company-owned site situated by the Mississippi River. The Fitzgeralds Tunica casino opened in June 1994 at a cost of approximately $46.0 million. The facility was expanded to include a hotel and related amenities. These improvements were substantially completed in October 1996 at a cost of approximately $34.0 million. At December 31, 2000, the facility included a 507-room hotel, a special events center, an indoor swimming pool and a casino offering 1,336 slot machines and 34 table games, two bars, four restaurants and a gift shop. In June 2000, the Company finished construction on a 411-space covered parking garage and 170 spaces of surface parking at a cost of $5.6 million.

The Company has developed Fitzgeralds Tunica into a full-service entertainment destination and has been able to increase and diversify its customer base by attracting, in addition to its local customers, independent travelers, tour-and-travel customers and guests for special events and conventions.

Fitzgeralds Reno

Fitzgeralds Reno is located in downtown Reno on the corner of Virginia Street and Commercial Row next to the landmark Reno Arch. At December 31, 2000, the facility consisted of a 16-story, 351-room hotel and a casino offering 865 slot machines, 25 table games, a 110-seat keno lounge and a sports book (operated by a third party). Amenities include three restaurants, four bars, an entertainment lounge and a gift shop. Historically, Fitzgeralds Reno leased parking spaces in an adjacent 834-space parking garage on an annual basis with no certainty that the lease would be renewed from year to year. Since available parking in downtown Reno is limited, losing access to these spaces would substantially impair the performance of Fitzgeralds Reno unless an alternative site became available. Therefore, on February 1, 2000, Fitzgeralds Reno acquired ownership of the garage for $3.0 million as well as an assignment of the underlying ground lease on which the garage is located. The original term of the ground lease expires on February 28, 2013, and may be extended for one additional period of ten years.

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

Fitzgeralds Black Hawk

Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado, next to the Gilpin Casino and across the street from Bullwhackers. Fitzgeralds Black Hawk consists of a two-story building, the interior of which features high ceilings and other architectural details which sets it apart visually from many other Black Hawk casinos. At December 31, 2000, the casino offered 595 slot machines, 6 table games, a restaurant, and a bar. The second floor is mostly unfinished and is being partially used for offices and storage. Fitzgeralds Black Hawk also has a 400-space, all valet parking garage, adjacent to the casino.

In August 2000, Fitzgeralds Black Hawk acquired an adjoining parcel of land as part of its planned expansion. The Company has obtained some, but not all of the permits necessary to undertake its proposed expansion. The Company is reviewing its development plans with Majestic to determine if any other action will be taken concerning the expansion project prior to the close of the anticipated sale with Majestic.

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

Certain Hotel Operating Information

The following table on Fitzgeralds hotel operations is provided as additional supplemental information:


                                        NUMBER                                  AVERAGE       AVERAGE       REVENUE/
                YEAR         DATE        OF       RENOVATION     RENOVATION    OCCUPANCY       ROOM        AVAILABLE
   HOTEL       BUILT       ACQUIRED     ROOMS      YEAR(S)         AMOUNT        RATE          RATE          ROOMS
------------   -----      ---------     ------    ----------     ----------    ---------    ---------      ---------
Las Vegas       1979      Nov. 1987      638      1996-2000      $4,146,200      92.1%      $   39.08      $   35.98
Tunica          1996            N/A      507      2000-2001      $  250,000      92.5%      $   47.85      $   44.26
Reno            1978      Dec. 1986      351      1998-2000      $1,152,500      88.9%      $   48.28      $   43.38


COMPETITION

There is intense competition among companies in the gaming industry, many of which have greater name recognition and financial and marketing resources than the Company. In addition to the regional competitors described below, the Company competes with gaming facilities nationwide, including land-based casinos in Nevada and Atlantic City, not only for customers but also for employees and potential future gaming sites. The Company also competes, to some extent, with other forms of gaming on both a local and a national level, including state-sponsored lotteries, on and off-track wagering and card parlors. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States has affected competitive conditions faced by the Company and will continue to do so in the future. As of the date hereof, the filing of the Bankruptcy Cases has not had a material adverse impact on the Company's operations; however there can be no assurance that the Company will not incur a material adverse impact in the future.

Nevada Operations

Fitzgeralds Las Vegas competes primarily with other downtown casino properties, casino properties located near the Nevada/California state line and certain facilities located on the Las Vegas Strip. The Company also believes that it competes, to a lesser extent, with the local neighborhood casinos and casino-hotels on the Boulder Strip and in the Laughlin market.

The Las Vegas market is highly competitive. The Company has experienced competition from new and existing Las Vegas casino-hotels which have sought to attract some of the same "middle-market" players, and tour and travel visitors targeted by Fitzgeralds Las Vegas. The Company anticipates continuing increased competition for these customers. Moreover, on the Las Vegas Strip, Bellagio with 3,000 rooms opened in 1998; Mandalay Bay, Venetian and Paris with approximately 9,200 rooms all opened in 1999; and the Aladdin resort with approximately 2,600 rooms opened in August of 2000. Two other properties located off the Las Vegas Strip, the Las Vegas Regent and Lake Las Vegas, also opened in 1999. In addition, casinos catering to local residents also compete for business from the Company's targeted segment including the Suncoast casino which opened in September 2000. These new properties, as well as any other major additions, expansions or enhancements to existing properties by the Company's competitors, could have a material adverse effect on the Company's business.

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

On March 7, 2000, California voters approved Proposition 1A. The maximum number of slots permitted for any one tribe is 2,000, with an estimated 40,000 projected statewide. Three years after any Compact is approved, the tribe may renegotiate to request an increase in the number of its slot machines. Tribes will immediately have the right to operate "any banking or percentage card game"; however, although craps and roulette are not available as of the date hereof they may become available later this year or thereafter. The legal gambling age will be 18, while the drinking age will remain at 21. Players may not sue a tribe if there is a dispute over a bet; however, tribes did agree to waive their sovereignty concerning unions and allow workers to unionize. Tribes are not required to waive their immunity from suits for patron injuries, although they will be required to carry at least $5.0 million in public liability insurance for patron claims.

The Company's ability to maintain its competitive position in Las Vegas and Reno will require the expenditure of sufficient funds for such items as updating slot machines to reflect changing technology, periodic refurbishing of rooms and public service areas, and replacing obsolete equipment on an ongoing basis. Because the Company is subject to the supervision of the Bankruptcy Court, is highly leveraged, lacks financial flexibility by virtue of the constraints of the Restructuring Agreement, the Bankruptcy Code and the obligation to make Post-petition Distributions, is in default on its Notes and may not generate sufficient funds internally, there can be no assurance that the Company will generate sufficient funds internally or obtain sufficient additional financing to fund such expenditures or that any such arrangement would be approved by the Bankruptcy Court.

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

To maintain and enhance its competitive position, it will be necessary to incur capital expenditures at Fitzgeralds Tunica from time to time to add to the appeal of the property. Because the Company is subject to the supervision of the Bankruptcy Court, is highly leveraged, lacks financial flexibility by virtue of the constraints of the Restructuring Agreement, the Bankruptcy Code and the obligation to make Post-petition Distributions, is in default on its Notes and may not generate sufficient funds internally, there can be no assurance that the Company will be able to fund any such expenditures or that any such arrangement would be approved by the Bankruptcy Court.

Colorado Operations

Competition has intensified in Black Hawk with the opening of the Lodge and the Isle of Capri in 1998 and the Riviera and the Mardi Gras in the first quarter of 2000. In addition, construction has commenced on a casino developed by Windsor Woodmont Black Hawk Resort Corporation and Hyatt Gaming which is expected to open in December 2001. All of these properties are larger than Fitzgeralds Black Hawk, are operated by companies with greater resources and are located at the eastern end (closest to Denver) of Black Hawk at the first major intersection off State Highway 119, which may give them a competitive advantage over Fitzgeralds Black Hawk since they have the initial opportunity to capture visitors to Black Hawk and Central City from the Denver metropolitan area. The increased competition may have a material adverse effect on Fitzgeralds Black Hawk operations and may continue to do so; moreover, the concentration of these properties on the south end of the street has shifted the center of gaming activity away from Fitzgeralds Black Hawk, which is located at the north end of the street. Moreover, there is a fundamental issue concerning the size of the Black Hawk market and the ability to expand the market because of its mountain location and the availability of adequate roads and other infrastructure. Although initiatives to expand gaming venues in Colorado have thus far been unsuccessful, initiatives, legislation or regulations could be introduced in the future. The enactment of any new initiative, legislation or regulation legalizing gaming elsewhere in Colorado could and, if such legalized gaming was closer to Denver, would have a material adverse effect on Fitzgeralds Black Hawk.

The Company will be required to make substantial capital expenditures to increase the attractiveness of the Fitzgeralds Black Hawk property in the face of increasing competition. See Operating Properties -- Fitzgeralds Black Hawk. Because the Company is subject to the supervision of the Bankruptcy Court and is highly leveraged, and lacks financial flexibility by virtue of the constraints of the Restructuring Agreement, the Bankruptcy Code and Post-petition Distributions, and is in default on its senior secured debt and may not generate sufficient funds internally, there can be no assurance that the Company will be able to fund any such expenditures or that any such arrangement would be approved by the Bankruptcy Court.

EMPLOYEES

As of December 31, 2000, the Company employed approximately 3,234 people. Fitzgeralds Las Vegas employed approximately 932 people, approximately 404 of whom are represented by the Culinary Workers Union, Local No. 226 and the Bartenders Union, Local No. 165, under a five-year contract expiring on May 31, 2002. In addition, five employees are represented by the United Brotherhood of Carpenters and Joiners of America, Southern California-Nevada Regional Council of Carpenters and Its Affiliated Local No. 1780, under a three-year contract expiring on July 31, 2001. Fitzgeralds Tunica, Fitzgeralds Reno and Fitzgeralds Black Hawk employed approximately 1,152, 765 and 355 people, respectively, none of whom are represented by a union. In addition, the Company also employed 30 people in its corporate offices.

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

The Company's direct and indirect subsidiaries that conduct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and has been found suitable to own the stock of FSI and FRI. FSI is registered as an intermediary company (an "Intermediary Company") and has been found suitable to own the stock of FLVI, which has been licensed as a manufacturer and distributor of gaming devices and to conduct nonrestricted gaming operations at Fitzgeralds Las Vegas. FRI has been licensed as a manufacturer and distributor of gaming devices and to conduct nonrestricted gaming operations at Fitzgeralds Reno. FLVI and FRI are each a corporate gaming licensee (a "Corporate Licensee" or individually a "Nevada Gaming Subsidiary" and collectively the "Nevada Gaming Subsidiaries") under the terms of the Nevada Act. No person may become a stockholder of, or receive any percentage of profits from, an Intermediary Company or a Nevada Gaming Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, FSI and the Nevada Gaming Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada. The following statutory and regulatory requirements are currently applicable to the Company, FSI and the Nevada Gaming Subsidiaries, including requirements applicable to the Company as a Registered Corporation, and will be applicable to Majestic in consummating the Purchase Agreement or to any other purchaser of the Nevada Gaming Subsidiaries or operating assets of the Nevada Gaming Subsidiaries.

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

The following statutory and regulatory requirements are currently applicable to the Company, FSI and FMI, including requirements applicable to the Company as a Registered Corporation and will be applicable to Majestic in consummating the Purchase Agreement or to any other purchaser of FMI or the operating assets of FMI.

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

The following statutory and regulatory requirements are currently applicable to the Company, FI, and its Colorado Gaming subsidiaries, including requirements applicable to the Company as a Registered Corporation and will be applicable to Majestic in consummating the Purchase Agreement or to any other purchaser of 101 Main or the operating assets of 101 Main.

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

        On November 30, 1998, the Company filed a lawsuit against the City of Reno to challenge the method by which the special assessment to be levied against the Company was determined. Based on preliminary plans prepared by the City of Reno, Fitzgeralds Reno would expect to lose several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and be required to relocate the hotel entrance currently on Commercial Row. The City of Reno also subsequently indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway. Implementation of the ReTRAC Project under these circumstances would cause the Company to suffer significant and permanent loss in business revenue and income; certain operating efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass.

        The City of Reno filed an answer to the Company's lawsuit on January 19, 1999. Subsequent thereto, George Karadanis and Robert Maloff d/b/a Sundowner Hotel and Casino (the "Sundowner") were permitted by court order to file a Complaint in Intervention. Notwithstanding that intervention, on December 22, 1999, the court granted the City of Reno's Motion for Summary Judgment against the Sundowner which motion was joined in by the Company.

        After hearing oral arguments and considering the parties' briefs, the Court concluded that there was insufficient evidence before the Reno City Council to support a finding that the ReTRAC Project confers a special benefit on Fitzgeralds Reno as is required by statute before a special assessment may be imposed. The Court remanded the matter to the Reno City Council and directed the council to conduct a new hearing to consider evidence as to whether Fitzgeralds Reno would receive a special benefit from the proposed project.

        On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which has previously been estimated to be $218 million. It is anticipated that the construction cost analysis will be completed in April 2002.

        The Company cannot predict what action the City of Reno will take or whether or when the City of Reno will negotiate mitigation measures or whether such measures could or would fully compensate the Company for the fair market value of its property taken in connection with the ReTRAC Project and anticipated operating losses.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not listed or traded on any exchange. As of March 19, 2001, the Company had 42 shareholders of record.

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

The Company has not paid any cash dividends on its Common Stock and because of the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement the Company does not anticipate paying cash dividends (including those with respect to its Preferred Stock). For the same reasons the payment of dividends is no longer within the discretion of the Company's Board of Directors.

The Restructuring Agreement requires that as part of the liquidation process, all of the existing common stock and preferred stock of the Company is to be canceled and extinguished without any payment. Therefore, it is not expected that any distribution will be made to holders of the existing capital stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                         FITZGERALDS GAMING CORPORATION


                                                                           DECEMBER 31,
                                           -------------------------------------------------------------------------
                                              2000           1999             1998            1997            1996
                                           ---------       ---------       ---------       ---------       ---------
                                                          (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
       Net Operating Revenues              $ 213,398       $ 202,398       $ 207,125       $ 179,702       $ 140,530
       Income from Operations(1)              14,481          11,399          21,680          13,622           3,871
       Interest Expense, Net                  30,803          29,168          26,646          25,033          18,187
       Net Loss                              (16,386)        (17,954)         (8,667)        (31,542)        (13,494)
       Net loss per common share:
          Before extraordinary item        $   (4.14)      $   (5.35)      $   (3.35)      $   (4.09)      $   (4.26)
          Net Loss                         $   (4.14)      $   (5.35)      $   (3.35)      $   (4.80)      $   (4.26)
OTHER DATA:
    EBITDA:(2)
       Fitzgeralds Las Vegas(3)            $   3,692       $   2,594       $   2,682       $   2,651       $   1,656
       Fitzgeralds Tunica                     15,253          11,553           8,051          11,744           3,790
       Fitzgeralds Reno                        4,947           4,588           4,805           5,462           4,596
       Fitzgeralds Black Hawk                  8,138           9,303          10,863           4,842              --
       Other(4)                               (3,521)         (2,281)          9,622           4,111           2,874
                                           ---------       ---------       ---------       ---------       ---------
          Total Properties                    28,509          25,757          36,023          28,810          12,916
       Nevada Club                               (50)            (90)           (561)         (1,282)           (148)
       Harolds Club                               --             (64)           (111)         (1,853)             --
                                           ---------       ---------       ---------       ---------       ---------
          Total EBITDA                        28,459          25,603          35,351          25,675          12,768
       Adjustments to EBITDA(5)                3,401           2,325          (5,328)          4,924             742
                                           ---------       ---------       ---------       ---------       ---------
          Adjusted EBITDA                  $  31,860       $  27,928       $  30,023       $  30,599       $  13,510
                                           =========       =========       =========       =========       =========

    EARNINGS TO FIXED CHARGES:(6)                 --              --              --              --              --

    NET CASH PROVIDED BY (USED IN):
       Operating activities                $  10,564       $  21,089       $  12,189       $   1,287       $     759
       Investing activities                  (13,647)         (1,961)         (5,451)        (24,657)         (6,368)
       Financing activities                     (739)        (10,051)         (8,509)         24,830            (885)
    DEPRECIATION AND AMORTIZATION             13,978          14,203          13,671          12,054           8,897
    CAPITAL EXPENDITURES                      13,508           6,184           9,352           3,944          57,026

BALANCE SHEET DATA:
    Cash                                   $   8,181       $  22,116       $  13,039       $  14,810       $  13,349
    Total Assets                             188,048         206,796         209,197         215,695         191,179
    Net Assets held for Sale                 170,388              --              --              --              --
    Short-Term Debt                              110         203,840           4,940           7,591          27,750
    Long-Term Debt                             2,407             598         208,204         206,191         127,882
    Liabilities subject to compromise        242,870              --              --              --              --
    Preferred stock, net of offering
       costs and discounts                    36,406          29,963          24,401          19,631          15,489
    Stockholders' Deficiency                 (97,605)        (74,496)        (51,300)        (37,863)         (2,043)

-------------
(1) Excludes write-off by Fitzgeralds Reno of $3.2 million inter-company debt from Nevada Club in 1999. The Company recorded allowances of $0.2 million and $2.2 million in 1998 and 1997, respectively, against the book value of Nevada Club assets held for sale to write such assets down to estimated net realizable value, and recorded expenses of $0.1 million and $1.9 million in 1998 and 1997, respectively, for the anticipated net settlement obligation relating to certain land lease payments and property-related costs arising out of the Company's purchase and subsequent sale of Harolds Club in 1995. The Company acquired the remaining 78% interest in Fitzgeralds Black Hawk in August 1997.

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

(3) Fitzgeralds Las Vegas invested $0.9 million, $0.9 million, $0.8 million, $0.8 million and $1.0 million for 2000, 1999, 1998, 1997 and 1996, respectively, in the Fremont Street Experience, Limited Liability Company ("FSE"). Prior to 1999, such investments were reported under the equity method with no impact on earnings. The 1999 investment was charged against earnings. See Note 11 "Impairment Loss" of the Notes to Consolidated Financial Statements.

(4) Other includes (i) management fees from Fitzgeralds Black Hawk for 1997 and 1996; (ii) management fees from Cliff Castle for 1998, 1997 and 1996; (iii) payments from the Turning Stone settlement agreement for 1998, 1997 and 1996; (iv) non-recurring revenue of $8.0 million for termination of the Cliff Castle Management Agreement in 1998; and (v) corporate expenses not allocated to the Operating Properties for all periods presented, which includes $3.2 million and $2.2 million of pre-petition professional fees and expenses incurred with the Company's restructuring in 2000 and 1999, respectively and $0.1 million of post-petition professional fees and expenses, net of interest income included as reorganization items.

(5) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for all periods presented; (ii) exclusion of EBITDA for Harolds Club for 1999, 1998 and 1997; (iii) exclusion of write down of Nevada Club assets of $0.03 million, $0.2 million and $2.2 million for 1999, 1998 and 1997, respectively; (iv) exclusion of Harolds Club lease settlement of $0.06 million, $0.1 million and $1.9 million for 1999, 1998 and 1997, respectively; (v) inclusion of $1.0 million for 1997 and $0.6 million for 1996 in cash received by the Company as a result of its 22% membership in 101 Main; (vi) exclusion of $6.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement in 1998; (vii) exclusion of pre-petition professional fees and expenses incurred with the Company's restructuring of $3.2 million and $2.2 million in 2000 and 1999, respectively; and (viii) exclusion of $0.1 million of post-petition professional fees and expenses, net of interest income included as reorganization items.

(6) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $16.4 million, $18.0 million, $10.0 million, $10.6 million and $15.5 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and the Notes thereto listed in Item 14(a). The following discussion and other material in the report on Form 10-K contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, consummation of the Restructuring Agreement and the Purchase Agreement, the uncertainties of the Bankruptcy Cases, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

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

BANKRUPTCY

On December 5, 2000, the Company commenced the Bankruptcy Cases in the Bankruptcy Court. The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance the Restructuring Agreement with the Consenting Noteholders who hold a majority in interest of the Notes. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company's operating assets and properties as going concerns.


As part of the restructuring contemplated in the Restructuring Agreement, the Company, as debtor in possession, sought Bankruptcy Court approval to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of its assets comprising Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica; and (ii) assume and assign pursuant to
Section 365 of the Bankruptcy Code contracts used in its operations in Las Vegas, Nevada, Black Hawk, Colorado and Tunica, Mississippi to an affiliate of Majestic, pursuant to a Purchase Agreement. On March 19, 2001, the Bankruptcy Court approved the Purchase Agreement with Majestic.

On a consolidated basis, net operating revenues increased to $213.4 million in 2000 from $202.4 million in 1999, primarily as a result of the improved performance of Fitzgeralds Tunica which opened a 411-space covered parking garage in June 2000.

Casino operations provided an average of approximately 85.2% and 84.9% of the Company's net operating revenues during 2000 and 1999, respectively, and substantially all of its income from operations. Slot machine income has been the primary component of the Company's gaming revenues, providing an average of approximately 85.1% and 83.9% of such revenues during 2000 and 1999, respectively.

Unless otherwise noted, the narrative discussion below is focused on the results of the Company's Operating Properties which together with Cliff Castle and Turning Stone for 1998 are collectively referred to as (the "Properties"). Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 pending completion of its sale which occurred in June 1999, and in management's opinion, is not material to the ongoing operations of the Company. Corporate expense of $1.0 million per year is allocated to each of the Operating Properties as an operating expense. The remainder of the unallocated corporate expense is included in Other Operations of the Properties. See Note 3 of Statement of Operations Data.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain Statement of Operations Data and Other Data for the Company's Properties.

                                                  YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
STATEMENT OF OPERATIONS DATA                2000            1999            1998
                                         ---------       ---------       ---------
                                                      (IN THOUSANDS)
NET OPERATING REVENUES:
     Fitzgeralds Las Vegas               $  52,752       $  51,845       $  50,987
     Fitzgeralds Tunica                     81,561          74,332          68,349
     Fitzgeralds Reno                       41,203          40,019          39,729
     Fitzgeralds Black Hawk                 37,728          36,202          36,256
     Other(1)                                  154              --          11,742
                                         ---------       ---------       ---------
        Total Properties                   213,398         202,398         207,063
     Nevada Club                                --              --              62
                                         ---------       ---------       ---------
        Total                            $ 213,398       $ 202,398       $ 207,125
                                         =========       =========       =========
INCOME (LOSS) FROM OPERATIONS:
     Fitzgeralds Las Vegas               $      (7)      $  (1,115)      $    (594)
     Fitzgeralds Tunica                      9,018           5,322           2,063
     Fitzgeralds Reno(2)                     2,716           2,151           2,400
     Fitzgeralds Black Hawk                  6,385           7,517           9,074
     Other(3)                               (3,581)         (2,322)          9,414
                                         ---------       ---------       ---------
        Total Properties                    14,531          11,553          22,357
     Nevada Club                               (50)            (90)           (566)
     Harolds Club                               --             (64)           (111)
                                         ---------       ---------       ---------
        Total                            $  14,481       $  11,399       $  21,680
                                         =========       =========       =========
OTHER DATA
EBITDA(4):
     Fitzgeralds Las Vegas(5)            $   3,692       $   2,594       $   2,682
     Fitzgeralds Tunica                     15,253          11,553           8,051
     Fitzgeralds Reno                        4,947           4,588           4,805
     Fitzgeralds Black Hawk                  8,138           9,303          10,863
     Other(3)                               (3,521)         (2,281)          9,622
                                         ---------       ---------       ---------
        Total Properties                    28,509          25,757          36,023
     Nevada Club                               (50)            (90)           (561)
     Harolds Club                               --             (64)           (111)
                                         ---------       ---------       ---------
        Total EBITDA                        28,459          25,603          35,351
     Adjustments to EBITDA                   3,401           2,325          (5,328)
                                         ---------       ---------       ---------
        Adjusted EBITDA                  $  31,860       $  27,928       $  30,023
                                         =========       =========       =========

                                                YEAR ENDED DECEMBER 31,
                                         --------------------------------------
STATEMENT OF OPERATIONS DATA               2000           1999           1998
                                         --------       --------       --------
                                                     (IN THOUSANDS)
NET CASH PROVIDED BY (USED IN)
     Operating Activities                $ 10,564       $ 21,089       $ 12,189
     Investing Activities                 (13,647)        (1,961)        (5,451)
     Financing Activities                    (739)       (10,051)        (8,509)
DEPRECIATION AND AMORTIZATION              13,978         14,203         13,671
CAPITAL EXPENDITURES                       13,508          6,184          9,352

EARNINGS TO FIXED CHARGES(6)                   --             --             --

--------

(1) Other includes (i) management fees from Cliff Castle for 1998; (ii) payments from the Turning Stone settlement agreement for 1998; (iii) non-recurring revenue of $8.0 million for termination of the Cliff Castle Management Agreement in 1998.

(2) Excludes inter-company debt write-off of $3.2 million from Nevada Club in 1999.

(3) Other includes (i) management fees from Cliff Castle for 1998; (ii) payments from the Turning Stone settlement agreement for 1998; (iii) non-recurring revenue of $8.0 million for termination of the Cliff Castle Management Agreement in 1998; (iv) corporate expenses not allocated to the Operating Properties for all periods presented, which includes $3.2 and $2.2 million of pre-petition professional fees and expenses incurred with the Company's restructuring for 2000 and 1999, respectively.

(4) For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 5 of Notes to Selected Financial Data.

(5) Fitzgeralds Las Vegas invested $0.9 million, $0.9 million and $0.8 million for 2000, 1999 and 1998, respectively, in FSE. Prior to 1999, such investments were reported under the equity method with no impact on earnings. The 1999 investment was charged against earnings. See Note 11 "Impairment Loss" of Notes to Consolidated Financial Statements.

(6) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $16.4 million, $18.0 million and $10.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

FISCAL 2000 COMPARISON TO FISCAL 1999

Operating Revenues

Total revenues for the Properties were $234.1 million and net operating revenues were $213.4 million for 2000, representing increases of 5.7% and 5.4%, respectively, over total revenues for the Properties of $221.5 million and net operating revenues of $202.4 million for 1999. Such increases were largely the result of the improved performance of Fitzgeralds Tunica which opened a 411-space covered parking garage in June 2000. To maintain market share in each of its four existing markets, the Company has found it necessary to increase its promotional and complimentary expenses to meet the challenges of the intense competition.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms (except for Fitzgeralds Black Hawk) and other. Casino revenues (of which approximately 85.1% and 83.9% are derived from slot machine revenues for 2000 and 1999, respectively) increased 5.8% to $181.7 million for 2000 from the $171.7 million recorded for 1999.

Room revenues (at 9.4% and 9.7% of total revenues for 2000 and 1999, respectively) increased 2.4% from 1999. Fitzgeralds Las Vegas room revenues decreased 0.2% as its average daily rate decreased 0.8%, while occupancy rates remained the same at 92.1% for 2000 and 1999. Fitzgeralds Reno room revenues increased 3.9%, as a decrease in occupancy to 88.9% in 2000 from 89.8% in 1999 was offset by a 3.1% increase in the average daily rate. Fitzgeralds Tunica room revenues increased 4.1% due to a 3.2% increase in the average daily rate while occupancy rates increased to 92.5% in 2000 from 92.1% in 1999.

Food and beverage revenues (at 11.0% and 11.1% of total revenues for 2000 and 1999, respectively) increased 4.9% from 1999. There were increases in food revenues of 0.4%, 4.2%, 5.9% and 9.1% at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, Fitzgeralds Reno and Fitzgeralds Tunica, respectively. The food revenue increase at Fitzgeralds Tunica was due primarily to an increase in volumes, while the food revenues increases at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Reno were due to pricing increases.

Other revenues increased $0.9 million or 25.4% for 2000, primarily due to the acquisition of the parking garage in Reno which generated an additional $0.4 million in revenue and an additional $0.2 million of revenue generated from E-Three lease income and management fees.

Promotional allowances showed a net increase of $1.6 million or 8.5% for 2000, reflecting the increased level of competition in all four markets.

Operating Costs and Expenses

Total operating costs and expenses for the Properties increased 4.2%, to $198.9 million for 2000 from $190.8 million for 1999.

Casino expenses were $89.1 million for 2000, a 6.2% increase from $83.9 million for 1999, primarily due to increases in expenses associated directly with increased casino revenues, particularly personnel expenses and gaming taxes. Food and beverage expenses decreased 0.7% to $15.4 million for 2000 from $15.5 million for 1999. Room expenses increased 1.8% for 2000 from $12.6 million in 1999. Selling, general and administrative expenses increased 4.3% to $65.3 million for 2000 from $62.6 million for 1999, which includes $3.2 million and $2.2 million for 2000 and 1999, respectively, of professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company's restructuring. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the informal committee (the "Committee") representing holders of a majority in interest of the Notes.

Personnel expenses increased 3.7%, to $82.5 million for 2000 from $79.6 million for 1999. The increase is due to continued competitive pressures in the Tunica and Black Hawk markets as personnel expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk increased 4.9% and 9.0%, respectively, from 1999.

Marketing expenses, which include advertising, promotional material and special events, increased 9.7% for 2000. The increase reflects more intensive marketing efforts at each property undertaken in response to increasing competition in each of the markets in which the Company operates, particularly at Fitzgeralds Black Hawk, as well as Fitzgeralds Tunica. The Company's strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition.

Depreciation and amortization expense decreased 1.6% to $14.0 million for 2000 from $14.2 million for 1999, due to the discontinuation of depreciation and amortization subsequent to filing the Bankruptcy Cases.

Income from Operations

As a result of the foregoing, income from operations for the Properties increased 25.8% to $14.5 million for 2000 from $11.6 million in 1999.

Net Interest Expense

Interest expense (net of interest income) increased 5.6% to $30.8 million for 2000 from $29.2 million for 1999, due primarily to $6.6 million of additional interest resulting from the default on the Notes. The Company stopped accruing interest on the Notes on December 5, 2000 with the commencement of the Bankruptcy Cases.

Net Loss

Net loss for the Properties decreased to $16.4 million in 2000 compared to $20.9 million in 1999.

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

Net Loss

Net loss for the Properties increased to $20.9 million in 1999 compared to $8.0 million in 1998.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had unrestricted cash of $18.3 million compared to $22.1 million at December 31, 1999. The Company's primary sources of liquidity and cash flows during 2000 were $10.6 million from operations. Net cash used in investing activities was $13.6 million for 2000 which included the construction of a parking garage and surface parking lot at Fitzgeralds Tunica at a cost of $5.6 million as well as $5.3 million for the acquisition of other property and equipment, compared to $2.0 million in investing activities for 1999. Net cash used in financing activities was $0.7 million for 2000 compared to $10.1 million for 1999 as the Company repaid a substantial amount of debt, except on the Notes, in 1999.

The Company's principal sources of capital will consist of cash from operations, and vendor or third party financing of gaming and other equipment. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, its relatively high degree of leverage has prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors did not see any way to resolve this problem without restructuring the Company's indebtedness. An Event of Default under the Indenture pursuant to which the Notes were issued occurred on July 15, 1999.

Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture.

On December 5, 2000, the Company commenced the Bankruptcy Cases in the Bankruptcy Court. For further information concerning the Bankruptcy Cases and related matters, see Item 1. Business-Bankruptcy,-Restructuring Agreement, and-Purchase Agreement.

By suspending the interest payments on the Notes other than the Post-petition Distributions and sales proceeds of collateral for the Notes until such time as the liquidation of the Company's assets contemplated by the Restructuring Agreement has been completed, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the pendency of the Bankruptcy Cases and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with the Bankruptcy Cases have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully consummate the Restructuring Agreement and the Purchase Agreement or that its liquidity and capital resources will be sufficient to maintain its normal operations during the pendency of the Bankruptcy Cases.

EBITDA AND ADJUSTED EBITDA

The Company's EBITDA was $28.5 million for 2000 and $25.6 million for 1999. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $31.9 million for 2000 and $27.9 million for 1999. Adjusted EBITDA is determined based on the adjustments described in Note 5 to "Statement of Operations Data." However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $16.4 million and $18.0 million for the years ended December 31, 2000 and 1999, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities and third party financing. These sources of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its third party vendor financing, as necessary, with shorter termed variable rate financing generally secured by the assets being acquired. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust the Company's interest rate risk profile.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company's debt obligations at December 31, 2000 and 1999:


    EXPECTED            EXPECTED MATURITY             WEIGHTED AVERAGE
  MATURITY DATE              AMOUNTS                   INTEREST RATES                    FAIR VALUE
-------------------   ----------------------      -------------------------       ------------------------
                            DECEMBER 31,                 DECEMBER 31,                     DECEMBER 31,
  Fixed Rate            2000          1999          2000            1999             2000           1999
                      --------      --------      ---------       ---------       ---------      ---------
    2000                    --      $203,840             --           13.23%
    2001              $    350           246          13.24%           9.76%
    2002                   244           131          10.01%           8.93%
    2003                   255           129          10.14%           9.07%
    2004                   218            79          10.88%          10.30%
    2005                   112            --          10.71%             --
    Thereafter           1,972            14          10.01%          10.30%
    Unknown            203,450            --          13.25%             --
                      --------      --------      ---------       ---------       ---------      ---------
Total Fixed Rate      $206,601      $204,439                                      $ 115,049      $ 113,014
                      --------      --------                                      ---------      ---------


The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at December 31, 2000, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is listed under Item 14 of Part IV of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF REGISTRANT


The following tables set forth certain information with respect to directors, executive officers and significant employees of the Company as of December 31, 2000:

                        DIRECTORS AND EXECUTIVE OFFICERS

NAME                       AGE   POSITION(S) HELD
----                       ---   ----------------
Philip D. Griffith          55   Chairman, President and Chief Executive Officer

Philip P. Hannifin          66   Director, Executive Vice President

Patricia W. Becker          49   Director

Max L. Page                 51   Director; Executive Vice President and a
                                 director of Fitzgeralds Reno, Inc., and General
                                 Manager of Fitzgeralds Reno

Michael E. McPherson        49   Executive Vice President, Chief Financial
                                 Officer, Treasurer and Secretary

                              SIGNIFICANT EMPLOYEES

NAME                       AGE   POSITION(S) HELD
----                       ---   ----------------
Paul H. Manske              60   Executive Vice President of Marketing

Cara L. Brown               38   Vice President and General Counsel

William J. Noonan, III      49   Vice President and a director of Fitzgeralds
                                 Las Vegas, Inc., and General Manager of
                                 Fitzgeralds Las Vegas

Domenic Mezzetta            65   Vice President and a director of Fitzgeralds
                                 Mississippi, Inc., ("FMI") and General Manager
                                 of Fitzgeralds Tunica

Joe C. Collins              61   Vice President and a director of Fitzgeralds
                                 Black Hawk, Inc. and Fitzgeralds Black Hawk II,
                                 Inc., and General Manager of Fitzgeralds Black
                                 Hawk

--------

(1) Mr. Hannifin resigned as Executive Vice President on December 31, 2000.

PHILIP D. GRIFFITH, one of the Company's founders, has been President, Chief Executive Officer and a director of the Company and certain of its subsidiary companies since its inception in 1984 and has been Chairman of the Board since August 1997. Prior to his involvement with the Fitzgeralds group, Mr. Griffith was active in the gaming industry holding a variety of positions, including Chief Financial Officer and later President of Harolds Club in Reno from 1973 to 1984 and President of the Sands Hotel & Casino in Las Vegas with the Howard Hughes organization from 1982 to 1984. From 1968 to 1973, Mr. Griffith was a Certified Public Accountant with the St. Louis, Missouri and Las Vegas offices of Deloitte Haskins & Sells. He is also a director of Federal Liaison Services, Inc.

PHILIP P. HANNIFIN has served as Executive Vice President since joining the Company in 1991 until resigning on December 31, 2000 and was a director of certain subsidiaries of the Company from 1986 to

1995. He has been active in the gaming industry holding a variety of positions, including a director of Riviera Holdings Corp. from 1993 to 1998, Executive Vice President and a director of MGM Grand, Inc. from 1987 to 1991, President of Harrah's West from 1984 to 1986 and Executive Vice President and a director of Summa Corporation from 1977 to 1984. He is a past Chairman of the Nevada State Gaming Control Board. He holds a degree in psychology from the University of Nevada at Reno. Mr. Hannifin has been a director of the Company since April 1999. He is Chairman of the Audit Committee of the Board of Directors and a member of the Compensation Committee of the Board of Directors. He is also a director of American Wagering, Inc.

PATRICIA W. BECKER. Ms. Becker has been Senior Vice President of Corporate Affairs & Legal of Aladdin Gaming LLC since May 1998. From October 1993 to January 1995, she served as Chief of Staff to Nevada Governor Bob Miller. From September 1984 to October 1993, Ms. Becker was Senior Vice President, General Counsel and Secretary for Harrah's Casino Hotels, where she was responsible for all legal affairs. She was also a member of the senior strategic management group. From January 1983 to September 1984, Ms. Becker was a member of the Nevada State Gaming Control Board and from July 1979 to January 1983, she was a Deputy and Chief Deputy Attorney General assigned to the Nevada Gaming Division. She is President of Patricia Becker & Associates which provides consulting services to the gaming industry, a Vice Chair for the Gaming Law Section of the American Bar Association, President of the International Association of Gaming Attorneys and a past president of the Nevada Trial Lawyers Association. Ms. Becker has been a director of the Company since December 1995. She is Chairperson of the Compensation Committee of the Board of Directors and a member of the Audit Committee of the Board of Directors.

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

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent certified public accountants the matters required to be discussed by SAS61 (Codification of Statements on Auditing Standards, AU380). The

Audit Committee has reviewed the written disclosures and the letter from the independent certified public accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), and has discussed with the independent certified public accountants the independent certified public accountants independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company's unaudited financial statements included in Forms 10-Q subsequent to the date of this Annual Report on Form 10-K will be reviewed by the Company's independent certified public accountants in accordance with the procedure set forth in Statement on Accounting Standards No. 71.

The Compensation Committee reviews and makes recommendations to the Board of Directors with respect to salaries, bonuses and other compensation of the Company's executive officers. The members of the Compensation Committee are Philip P. Hannifin and Patricia W. Becker, as Chairperson.

Directors who are also employees of the Company do not receive any compensation for their services as directors. A non-employee director is paid fees of $40,000 per year and $1,000 per Board meeting attended in person or telephonically. Ms. Becker is also chairperson of the Gaming Compliance Committee (a non-Board committee) for which she is paid an additional fee of $48,000 per year and $1,000 per Committee meeting attended in person or telephonically. She also participates in all health insurance plans generally available to the Company's employees. The Company reimburses each director for reasonable out-of-pocket expenses incurred in his or her capacity as a member of the Board of Directors. No payments are made for actions taken in writing. Each director attended all of the meetings of the Board and the committees on which he or she served during the fiscal year ended December 31, 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid by the Company in the three fiscal years ended December 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer and each of its other most highly compensated executive officers (collectively the "named executive officers"). The named executive officers include: (i) each person who served as Chief Executive Officer during 2000; (ii) each person who (a) served as an executive officer at December 31, 2000, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 2000; and (c) received over $100,000 in compensation in 2000; (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 2000; and (iv) certain persons who served as executive officers of a subsidiary of the Company. Titles refer to the Company unless otherwise indicated.

SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                               ANNUAL COMPENSATION(1)             COMPENSATION
                                     ---------------------------------------------------------
                                                                          OTHER
                                                                          ANNUAL    SECURITIES     ALL OTHER
                                     FISCAL                   BONUS   COMPENSATION  UNDERLYING   COMPENSATION
   NAME & POSITION                    YEAR     SALARY ($)    ($)(2)       ($)(3)    OPTIONS (#)      ($)(4)
---------------------------------    ------    ---------     -------  ------------  ----------   ------------
Philip D. Griffith                    2000      576,715           --        --           --         180,723
  Chairman, President &               1999      541,997      225,000        --           --         273,715
  Chief Executive Officer             1998      511,125      225,000        --           --         126,877

Michael E. McPherson                  2000      255,673           --        --           --          13,942
  Executive Vice                      1999      236,538       75,000        --       11,854(5)        7,714
  President, Chief Financial          1998      222,115       75,000        --       11,854           3,675
  Officer, Treasurer & Secretary

Paul H. Manske                        2000      254,478           --        --           --          25,285
  Executive Vice                      1999      274,038       75,000        --           --          19,174
  President Marketing                 1998      249,313       75,000        --           --          11,448

Max L Page                            2000      253,846           --        --           --          16,472
  Director; Executive                 1999      240,500       68,000        --           --          21,855
  Vice President of FRI &             1998      224,423       20,000        --           --           7,575
  General Manager of
  Fitzgeralds Reno

Domenic Mezzetta(6)                   2000      205,255           --        --           --           5,783
  Vice President of FMI               1999      195,481       23,300        --           --          18,535
  & General Manager of                1998      109,616                                               1,180
  Fitzgeralds Tunica

-------

(1) Amounts shown include cash compensation earned for the periods reported whether paid or accrued in such periods.

(2) Amounts shown in 1999 represent bonus compensation earned in 1999 and not calculable at the time of filing the Form 10-K for the fiscal year ending December 31, 1999. As of December 31, 2000, the Company has accrued $ $683,346 for payment of bonuses earned in 2000; however, individual amounts have not yet been determined and approved by the Compensation Committee.

(3) Other Annual Compensation for perquisites for each individual named above for 2000, 1999 and 1998 aggregated less than (a) 10% of the total annual salary and bonus for each individual or (b) $50,000, whichever is lower; therefore, no such amounts are included.

(4) Amounts represent premiums for life insurance and long-term disability policies, medical benefits and the Company's Profit Sharing and 401(k) contributions. In fiscal 2000, the Company's Profit Sharing and 401(k) contributions were $2,503, $2,550, $2,550, $2,496 and $2,053 for Messrs.
        Griffith, McPherson, Manske, Page and Mezzetta, respectively. During 2000, the Company paid $13,591, $8,258, $5,271, $9,571; and $2,213 in medical benefits for Messrs. Griffith, McPherson, Manske, Page and Mezzetta, respectively. During 2000, the Company paid $164,629 in premiums for split dollar, term life insurance and long-term disability policies for Mr. Griffith and $3,134, $17,464, $4,405 and $1,517 in premiums for term life insurance and long-term disability policies for Messrs. McPherson, Manske, Page and Mezzetta, respectively. See Employment Agreements with Executive Officers and Key Employees.

(5) Options that would have normally expired on June 30, 1998 were cancelled and re-granted with an expiration date of June 30, 1999. The term of the options was later extended to December 31, 1999, at which time they expired unexercised.

(6) Mr. Mezzetta was appointed Vice President of FMI and General Manager of Fitzgeralds Tunica on May 25, 1998.

OPTION GRANTS

The Company did not grant any stock options during the fiscal year ended December 31, 2000. During 2000, a total of 271,000 stock options expired. The Company has never granted stock appreciation rights.

OPTION EXERCISES

No named executive officers exercised stock options during the fiscal year ended December 31, 2000 or held unexercised stock options as of December 31, 2000.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS AND KEY EMPLOYEES

The Company has entered into employment agreements with Messrs. Griffith, McPherson, Manske, Page and Ms. Brown to serve in their present offices for terms expiring June 28, 2003, July 5, 2002, September 1, 2002, September 1, 2002 and April 30, 2001, respectively. As of March 19, 2001, Messrs. Griffith, McPherson, Manske, Page and Ms. Brown have salaries of $573,300, $262,500, $262,500, $262,500 and $121,600, respectively, and their respective employment agreements generally provide for annual merit increases. The employment agreements also provide that such persons will participate in the Company's executive compensation plans, health plan and any other benefit plan established for selected officers of the Company and that in the event of a termination of employment without "good cause" (as defined in the agreements), such persons will be entitled to any unpaid salary in a specified percentage through the remainder of the term of their respective agreement.

FMI has entered into an employment agreement with Mr. Mezzetta under which he was appointed Vice President of FMI and General Manager of Fitzgeralds Tunica for a term expiring on May 24, 2001. As of March 19, 2001, Mr. Mezzetta receives a salary of $209,475 and is eligible to participate in FMI's bonus plan, health plan and in any other benefit plan established by Fitzgeralds Tunica for its executives.

Consistent with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors. In accordance with the Restructuring Agreement, the Company has agreed not to assume these employment agreements as provided for in Section 365 of the Bankruptcy Code.

EXECUTIVE BONUS PLAN

The Company has established an Executive Bonus Plan to provide the senior executive officers of the Company with a performance-based compensation program. Effective January 1, 1999, the Company revised the threshold established for bonus consideration to take into account the termination of management and consulting services provided to Indian operations in Arizona and New York. The new threshold is $25.0 million in EBITDA, prior to accruing bonus expense and adjusted for extraordinary, non-recurring items that are deemed non-operational in nature ("Adjusted EBITDA"). The bonus amount will start at 1.4% of Adjusted EBITDA at the $25.0 million level and increase by one-tenth of one percent for each $1.0 million of Adjusted EBITDA above $25.0 million up to a maximum of 3%. Each percentage increase achieved would be on a first dollar basis and computed on the entire adjusted EBITDA. The Bankruptcy Court has entered an order to the effect that the Executive Bonus Plan will remain in place during the Bankruptcy Cases. The Compensation Committee will have discretion concerning the payment of executive bonuses.

STOCK OPTION INCENTIVE PLAN

Prior to the commencement of the Bankruptcy Cases, the Company had adopted a Stock Option Incentive Plan (the "Stock Option Plan") which was approved by stockholders in August 1997. The Stock Option Plan provides for the grant of options to purchase Common Stock of the Company that are intended either to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or not intended to qualify ("non-qualified stock options"). All officers, directors, employees, consultants, advisers, independent contractors and agents are eligible to receive options under the Stock Option Plan, except that only employees could receive incentive stock options. The maximum number of shares available for issuance under the Stock Option Plan is 1,000,000. At December 31, 2000, there were no stock options outstanding under the Stock Option Plan. Since there are no options outstanding under the Stock Option Plan, no options will be granted and the Stock Option Plan will be terminated in connection with the Bankruptcy Cases, a description of the Stock Option Plan would not be meaningful.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors of the Company is comprised of Philip P. Hannifin and Patricia W. Becker, as Chairperson. Ms. Becker was not an officer or employee of the Company during or prior to 2000.

SENIOR MANAGEMENT INCENTIVE PROGRAM

On December 21, 2000, the Bankruptcy Court approved a senior management incentive program (the "Incentive Program") as contemplated by the Restructuring Agreement. In accordance with the Restructuring Agreement, Messrs. Philip D. Griffith, Paul H. Manske, Michael E. McPherson and Max L. Page (collectively referred to as "Senior Management") agreed, subject to the Restructuring Agreement not being terminated, that their pre-petition employment agreements with the Company would not be assumed pursuant to Section 365 of the Bankruptcy Code. In consideration of the Incentive Program, senior management further agreed to forego alternative employment opportunities in favor of remaining with the Company through December 31, 2001 in order to maintain the stability of operations, maintain the Company's existing gaming licenses pending the sale of its operating properties and to ensure a more orderly liquidation process.

In consideration of their services to the Company, the Incentive Program provides for Senior Management to receive: (i) the compensation and benefits provided for in their respective pre-petition employment agreements through at least December 31, 2001; (ii) an incentive cash distribution generally computed as a percentage of the net proceeds from the sale of certain of the Company's assets distributed to the holders of the Notes in excess of $115.0 million;
(iii) a retention and severance payment equal to an aggregate of $2.4 million; and (iv) payments of up to $2.0 million in consideration for entering into non-competition agreements.

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


                      NAME AND ADDRESS OF BENEFICIAL OWNER

                                                NUMBER OF SHARES      PERCENT
                                               BENEFICIALLY OWNED     OF CLASS
                                               ------------------     --------
Philip D. Griffith                                 3,419,105(a)         62.1%
    301 Fremont Street
    Las Vegas, NV 89101
Putnam Investments, Inc.
    One Post Office Square                           384,560(b)          7.0%
    Boston, MA 02109
Paul H. Manske                                       123,565(c)          2.2%
Max L. Page                                          123,565(d)          2.2%
Philip P. Hannifin                                    23,988               *
Patricia W. Becker                                    27,475(e)            *
Michael E. McPherson                                       0               *
Domenic Mezzetta                                           0               *
All directors and executive officers
    as a group (five persons)                      4,102,258            74.4%

-------------

*       Indicates less than 1%

(a) Held by the Philip D. Griffith Gaming Trust of which Mr. Griffith is a trustee.

(b) Putnam Investments, Inc. ("PI") is a holding company organized under Massachusetts law. Filing on behalf of itself and its wholly-owned subsidiary, Putnam Investment Management, Inc. ("PIM"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, PI and PIM have reported beneficial ownership with shared dispositive power over the shares listed. As part of the Putnam family of mutual funds, Putnam Diversified Income Trust has reported beneficial ownership with shared dispositive power over 216,863 shares of the 384,560 shares held by PIM. The source of this information is a Schedule 13G filed by PI with the Securities and Exchange Commission dated February 17, 1999. Ownership is reported as of December 31, 1998.

(c) Held by the Paul H. Manske Family Trust of which Mr. Manske is a trustee.

(d)     Held by the Max Lynn Page 1987 Trust of which Mr. Page is a trustee.

(e) Held by the Patricia W. Becker Family Trust of which Ms. Becker is a trustee.

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

In connection with the Bankruptcy Cases all transactions other than transactions entered into in the ordinary course of business on terms generally made available to third parties, will be subject to review and approval by the Bankruptcy Court.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. Financial Statements. The following financial statements are attached:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Operations for the Years Ended

                 December 31, 2000, 1999, and 1998

         Consolidated Statements of Stockholders' Deficiency for the Years Ended

                 December 31, 2000, 1999, and 1998

         Consolidated Statements of Cash Flows for the Years Ended

                 December 31, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.

         Schedule II -- Consolidated Valuation and Qualifying Accounts. Other Financial Statement Schedules are not required.

      3. Exhibits. Refer to (c) below

(b) Reports on Form 8-K. For the last quarter of the fiscal year ended December 31, 2000, the Company filed the following reports on Form 8-K:

         Report on Form 8-K, Item 3 and 5, filed on December 7, 2000

(c) Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.


                                       Fitzgeralds Gaming Corporation


                                       By: /s/ Michael E. McPherson
                                           -------------------------------------
                                              Michael E. McPherson
                                              Executive Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Secretary

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

        SIGNATURE                            TITLE                           DATE
        ---------                            -----                           ----
 /s/ Philip D. Griffith           Chairman, President, Chief             March 26, 2001
--------------------------        Executive Officer and Director
Philip D. Griffith                (Principal Executive Officer)

 /s/ Michael E. McPherson         Executive Vice President, Chief        March 26, 2001
--------------------------        Financial Officer, Treasurer and
Michael E. McPherson              Secretary (Principal Financial
                                  and Accounting Officer)

 /s/ Philip P. Hannifin           Director                               March 26, 2001
--------------------------
Philip P. Hannifin

 /s/ Patricia W. Becker           Director                               March 26, 2001
--------------------------
Patricia W. Becker

 /s/ Max L. Page                  Director                               March 26, 2001
--------------------------
Max L. Page

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS                                                            PAGE

  Independent Auditors' Report                                                           F - 2

  Consolidated Balance Sheets as of December 31, 2000 and 1999                           F - 3

  Consolidated Statements of Operations for the Years Ended December 31, 2000,
    1999 and 1998                                                                        F - 5

  Consolidated Statements of Stockholders' Deficiency for the Years Ended
    December 31, 2000, 1999 and 1998                                                     F - 6

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
    1999 and 1998                                                                        F - 7

  Notes to Consolidated Financial Statements                                             F - 9

INDEPENDENT AUDITORS' REPORT


Fitzgeralds Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Fitzgeralds Gaming Corporation and subsidiaries (the "Company") (Debtor-in-Possession) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fitzgeralds Gaming Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's event of default on its Senior Secured Notes, along with its recurring losses from operations, negative working capital and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are discussed in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 19, 2001

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ASSETS                                                                                  2000                1999
                                                                                    -------------       -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $   8,181,388       $  22,115,594
   Accounts receivable, net of allowance for doubtful
     accounts of $64,087 and $405,003                                                     575,765           1,416,795
   Inventories                                                                            471,913           1,771,327
   Prepaid expenses:
     Gaming taxes                                                                         993,551           1,379,589
     Other                                                                              1,394,968           2,858,118
                                                                                    -------------       -------------

       Total current assets                                                            11,617,585          29,541,423
                                                                                    -------------       -------------

PROPERTY AND EQUIPMENT, net                                                                79,656         152,017,061
                                                                                    -------------       -------------

OTHER ASSETS:
   Net assets held for sale                                                           170,388,338                  --
   Restricted cash                                                                      4,489,000           2,203,978
   Debt offering costs                                                                         --           7,394,649
   Goodwill, net of accumulated amortization of $843,796                                       --          13,335,365
   Other assets                                                                         1,473,204           2,304,014
                                                                                    -------------       -------------

       Total other assets                                                             176,350,542          25,238,006
                                                                                    -------------       -------------

TOTAL                                                                               $ 188,047,783       $ 206,796,490
                                                                                    =============       =============

See notes to consolidated financial statements                       (Continued)

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                2000                1999
                                                                                    -------------       -------------
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
   Debt accelerated due to default                                                  $          --       $ 203,166,582
   Current portion of long-term debt                                                      109,937             673,619
   Accounts payable                                                                       306,299           4,552,807
   Accrued and other:
     Payroll and related                                                                2,652,200           4,619,366
     Progressive jackpots                                                                  63,633           1,230,036
     Outstanding chips and tokens                                                         187,652             864,263
     Interest                                                                                  --          28,456,467
     Other                                                                                649,866           7,168,493
                                                                                    -------------       -------------

      Total current liabilities                                                         3,969,587         250,731,633

LONG-TERM DEBT, net of current portion and
   debt accelerated due to default                                                      2,407,023             598,478
                                                                                    -------------       -------------

      Total liabilities not subject to compromise                                       6,376,610         251,330,111

LIABILITIES SUBJECT TO COMPROMISE                                                     242,869,829                  --
                                                                                    -------------       -------------

      Total liabilities                                                               249,246,439         251,330,111
                                                                                    -------------       -------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 14)

CUMULATIVE REDEEMABLE PREFERRED STOCK
   $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $21,971,855 and $16,224,779 recorded at liquidation preference, net of unamortized offering costs and discount
     of $5,565,696 and $6,262,268, respectively                                        36,406,159          29,962,511

STOCKHOLDERS' DEFICIENCY
   Common stock, $.01 par value; 29,200,000 shares authorized;
     5,508,082 shares issued and outstanding                                               55,080              55,080
   Additional paid-in-capital                                                          23,675,511          23,954,220
   Accumulated deficit                                                               (121,335,406)        (98,505,432)
                                                                                    -------------       -------------

      Total stockholders' deficiency                                                  (97,604,815)        (74,496,132)
                                                                                    -------------       -------------

TOTAL                                                                               $ 188,047,783       $ 206,796,490
                                                                                    =============       =============


See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                               2000                1999                1998
                                                           -------------       -------------       -------------
OPERATING REVENUES:
  Casino                                                   $ 181,724,286       $ 171,739,693       $ 162,506,030
  Food and beverage                                           25,809,006          24,603,925          24,936,289
  Rooms                                                       22,060,254          21,551,208          21,213,266
  Other                                                        4,549,683           3,627,150          15,745,882
                                                           -------------       -------------       -------------
   Total                                                     234,143,229         221,521,976         224,401,467
  Less promotional allowances                                 20,745,442          19,123,882          17,276,879
                                                           -------------       -------------       -------------
   Net                                                       213,397,787         202,398,094         207,124,588
                                                           -------------       -------------       -------------

OPERATING COSTS AND EXPENSES:
  Casino                                                      89,127,840          83,895,369          81,538,490
  Food and beverage                                           15,398,511          15,504,787          18,295,526
  Rooms                                                       12,793,036          12,563,589          12,579,464
  Other operating expense                                      2,115,389           2,046,933           2,162,019
  Selling, general and administrative                         65,354,766          62,687,856          56,856,342
  Depreciation and amortization                               13,977,855          14,202,957          13,670,796
  Write-down of assets and lease settlement                           --              97,759             341,728
  Reorganization items                                           149,536                  --                  --
                                                           -------------       -------------       -------------
   Total                                                     198,916,933         190,999,250         185,444,365
                                                           -------------       -------------       -------------

INCOME FROM OPERATIONS                                        14,480,854          11,398,844          21,680,223

OTHER INCOME (EXPENSE):
  Interest income                                              1,039,946             535,730             527,378
  Interest expense (contractual interest for 2000
    of $33,699,003)                                          (31,842,584)        (29,703,969)        (27,154,145)
  Interest expense - stockholders                                     --                  --             (19,009)
  Impairment loss                                                     --                  --            (798,607)
  Other expense                                                  (64,542)           (184,959)         (2,902,667)
                                                           -------------       -------------       -------------

NET LOSS                                                     (16,386,326)        (17,954,354)         (8,666,827)

PREFERRED STOCK DIVIDENDS                                     (6,443,648)         (5,561,339)         (4,769,775)
                                                           -------------       -------------       -------------

NET LOSS APPLICABLE TO COMMON STOCK                        $ (22,829,974)      $ (23,515,693)      $ (13,436,602)
                                                           =============       =============       =============

NET LOSS PER COMMON SHARE                                  $       (4.14)      $       (5.35)      $       (3.35)
                                                           =============       =============       =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     5,508,082           4,393,824           4,012,846
                                                           =============       =============       =============


See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



                                              COMMON STOCK                  ADDITIONAL                                TOTAL
                                    --------------------------------         PAID-IN           ACCUMULATED        STOCKHOLDERS'
                                       SHARES             AMOUNT             CAPITAL             DEFICIT           DEFICIENCY
                                    -------------      -------------      -------------       -------------       -------------

BALANCE, JANUARY 1, 1998                4,012,846      $      40,128      $  23,649,582       $ (61,553,137)      $ (37,863,427)
    Net loss                                   --                 --                 --          (8,666,827)         (8,666,827)
    Preferred stock dividends                  --                 --                 --          (4,769,775)         (4,769,775)

                                    -------------      -------------      -------------       -------------       -------------
BALANCE, DECEMBER 31, 1998              4,012,846             40,128         23,649,582         (74,989,739)        (51,300,029)
    Net loss                                   --                 --                 --         (17,954,354)        (17,954,354)
    Preferred stock dividends                  --                 --                 --          (5,561,339)         (5,561,339)
    Issuance of stock                   1,495,236             14,952                 --                  --              14,952
    Additional paid-in-capital                 --                 --            304,638                  --             304,638

                                    -------------      -------------      -------------       -------------       -------------
BALANCE, DECEMBER 31, 1999              5,508,082             55,080         23,954,220         (98,505,432)        (74,496,132)
    Net loss                                   --                 --                 --         (16,386,326)        (16,386,326)
    Preferred stock dividends                  --                 --                 --          (6,443,648)         (6,443,648)
    Expired stock options                      --                 --           (278,709)                 --            (278,709)

                                    -------------      -------------      -------------       -------------       -------------
BALANCE, DECEMBER 31, 2000              5,508,082      $      55,080      $  23,675,511       $(121,335,406)      $ (97,604,815)
                                    =============      =============      =============       =============       =============


See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                2000                1999                1998
                                                           --------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (16,386,326)      $ (17,954,354)      $  (8,666,827)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                            13,977,855          14,202,957          13,670,796
     Amortization of note discount and offering costs          2,164,691           1,753,845           1,154,276
     Write down of assets and lease settlement                        --              97,759             281,250
     Impairment loss                                                  --                  --             798,607
     Equity in net loss of unconsolidated affiliates                  --                  --           1,352,693
     Minority interest in loss of subsidiaries                        --              92,803           1,760,932
     Loss on sale of assets                                       50,316
     Write down of deferred stock options                       (278,709)                 --                  --
     Reorganization items incurred in connection
        with chapter 11 and related legal proceedings            149,536                  --                  --
     Other                                                            --              27,674            (489,709)
     (Increase) decrease in restricted cash                           --             537,179          (1,196,179)
     (Increase) decrease in accounts receivable, net            (436,719)             20,300             622,950
     (Increase) decrease in advances to
       affiliated companies                                       97,774            (797,791)            133,019
     (Increase) decrease in inventories                          254,916            (395,884)            (61,832)
     Increase in prepaid expenses                               (758,532)           (555,473)           (799,467)
     (Increase) decrease in other assets                         (81,422)         (1,263,781)            160,201
     Increase (decrease) in accounts payable                  (2,792,761)         (3,452,879)            902,623
     Increase in liabilities subject to compromise               120,125                  --                  --
     Increase in accrued and other liabilities                14,632,357          28,776,343           2,565,616
                                                           --------------      --------------      --------------

     Net cash provided by operating activities before
        reorganization items                                  10,713,101          21,088,698          12,188,949

     Reorganization items incurred in connection
        with chapter 11 and related legal proceedings           (149,536)                 --                  --
                                                           --------------      --------------      --------------

      Net cash provided by operating activities               10,563,565          21,088,698          12,188,949
                                                           --------------      --------------      --------------


See notes to consolidated financial statements                       (Continued)

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------



                                                               2000                1999                1998
                                                           -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                  41,971           4,223,144             485,208
    Acquisition of property and equipment                    (10,889,665)         (5,639,294)         (5,151,859)
    Acquisition of assets - held for sale                             --                  --            (374,865)
    (Increase) decrease in restricted cash                    (2,799,000)           (544,978)            393,987
    Other                                                             --                  --            (803,488)
                                                           -------------       -------------       -------------

     Net cash used in investing activities                   (13,646,694)         (1,961,128)         (5,451,017)
                                                           -------------       -------------       -------------


CASH FLOWS FROM FINANCING
    ACTIVITIES:
    Proceeds from line of credit                                      --                  --           3,000,000
    Payment of debt offering costs                                    --            (305,424)         (1,537,826)
    Proceeds from issuance of stock                                   --              14,952                  --
    Repayment of long-term debt                                 (739,205)         (6,623,763)         (8,128,144)
    Repayment of line of credit                                       --          (3,000,000)                 --
    Dividends to minority stockholders                                --            (136,330)         (1,842,990)
                                                           -------------       -------------       -------------
    Net cash used in financing activities                       (739,205)        (10,050,565)         (8,508,960)
                                                           -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        (3,822,334)          9,077,005          (1,771,028)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                           22,115,594          13,038,589          14,809,617

CASH AND CASH EQUIVALENTS INCLUDED IN
    NET ASSETS HELD FOR SALE                                 (10,111,872)                 --                  --
                                                           -------------       -------------       -------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                                              $   8,181,388       $  22,115,594       $  13,038,589
                                                           =============       =============       =============

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


1.  ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

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

    Nevada Club, Inc. ("NCI"), a wholly owned subsidiary of the Company, owned and operated the Nevada Club in Reno, Nevada. The Nevada Club was sold in June 1999.

    The Company incurred net losses of $16.4 million, $18.0 million and $8.7 million in 2000, 1999 and 1998 respectively. The Company is highly leveraged as total indebtedness including the 12.25% Senior Secured Notes which matures December 15, 2004 (the "Notes") was $206.6 million at December 31, 2000 and $204.4 million at December 31, 1999. The Company's stockholders' deficiency was $97.6 million and $74.5 million at December 31, 2000 and 1999, respectively. However, earnings before interest, taxes on income, depreciation and amortization ("EBITDA") increased from $25.6 million for the year ended December 31, 1999 to $28.5 million for the year ended December 31, 2000. Adjusted EBITDA increased from $27.9 million for the year ended December 31, 1999 to $31.9 million for the year ended December 31, 2000. Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for the 2000 and 1999; (ii) exclusion of EBITDA of Harolds Club for 1999;
    (iii) exclusion of write-down of Nevada Club assets of $0.03 million for 1999; (iv) exclusion of Harolds Club lease settlement of $0.06 million for 1999; (v) exclusion of pre-petition professional fees and expenses incurred with the Company's restructuring of $3.2 million and $2.2 million in 2000 and 1999, respectively; and (vi) exclusion of $0.1 million of post-petition professional fees and expenses, net of interest income included in reorganization items.

    The accompanying financial statements have been prepared on a going concern basis. At December 31, 2000, liabilities exceeded assets by approximately $61.2 million and stockholders' deficiency was $97.6 million. The Company's inability to meet the interest payment on the Note, along with its recurring losses from operations, negative working capital and stockholders' capital deficiency, raise substantial doubt about its ability to continue as a going concern.

2.  PETITION FOR RELIEF UNDER CHAPTER 11

    GENERAL

    On December 5, 2000, the Company commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the "Restructuring Agreement"), with the holders (the "Consenting Noteholders") of a majority in interest of the Company's Notes issued under an indenture dated December 30, 1997 (the "Indenture"). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company's operating assets and properties as going concerns.

    As part of the restructuring contemplated in the Restructuring Agreement, the Company, as debtor in possession, is seeking Bankruptcy Court approval to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of its assets; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations in Las Vegas, Nevada, Black Hawk, Colorado and Tunica, Mississippi to an affiliate of The Majestic Star Casino, LLC, an Indiana limited liability company ("Majestic"), pursuant to a Purchase and Sale Agreement, dated as of November 22, 2000, as amended on December 4, 2000 (the "Purchase Agreement"). On March 19, 2001, the Bankruptcy Court approved the Purchase Agreement with Majestic.

    The Restructuring Agreement provides a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the "Indenture Trustee") to be applied to unpaid and accrued Indenture Trustee's fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. In accordance with the Restructuring Agreement and as approved by the Bankruptcy Court, the Company has been authorized and directed to make additional Excess Cash distributions ("Post-petition Distributions") during the Bankruptcy Cases. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agree to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

    The parties to the Restructuring Agreement have each concluded that the fair market value of the Company's real and personal property given as collateral for the Notes is less than the total outstanding principal and interest due under the Notes, and that the fair market value of the real and personal property not securing Notes is less than the amount of the unsecured deficiency claim of the holders of the Notes. As a result, it is not expected that any distribution will be made to holders of the existing capital stock of the Company. The Restructuring Agreement requires that as part of the liquidation process, all of the existing common stock and preferred stock of the Company is to be canceled and extinguished without payment therefor.

    Under the terms of the Restructuring Agreement, the Company is required to seek buyers for each of its operating businesses. In order to effectuate this liquidation, the Company commenced the Bankruptcy Cases and has received approval from the Bankruptcy Court to sell its operating businesses through negotiated sales agreements either by way of motion to sell free and clear of liens under Section 363 of the Bankruptcy Code, or under one or more plans of reorganization. In accordance with the Restructuring Agreement, the Bankruptcy Court has authorized an auction tentatively scheduled for June 2001 in the Bankruptcy Court with respect to those assets not sold pursuant to negotiated sales agreements such as the Purchase Agreement.

    Under the terms of the Restructuring Agreement, upon the closing of each sale of the Company's assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, must be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Company's assets remaining after such sales, including any notes received as part of the consideration for the sales of the Company's assets and payment of remaining liabilities of the Company, will be transferred to a liquidating trust created for the benefit of the holders of the Notes and others under the terms of the Restructuring Agreement.

    In light of the regulatory approvals needed to accomplish the liquidations, and recognizing the need to retain senior management in order to insure continuity and compliance with all gaming regulations and licensing requirements in the Company's operations during the process, the Restructuring Agreement requires implementation of a senior management incentive and retention program. After obtaining Bankruptcy Court approval in December 2000, this program was adopted by the Company in order to retain Philip D. Griffith, Michael E. McPherson, Max L. Page and Paul H. Manske, each an officer, director and/or senior executive of the Company, as key executives and to compensate them for their continued employment with the Company during the process.

    Pursuant to the Purchase Agreement, the Company has agreed to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of the Company's assets including Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, and Fitzgeralds Tunica, as well as the Company's interest in The Fremont Street Experience Limited Liability Company (collectively, the "Assets") to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets. Majestic has deposited in escrow $2.0 million of the cash portion of the purchase price as an earnest money deposit. The Purchase Agreement contains customary representations, warranties, conditions and covenants, that provides for a dollar-for-dollar purchase price adjustment based on changes in each of the target properties working capital and long-term debt, excluding debt related to the Notes, at closing, and adjustment if the Company's earnings before interest, income taxes, depreciation and amortization for the 12-month period prior to closing vary by 5% or more from a target earnings amount for such period and adjustments as may apply in the event that the Company fails to obtain certain consents. The closing is contingent upon, among other things, Majestic obtaining financing of up to $137.0 million and approval of gaming authorities in Colorado, Mississippi and Nevada.

    For further information concerning the Purchase Agreement, please refer to our Current Report on Form 8-K, dated December 5, 2000, as filed with the Securities and Exchange Commission.

    REORGANIZATION ITEMS

    As of December 31, 2000, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:



Reorganization items:
    Post petition professional fees                             $163,597
    Pre-petition expenses recorded post-petition                  38,967
    Interest earned on accumulated cash resulting from the
         bankruptcy proceedings                                  (53,028)
                                                                --------
                                                                $149,536
                                                                ========

    LIABILITIES SUBJECT TO COMPROMISE

    At December 31, 2000, liabilities subject to compromise consisted of the following:



Liabilities subject to compromise
    Notes                                 $205,000,000
    Discount on the Notes                   (1,549,855)
    Accrued interest on the Notes           44,813,080
    Debt offering costs on the Notes        (5,513,521)
    Unsecured creditors                        120,125
                                          ------------
                                          $242,869,829
                                          ============

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    PROPERTY AND EQUIPMENT - are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated service lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expenses as incurred. Gains or losses on disposals are recognized. The Company discontinued the depreciation and amortization of its property and equipment subsequent to the filing of the Bankruptcy Cases.

    DEBT OFFERING COSTS - Costs associated with the issuance of the Notes and securing the loan and security agreement (the "Credit Facility") are deferred and amortized over the life of the related indebtedness using the effective interest method.

    RESTRICTED CASH - At December 31, 2000 and 1999, restricted cash represents interest bearing certificates of deposit with a bank securing letters of credit for various workers' compensation and insurance plans (see Note 14) and U.S. Treasury Notes of $1,000,000 held in an escrow account for the benefit of certain land lessors related to Fitzgeralds Las Vegas. At December 31, 2000 a deposit of $2,400,000 is held in an escrow account for the benefit of the Company related to the implementation of a senior management incentive and retention program in conjunction with the Restructuring Agreement (see Note 2).

    GOODWILL - represents the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is being amortized using the straight-line method over 40 years and is recorded net of accumulated amortization. The Company discontinued the amortization of its goodwill subsequent to the filing of the Bankruptcy Cases (see Note 6).

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


                                        2000                1999                1998
                                    -------------       -------------       -------------
Hotel                               $   3,067,565       $   2,987,383       $   2,498,405
Food and beverage                      13,389,226          12,595,908          11,383,379
Other                                     524,426             280,998             283,482

                                    -------------       -------------       -------------
Total                               $  16,981,217       $  15,864,289       $  14,165,266
                                    =============       =============       =============

    ADVERTISING COSTS - Advertising expenditures are expensed in the period the advertising initially takes place. Direct response advertising costs are amortized over the period during which the benefits are expected.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company believes, based on current information, that the carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, advances, and accounts payable approximates fair value because of the short maturity of those instruments. The Notes were trading at approximately 55% of the face value at December 31, 2000 and December 31, 1999. The Company is unable to estimate the fair value of its Preferred Stock since no market quotes for such securities are readily available. The Company estimates that the fair value of all other long-term debt approximates its carrying value because interest rates on the debt approximate market rates.

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

    BANKRUPTCY RELATED ACCOUNTING - The Company has accounted for all transactions related to the Bankruptcy Cases in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, liabilities subject to compromise under the Bankruptcy Cases have been segregated on the Consolidated Balance Sheet and are recorded for the amounts that are expected to be allowed under the Restructuring Agreement (see Note 2). In addition, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the period ended December 31, 2000 disclose expenses related to the Bankruptcy Cases under "Reorganization Items". The Company will continue to presents its Cash Flow using the indirect method.

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


4.  STATEMENTS OF CASH FLOWS INFORMATION

    The following supplemental disclosure is provided as part of the consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998:

    Cash paid for interest, net of amounts capitalized, during the years ended December 31, 2000, 1999 and 1998 was $13,343,195, $682,217 and $25,043,835,
    respectively.

    Certain non-cash operating, investing and financing activities were as follows:

    Long-term contracts payable of $2,618,420 in 2000, $545,079 in 1999 and $4,159,447 in 1998, were incurred with the acquisition of new equipment for all years presented and a parking garage in 2000.

    During 2000, 1999 and 1998, accumulated deficit was increased by $6,443,648, $5,561,339 and $4,769,775 for preferred stock dividends consisting of $5,747,076, $4,960,147 and $4,280,969 accrued dividends and $696,572,
    $601,193 and $488,806 accretion of discount on preferred stock.

    During 2000, additional paid-in-capital decreased by $278,709 due to the expiration of the stock options. In 1999, additional paid-in-capital increased and an amount due to stockholders decreased by $304,638 (see Note
    9).

    In 1999, additional offering costs of $169,590 were incurred in connection with the Notes and the Credit Facility.

    See Note 2 and Note 6 for a summary of Net Assets Held for Sale and Liabilities Subject to Compromise

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,


                                                                                                               ESTIMATED
                                                                                                                SERVICE
                                                                          2000                1999                LIFE
                                                                      -------------       -------------       -------------
Land used in casino operations                                        $  18,204,843       $  17,736,900                  --
Buildings and improvements                                              122,789,471         119,134,393       7-40 years
Site improvements                                                        20,960,324          15,299,870       20 years
Barge and improvements                                                   12,896,235          12,896,235       15 years
Furniture, fixtures and equipment                                        67,566,143          65,379,739       3-12 years
                                                                      -------------       -------------

                                                                        242,417,016         230,447,137
Less accumulated depreciation and amortization                          (91,396,928)        (79,476,431)
                                                                      -------------       -------------
                                                                        151,020,088         150,970,706
Construction in progress                                                    764,698           1,046,355
                                                                      -------------       -------------
                                                                        151,784,786         152,017,061
Less net assets held for sale                                          (151,705,130)                 --
                                                                      -------------       -------------

Total                                                                 $      79,656       $ 152,017,061
                                                                      =============       =============


    Total property and equipment at December 31, 2000 is compromised of furniture and fixtures for the Company's corporate offices. Substantially all property and equipment is pledged as collateral on long-term debt.

6.  NET ASSETS HELD FOR SALE

    On December 1, 2000, the Company entered into the Restructuring Agreement with the Consenting Noteholders. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company's operating assets and properties. Assets not included in net assets held for sale of $11.5 million consist mainly of cash, not transferable upon the close of a sale with Majestic and assets of Fitzgeralds Reno excluding property and equipment.
    On March 19, the Company received the Bankruptcy Court approval to sell substantially all of its Assets to Majestic, pursuant to the Purchase Agreement for $149.0 million in cash. The closing is contingent upon, among other things, Majestic obtaining financing of up to $137.0 million and approval of gaming authorities in Colorado, Mississippi and Nevada. The Company is actively seeking a buyer for the Fitzgeralds Reno property.

    The components of the net assets held for sale as of December 31, 2000 are as follows:


                                     FITZGERALDS    FITZGERALDS     FITZGERALDS     FITZGERALDS
                                         RENO        LAS VEGAS         TUNICA        BLACK HAWK     ELIMINATION       TOTAL
                                     ------------   ------------    ------------    ------------    ------------   ------------
 Assets:
    Cash and cash equivalents        $         --   $  3,082,396    $  5,274,598    $  1,754,878    $         --   $ 10,111,872
    Account receivable, net of
      allowance for doubtful
      accounts of $210,586                     --        696,054         539,510          55,420              --      1,290,984
    Inventories                                --        445,572         445,722         153,204              --      1,044,498
    Prepaid gaming taxes                       --        566,788              --          48,052              --        614,840
    Other current assets                       --      1,506,705         366,376         109,802              --      1,982,883
 Property and equipment, net (1)       28,949,595     37,162,537      62,708,013      24,789,132      (1,904,147)   151,705,130
 Goodwill, net of accumulated
    amortization of
    $1,173,579                                 --             --              --      13,005,582              --     13,005,582
 Restricted cash                               --        500,000              --              --              --        500,000
 Other non-current assets                      --        320,251         461,361         141,363              --        922,975
 Current portion of long term debt             --       (167,273)        (73,015)             --              --       (240,288)
 Accounts payable                              --       (514,831)       (809,013)       (227,676)             --     (1,551,520)
 Accrued expenses:
    Payroll and related                        --     (1,336,852)     (2,349,516)       (667,094)             --     (4,353,462)
    Progressive jackpots                       --       (269,561)       (322,665)       (387,602)             --       (979,828)
    Outstanding chips and tokens               --       (104,175)        (91,247)        (39,152)             --       (234,574)
    Other                                      --       (788,550)     (1,095,992)     (1,152,148)             --     (3,036,690)
 Long term debt                                --       (394,064)             --              --              --       (394,064)

                                     ------------   ------------    ------------    ------------    ------------   ------------
                                     $ 28,949,595   $ 40,704,997    $ 65,054,132    $ 37,583,761    $ (1,904,147)  $170,388,338
                                     ============   ============    ============    ============    ============   ============


    (1) The elimination entry is for the intercompany purchase and sale of property and equipment.

    Net property and equipment held for sale consists of the following at December 31, 2000:


                                                                                                     ESTIMATED
                                                                                                    SERVICE LIFE
                                                                                                   -------------
Land used in casino operations                                                    $  18,204,843               --
Buildings and improvements                                                          122,789,471    7-40 years
Site improvements                                                                    20,960,324    20 years
Barge and improvements                                                               12,896,235    15 years
Furniture, fixtures and equipment                                                    67,330,488    3-12 years
                                                                                  -------------    -------------

                                                                                    242,181,361
Less accumulated depreciation and amortization                                      (91,240,929)
                                                                                  -------------

                                                                                    150,940,432
Construction in progress                                                                764,698
                                                                                  -------------

Total                                                                             $ 151,705,130
                                                                                  =============

7.  LONG TERM DEBT

    The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes will mature on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999, December 15, 1999 and June 15, 2000. Under the Note Indenture, an Event of Default occurred on July 15, 1999, and continued until the Company filed the Bankruptcy Cases. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. In accordance with the Indenture, the Company began accruing interest on the unpaid interest at 13.25% effective June 16, 1999 until the filing of the

    Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to unpaid and accrued Indenture Trustee's fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture.

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

    In December 2000, the Company terminated its Credit Facility with a lending institution. At December 31, 1999, $5.0 million was available for capital expenditures at Fitzgeralds Black Hawk and $10.0 million was available for general corporate purposes.



Long-term debt outstanding at December 31,
                                                                                      2000             1999
                                                                                  -------------    -------------
The Notes; (net of unamortized discount of $1,549,855
   in 2000 and $1,833,418 in 1999)                                                $ 203,450,145    $ 203,166,582

Note payable to acquire a parking garage secured by
   the parking garage; monthly installments of $21,713,
   including interest at 10.0% with final balloon payment
   due February 2010                                                                  2,216,014               --

Contracts payable secured by certain equipment due
   in maximum aggregate monthly installments of $40,792
   and $83,158, with varying maturity dates through 2006                                935,298        1,272,097
   and 2005, respectively
                                                                                  -------------    -------------
Total debt                                                                          206,601,457      204,438,679
Less debt accelerated due to default                                                         --     (203,166,582)
Less liabilities subject to compromise                                             (203,450,145)              --
Less net assets held for sale                                                          (634,352)              --
Less current portion                                                                   (109,937)        (673,619)
                                                                                  -------------    -------------
Long term debt                                                                    $   2,407,023    $     598,478
                                                                                  =============    =============




The scheduled maturities of long-term debt are as follows for the year ending December 31,


               2001                                                 $     350,225
               2002                                                       243,964
               2003                                                       255,032
               2004                                                       218,184
               2005                                                       111,674
               Thereafter                                               1,972,233
               Unknown                                                203,450,145
                                                                    -------------
               Total                                                $ 206,601,457
                                                                    =============

8.  COMMITMENTS

    Future minimum rental payments under operating leases with non-cancelable lease terms in excess of one year are as follows:


          Year Ending December 31,
          2001                                         $ 1,968,199
          2002                                           1,625,933
          2003                                           1,473,555
          2004                                           1,249,460
          2005                                           1,159,749
          Thereafter                                     8,296,012
                                                       -----------
          Total                                        $15,772,908
                                                       ===========

    Such operating lease commitments primarily relate to equipment, signs, warehouses and ground leases on which the Company's buildings and equipment reside. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2,797,177, $2,845,668 and $1,719,876, respectively.

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

    Consistent with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors. In accordance with the Restructuring Agreement, the Company has agreed not to assume these employment agreements as provided for in section 365 of the Bankruptcy Code.


9.  RELATED PARTY TRANSACTIONS

    In 1999, demand notes of $304,638 from shareholders that bear interest at 6.24% were retired and treated as additional paid-in-capital.


10. PROFIT SHARING PLAN

    The Company has contributory profit-sharing plans for eligible employees. The Company's contribution to the plans for any year, as determined by the Board of Directors, is discretionary. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.

    The Company amended the plans to include a 401(k) savings plan whereby eligible employees may contribute up to 20% of their salary, which is matched by the Company at 25 cents per employee dollar contributed, up to a maximum of 6% of their salary. The Company's matching contributions were $346,377, $332,155 and $329,217 for the years ended December 31, 2000, 1999 and 1998.

    Each employee age 21 or older completing 1,000 or more hours of service during the twelve-month period preceding the entry dates, January 1, April 1, July 1 or October 1, is eligible to participate in the plans.

    In addition, the Company contributes to multi-employer defined contribution pension plans under various union agreements. Contributions, based on wages paid to covered employees, were $351,847, $537,998 and $430,071 for the years ended December 31, 2000, 1999 and 1998.


11. IMPAIRMENT LOSS

    In 1998, the Company recorded an impairment loss of $798,607 related to its 17.76% ownership interest in the Fremont Street Experience, Limited Liability Company ("FSE"). This impairment loss is principally due to significant levels of operating losses by FSE. Management expects this trend to continue and, therefore, does not expect to recover its investment in this entity.


12. STOCKHOLDERS' DEFICIENCY

    The Restructuring Agreement requires that all of the existing Common Stock and Preferred Stock of the Company to be canceled and extinguished without payment therefor. It is not expected that any distribution will be made to holders of the existing capital stock of the Company.

    PREFERRED STOCK

    As part of a public offering of $123.0 million senior secured notes (the "1995 Notes"), the Company issued 800,000 shares of Preferred Stock with a liquidation preference of $20 million dollars ($25 per share), plus accrued and unpaid dividends. Cash dividends on the Preferred Stock are payable out of funds legally available therefor (when and if declared by the Company's Board of Directors) in an amount equal to 15% of the liquidation preference. Dividends not paid (whether or not declared) are cumulative from December 19, 1995, compounded quarterly. The Indenture restricts the Company's ability to pay dividends on the Preferred Stock, and the Company has no current intention to pay any dividends on the Preferred Stock. The Preferred Stock was redeemable by the Company at any time at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption subject to restrictions in the Indenture. The Company was obligated to redeem all of the Preferred Stock on December 31, 2005 at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption. In the event that the Company consummated a Qualified Public Offering (Qualified Public Offering means a firm commitment underwritten public offering of Common Stock of the Company for which the Company receives net proceeds of at least $25 million, and after which the Common Stock is traded on a national securities exchange or quoted on the Nasdaq National Market), it would have been required to offer to repurchase 35% of the Preferred Stock at a price equal to 100% of the liquidation preference on the date of repurchase. The Company has not paid any cash dividends on its Preferred Stock and because of the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement, the Company does not anticipate paying any cash dividends. The Restructuring Agreement requires that as part of the bankruptcy process, all of the existing Preferred Stock is to be cancelled and extinguished without any payment. It is not expected that any distribution will be made to the holders of the Preferred Stock.

    WARRANTS AND COMMON STOCK

    As part of the offering of the 1995 Notes, the Company issued 2,675,237 warrants, each exercisable for one share of the Company's Common Stock at an exercise price of $.01 per share (the "Warrants"). In connection with the offering of the Notes and the repayment of the 1995 Notes, the Company canceled 703,402 of the Warrants. The remaining Warrants had an expiration date of December 19, 1998. The Warrant Agent timely received notice of exercise for 1,495,236 Warrants and 476,599 Warrants expired.

    In September 1999, the Company issued 1,495,236 shares of Common Stock to exercising Warrant holders in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933 and on the basis that there was no public offering of the Common Stock underlying the Warrants. The Company received $14,952, representing the exercise price of the Warrants.

    The Company has not paid any cash dividends on its Common Stock and because of the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement the Company does not anticipate paying any cash dividends. The Restructuring Agreement requires that as part of the bankruptcy process, all of the existing Common Stock is to be cancelled and extinguished without any payment. It is not expected that any distribution will be made to the holders of the Common Stock.

    In March 1994, as part of the issuance of $36 million of 13% senior secured notes due 1996, FSI issued warrants (the "FSI Warrants") to purchase 100,559 shares of its common stock. No value was ascribed to the FSI Warrants. The FSI Warrants were exercisable at $.01 per share, expired five years from the closing of the offering for these notes and were subject to certain anti-dilution adjustments. FSI Warrants to purchase 54,384 shares of common stock of FSI were also issued to the sales agent. These FSI Warrants were exercisable at $32.18 per share and expired five years from the closing of the offering. All FSI Warrants issued in connection with this note offering were exercisable only for shares of common stock of FSI. The notes issued in 1994 by FSI were repaid from a portion of the proceeds from the offering of the 1995 Notes, at which time the Company repurchased approximately 59% of the $.01 FSI Warrants, leaving 73,250 FSI Warrants outstanding. The warrant agent timely received notice of exercise for 8,500 shares of common stock of FSI and 64,750 FSI Warrants expired. No additional shares of common stock of FSI were issued as of December 31, 2000.

    STOCK OPTIONS

    Prior to the commencement of the Bankruptcy Cases, the Stock Option Plan was administered by the Board of Directors or, at its discretion, by a committee of the Board of Directors appointed for that purpose (the "Stock Option Plan Committee"), which, subject to the terms of the Stock Option Plan, had the authority in its sole discretion to interpret the Plan and to determine: (a) the individuals to whom options shall be granted; (b) the time or times at which options may be exercised; (c) the number of shares subject to each option; (d) the option price and the duration of each option granted; and
    (e) all of the other terms and conditions of options granted under the Stock Option Plan. As of December 31, 2000, no options were outstanding under the Stock Option Plan. In accordance with the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement, no additional options will be granted under the Stock Option Plan and the Stock Option Plan will be terminated during the pendency of the Bankruptcy Cases.

    The exercise price of incentive stock options granted under the Stock Option Plan was required to be at least equal to the fair market value of the shares on the date of grant (110% of fair market value in the case of participants possessing more than 10% of the combined voting power of the Company or any of its subsidiaries) and was not permitted to have a term in excess of 10 years from the date of grant (five years in the case of participants possessing more than 10% of the combined voting power of the Company). In no event could the aggregate fair market value (determined as of the time the option is granted) of the shares with respect to which incentive stock options (granted under the Stock Option Plan and all other plans of the Company or any of its subsidiaries) are exercisable for the first time by an optionee in any calendar year exceed $100,000.

    All stock options issued in prior years expired on December 31, 2000, with no stock options exercised.

    A summary of the status of the Company's stock option grants as of December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:



                                                                 WEIGHTED
                                                                  AVERAGE
                                                                 EXERCISE
                                                     SHARES        PRICE
                                                    ---------    ---------

Outstanding at  January 1, 1998                       676,974    $    1.03
Canceled                                              (55,524)        1.00
Re-granted                                             55,524         1.00
Forfeited                                            (112,450)        1.00
                                                    ---------    ---------

Outstanding at December 31, 1998                      564,524         1.04
Canceled                                             (321,138)        1.02
Re-granted                                             53,261         1.00
Forfeited                                             (25,647)        1.00
                                                    ---------    ---------

Outstanding at December 31, 1999                      271,000         1.04
Canceled                                             (271,000)        1.00
                                                    ---------    ---------

Outstanding and exercisable at December 31, 2000           --    $      --
                                                    =========    =========

    Such options are not included in the computation of diluted earnings per share for the years ended December 31, 1999 and 1998. As of December 31, 2000, no options were outstanding under the Stock Option Plan.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The Company did not have any compensation cost that has been charged against income for its plans in 2000, 1999 and 1998. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's pro forma net loss and loss per common share-basic would have been the amounts indicated below:


                                                             2000              1999              1998
                                                       --------------    --------------    --------------

Net loss                      As reported              $  (16,386,326)   $  (17,954,354)   $   (8,666,827)
                              Proforma                    (16,386,326)      (17,954,354)       (8,669,735)

Loss per common share         As reported              $        (4.14)   $        (5.35)   $        (3.35)
                              Proforma                          (4.14)            (5.35)            (3.35)

    The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 1999 and 1998; risk-free interest rate of 5.84% and 5.38%, respectively. The weighted average fair value of options granted during 1999 and 1998 was $1.00. In 2000, no options were granted.

13. INCOME TAXES

    A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated loss before taxes is as follows:


                                                                2000                1999                1998
                                                           -------------       -------------       -------------
Tax benefit at U.S. statutory rate                         $   6,399,031       $   6,284,023       $   3,033,390
Increase in valuation allowance                               (6,387,636)         (5,481,709)         (2,696,503)
Other                                                            (11,395)           (802,314)           (336,887)
                                                           -------------       -------------       -------------

Total                                                      $          --       $          --       $          --
                                                           =============       =============       =============

    The following summarizes the effect of deferred income tax items and the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax items comprising the Company's net deferred tax asset as of December 31, 2000 are as follows:


                                                              CURRENT           NONCURRENT            TOTAL
                                                           -------------       -------------       -------------
Deferred tax assets:
  Accrued and other liabilities                            $     650,280       $          --       $     650,280
  Bad debt reserve                                                53,715                  --              53,715
  FICA credits not utilized                                           --             614,868             614,868
  NOL carryforward                                                    --          39,029,518          39,029,518
  Other                                                               --             372,814             372,814
                                                           -------------       -------------       -------------

                                                                 703,995          40,017,200          40,721,195
                                                           -------------       -------------       -------------

Deferred tax liabilities:
  Difference between book and
    tax basis of property                                             --           8,441,062           8,441,062
  Intangibles                                                                        710,827             710,827
  Prepaid expenses                                             1,228,452                  --           1,228,452
  Differences from flow through entity                                --              98,482              98,482
                                                           -------------       -------------       -------------

                                                               1,228,452           9,250,371          10,478,823
                                                           -------------       -------------       -------------

                                                                (524,457)         30,766,829          30,242,372
Less:  valuation allowance                                       524,457         (30,766,829)        (30,242,372)
                                                           -------------       -------------       -------------

Net                                                        $          --       $          --       $          --
                                                           =============       =============       =============

    The tax items comprising the Company's net deferred tax asset as of December 31, 1999 are as follows:




                                                              CURRENT           NONCURRENT            TOTAL
                                                           -------------       -------------       -------------
Deferred tax assets:
  Accrued and other liabilities                            $     932,984       $          --       $     932,984
  Bad debt reserve                                               141,750                  --             141,750
  FICA credits not utilized                                           --             623,755             623,755
  NOL carryforward                                                    --          31,741,121          31,741,121
  Differences from flow through entity                                --             126,503             126,503
  Other                                                               --              61,788              61,788
                                                           -------------       -------------       -------------

                                                               1,074,734          32,553,167          33,627,901
                                                           -------------       -------------       -------------


Deferred tax liabilities:
  Difference between book and
    tax basis of property                                             --           8,524,349           8,524,349
  Intangibles                                                         --             272,246             272,246
  Prepaid expenses                                               976,571                  --             976,571
                                                           -------------       -------------       -------------

                                                                 976,571           8,796,595           9,773,166
                                                           -------------       -------------       -------------

                                                                  98,163          23,756,572          23,854,735
Less:  valuation allowance                                       (98,163)        (23,756,572)        (23,854,735)
                                                           -------------       -------------       -------------

Net                                                        $          --       $          --       $          --
                                                           =============       =============       =============


    Due to the uncertainty of the realization of certain tax carry forward items, a valuation allowance has been established in the amount of $30.2 million at December 31, 2000. Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Company generating sufficient taxable income prior to expiration of the loss and credit carry forwards.

    As of December 31, 2000, the Company had a consolidated net operating loss carry forward of approximately $111.5 million and a tax credit carry forward of $0.6 million, which are available to offset future tax through 2020. Of the loss carry forward, $3.7 million is available only to offset future taxable income of FMI. The availability of the loss and credit carry forwards may be subject to limitations under sections 382 and 383 of the Internal Revenue Code in the event of a significant change of ownership.


14. CONTINGENCIES

    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk which are not reflected in the accompanying consolidated balance sheets.

    The Company has an irrevocable letter of credit with a bank in the amount of $164,000 that expires on November 1, 2001 and may be drawn upon by the State of Nevada Insurance Division in the event that Fitzgeralds Reno, Nevada Club or Fitzgeralds Las Vegas fails to pay workers' compensation benefits to its employees under a self-insurance program. The letter of credit is secured with a certificate of deposit for $164,000.

    The Company has an irrevocable letter of credit with an insurance company in the amount of $600,000 which expires on October 13, 2001 and serves as collateral for a $2.5 million surety bond, enabling the Company to remain a participant in the State of Nevada self-insured workers' compensation program. The letter of credit is secured with a certificate of deposit for $600,000.

    The Company has irrevocable letters of credit with a bank in the amount of $430,000 and $290,000. Such letters, which expire on March 31, 2001 and April 1, 2001, respectively, may be drawn by an insurance company in the event that Fitzgeralds Tunica or Fitzgeralds Black Hawk fails to pay worker's compensation benefits to its employees. The letters of credit are secured with certificates of deposit for $430,000 and $290,000.

    The Company has an irrevocable letter of credit with a bank in the amount of $105,000 that expires on January 1, 2001 and may be drawn upon by certain individuals in the event that Fitzgeralds Reno is unable to make certain rental payments on leased property. The letter of credit is secured with a certificate of deposit for $105,000.

    At December 31, 2000, no amounts were drawn on the above investment or letters of credit, and management does not expect any adverse effects on the Company's operating results.

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

    On November 30, 1998, the Company filed a lawsuit against the City to challenge the method by which the special assessment to be levied against the Company was determined. Based on preliminary plans prepared by the City, Fitzgeralds Reno would expect to lose several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and be required to relocate the hotel entrance currently on Commercial Row. The City has also subsequently indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway. Implementation of the ReTRAC Project under these circumstances would cause the Company to suffer significant and permanent loss in business revenue and income; certain operating efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass.

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

    After hearing oral arguments and considering the parties' briefs, the Court concluded that there was insufficient evidence before the Reno City Council to support a finding that the ReTRAC Project confers a special benefit on Fitzgeralds Reno as is required by statute before a special assessment may be imposed. The Court remanded the matter to the Reno City Council and directed the council to conduct a new hearing to consider evidence as to whether Fitzgeralds Reno would receive a special benefit from the proposed project.

    On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which has previously been estimated to be $218 million. It is anticipated that the construction cost analysis will be completed in April 2002.

    The Company cannot predict what action the City of Reno will take or whether or when the City will negotiate mitigation measures and whether such measures could or would fully compensate the Company for the fair market value of its property taken in connection with the ReTRAC project and anticipated operating losses.

    Other Matters - The Company is a party to various lawsuits relating to routine matters incidental to its business. The Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.


15. SEGMENT INFORMATION

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

    Assets are principally cash and cash equivalents, property and equipment and goodwill related to the acquisition of the remaining 78% membership interest in 101 Main. No single customer accounts for more than 10% of revenue.

    A summary of the Company's operations by business segment for 2000, 1999 and 1998 is presented below:


                                                                          YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                               2000                1999                1998
                                                           -------------       -------------       -------------
                                                                              (IN THOUSANDS)
Net operating revenues:
   Fitzgeralds Las Vegas                                   $      52,752       $      51,845       $      50,987
   Fitzgeralds Tunica                                             81,561              74,332              68,349
   Fitzgeralds Reno                                               41,203              40,019              39,729
   Fitzgeralds Black Hawk                                         37,728              36,202              36,256
   Other(1)                                                          154                  --              11,742
                                                           -------------       -------------       -------------
     Total Properties                                            213,398             202,398             207,063

   Nevada Club                                                        --                  --                  62
                                                           -------------       -------------       -------------

Total                                                      $     213,398       $     202,398       $     207,125
                                                           =============       =============       =============


                                                                          YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                               2000                1999                1998
                                                           -------------       -------------       -------------
                                                                              (IN THOUSANDS)
Income (loss) from operations:
   Fitzgeralds Las Vegas                                   $          (7)      $      (1,115)      $        (594)
   Fitzgeralds Tunica                                              9,018               5,322               2,063
   Fitzgeralds Reno(2)                                             2,716               2,151               2,400
   Fitzgeralds Black Hawk                                          6,385               7,517               9,074
   Other(1)                                                       (3,581)             (2,322)              9,414
                                                           -------------       -------------       -------------
     Total Properties                                             14,531              11,553              22,357

   Nevada Club                                                       (50)                (90)               (566)
   Harolds Club                                                       --                 (64)               (111)
                                                           -------------       -------------       -------------

Total                                                      $      14,481       $      11,399       $      21,680
                                                           =============       =============       =============

    Reconciliation of total business segment operating income to consolidated net loss before income tax and extraordinary item:

   Total segment operating income                          $      18,112       $      13,875       $      12,943
   Nevada Club                                                       (50)                (90)               (566)
   Harolds Club                                                       --                 (64)               (111)
   Other                                                          (7,581)             (6,320)              9,414
   Eliminations                                                   11,572              17,240               9,112
   Interest Income                                                 1,040                 536                 527
   Interest income - shareholder and inter-company                29,659              31,879              32,110
   Interest expense                                              (31,843)            (29,704)            (27,154)
   Interest expense - shareholder and inter-company              (29,586)            (31,808)            (32,057)
   Other expense                                                  (7,709)            (13,498)            (12,885)
                                                           -------------       -------------       -------------

Net loss before income tax                                 $     (16,386)      $     (17,954)      $      (8,667)
                                                           =============       =============       =============

EBITDA(3):
   Fitzgeralds Las Vegas(4)                                $       3,692       $       2,594       $       2,682
   Fitzgeralds Tunica                                             15,253              11,553               8,051
   Fitzgeralds Reno                                                4,947               4,588               4,805
   Fitzgeralds Black Hawk                                          8,138               9,303              10,863
   Other(1)                                                       (3,521)             (2,281)              9,622
                                                           -------------       -------------       -------------

     Total Properties                                             28,509              25,757              36,023
   Nevada Club                                                       (50)                (90)               (561)
   Harolds Club                                                       --                 (64)               (111)
                                                           -------------       -------------       -------------

     Total EBITDA                                                 28,459              25,603              35,351
   Adjustments to EBITDA(5)                                        3,401               2,325              (5,328)
                                                           -------------       -------------       -------------

     Adjusted EBITDA                                       $      31,860       $      27,928       $      30,023
                                                           =============       =============       =============


                                                                          YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                               2000                1999                1998
                                                           -------------       -------------       -------------
                                                                              (IN THOUSANDS)
Segment depreciation and amortization:
   Fitzgeralds Las Vegas                                   $       3,698       $       3,709       $       3,276
   Fitzgeralds Tunica                                              6,235               6,231               5,987
   Fitzgeralds Reno                                                2,231               2,437               2,405
   Fitzgeralds Black Hawk                                          1,755               1,786               1,789
   Other                                                              59                  40                 214
                                                           -------------       -------------       -------------

Total                                                      $      13,978       $      14,203       $      13,671
                                                           =============       =============       =============


Segment assets:
   Fitzgeralds Las Vegas                                   $      42,657       $      46,788       $      48,535
   Fitzgeralds Tunica                                             65,943              69,869              72,470
   Fitzgeralds Reno                                               34,579              32,020              37,302
   Fitzgeralds Black Hawk                                         38,728              40,371              41,019
   Other                                                           6,141              17,749               9,871
                                                           -------------       -------------       -------------

Total                                                      $     188,048       $     206,797       $     209,197
                                                           =============       =============       =============


Expenditures for additions to long-lived assets:
   Fitzgeralds Las Vegas                                   $       1,619       $       1,635       $       1,832
   Fitzgeralds Tunica                                              6,199               2,393               2,903
   Fitzgeralds Reno                                                4,103               1,387               3,260
   Fitzgeralds Black Hawk                                          1,518                 687               1,312
   Other                                                              25                  82                   8
                                                           -------------       -------------       -------------

Total                                                      $      13,464       $       6,184       $       9,315
                                                           =============       =============       =============

----------
(1) Other includes (i) management fees from Cliff Castle for 1998; (ii) payments from the Turning Stone settlement agreement for 1998; (iii) non-recurring revenue of $8.0 million for termination of the Cliff Castle Management Agreement in 1998; (v) corporate expenses not allocated to the Operating Properties for all periods presented, which includes pre-petition restructuring expenses of $3.2 million and $2.2 million for 2000 and 1999, respectively and $0.1 million of post-petition professional fees and expenses, net of interest income included in reorganization items for 2000.

(2) Excludes inter-company debt write-off of $3.2 million from Nevada Club in 1999.

(3) EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles ("GAAP") appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(4) Fitzgeralds Las Vegas invested $0.9 million, $0.9 million and $0.8 million for 2000, 1999 and 1998, respectively, in FSE. Prior to 1999, such investments were reported under the equity method with no impact on earnings. The 1999 investment was charged against earnings. See Note 11 "Impairment Loss" of Notes to Consolidated Financial Statements.

(5) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for all periods presented; (ii) exclusion of EBITDA for Harolds Club for 1999 and 1998 (iii) exclusion of write down of Nevada Club assets of $0.03 million and $0.2 million 1999 and 1998, respectively; (iv) exclusion of Harolds Club lease settlements of $0.06 million and $0.1 million 1999 and 1998, respectively; (v) exclusion of $6.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement in 1998; (vi) exclusion of pre-petition professional fees and expenses incurred with the Company's restructuring of $3.2 million and $2.2 million for 2000 and 1999, respectively; and (vii) exclusion of $0.1 million of post-petition professional fees and expenses, net of interest income included in reorganization items.


16. GUARANTEE OF THE NOTES

    The Company's obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries of the Company (other than FAMI, FNYI, and NCI). Subject to certain exceptions, the guarantee of the Notes is secured by a lien on substantially all assets of the Guarantor Subsidiaries other than certain excluded assets, as defined. Such excluded assets include, among other things, (i) cash, deposit accounts and other cash equivalents of $8,170,879 and $22,010,057 at December 31, 2000 and 1999, respectively; (ii) furniture, fixtures and equipment with a net book value of $1,033,306 and $1,343,984 at December 31, 2000 and 1999,
    respectively, securing certain non-recourse indebtedness; and (iii) any agreements, permits, licenses or the like that cannot be subjected to a lien without the consent of third parties, which consent is not obtainable by the Company (including all gaming licenses of the Company and its restricted subsidiaries as defined), provided that excluded assets does not include the proceeds of the assets under clauses (ii) or (iii) or any other collateral to the extent such proceeds do not constitute excluded assets under clause
    (i) above. On December 5, 2000, the Company commenced the Bankruptcy Cases (see Note 2).

    Condensed consolidating financial statement information for Fitzgeralds Gaming Corporation, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminating Entries (which consist principally of the elimination of inter-company loan and investment accounts) follows:

Condensed consolidating balance sheet information as of December 31, 2000:


                                            FITZGERALDS                           NON
                                              GAMING          GUARANTOR        GUARANTOR       ELIMINATING        CONSOLIDATED
                                            CORPORATION     SUBSIDIARIES     SUBSIDIARIES        ENTRIES              TOTAL
                                           -------------    -------------    -------------    -------------       -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents               $   2,168,037    $   6,002,842    $      10,509    $          --       $   8,181,388
   Accounts and notes receivable, net            289,432          286,333               --               --             575,765
   Inventories                                        --          471,913               --               --             471,913
   Prepaid and other current assets              404,944        1,983,575               --               --           2,388,519
                                           -------------    -------------    -------------    -------------       -------------
    Total current assets                       2,862,413        8,744,663           10,509               --          11,617,585

PROPERTY AND EQUIPMENT, NET                       77,030            2,626               --               --              79,656
NET ASSETS HELD FOR SALE                              --      170,388,338               --               --         170,388,338
OTHER ASSETS                                 197,871,465       16,386,529           10,000     (208,305,790)(b)       5,962,204
                                           -------------    -------------    -------------    -------------       -------------
TOTAL                                      $ 200,810,908    $ 195,522,156    $      20,509    $(208,305,790)      $ 188,047,783
                                           =============    =============    =============    =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Current portion of long-term debt                  --          109,937               --               --             109,937
   Accounts payable, accrued and other         2,842,743        2,507,968           13,015       (1,504,076)(c)       3,859,650
                                           -------------    -------------    -------------    -------------       -------------

    Total current liabilities                  2,842,743        2,617,905           13,015       (1,504,076)          3,969,587
                                           -------------    -------------    -------------    -------------       -------------

LIABILITIES SUBJECT TO COMPROMISE            258,255,041      259,654,258           88,240     (275,127,710)(a)     242,869,829
LONG TERM DEBT, Net of current portion                --        2,407,023               --               --           2,407,023
                                           -------------    -------------    -------------    -------------       -------------

   Total liabilities                         261,097,784      264,679,186          101,255     (276,631,786)        249,246,439

CUMULATIVE REDEEMABLE
   PREFERRED STOCK                            36,406,159               --               --               --          36,406,159
STOCKHOLDERS' EQUITY (DEFICIENCY)            (96,693,035)     (69,157,030)         (80,746)      68,325,996(d)      (97,604,815)
                                           -------------    -------------    -------------    -------------       -------------
TOTAL                                      $ 200,810,908    $ 195,522,156    $      20,509    $(208,305,790)      $ 188,047,783
                                           =============    =============    =============    =============       =============

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

Condensed consolidating balance sheet information as of December 31, 1999:

                                            FITZGERALDS                           NON
                                              GAMING          GUARANTOR        GUARANTOR       ELIMINATING        CONSOLIDATED
                                            CORPORATION     SUBSIDIARIES     SUBSIDIARIES        ENTRIES              TOTAL
                                           -------------    -------------    -------------    -------------       -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents               $   9,204,431    $  12,805,626    $     105,537    $          --       $  22,115,594
   Accounts and notes receivable, net              3,261        1,413,534               --               --           1,416,795
   Inventories                                        --        1,771,327               --               --           1,771,327
   Prepaid and other current assets              396,037        3,841,670               --               --           4,237,707
                                           -------------    -------------    -------------    -------------       -------------

    Total current assets                       9,603,729       19,832,157          105,537               --          29,541,423

PROPERTY AND EQUIPMENT, NET                      110,789      151,906,272               --               --         152,017,061
OTHER ASSETS                                 196,521,739       26,022,397               --     (197,306,130)(b)      25,238,006
                                           -------------    -------------    -------------    -------------       -------------

TOTAL                                      $ 206,236,257    $ 197,760,826    $     105,537    $(197,306,130)      $ 206,796,490
                                           =============    =============    =============    =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Debt accelerated due to default         $ 203,166,582    $          --    $          --    $          --       $ 203,166,582
   Current portion of long-term debt             178,470          495,149               --               --             673,619
   Accounts payable, accrued and other        31,236,099       17,199,789           31,854       (1,576,310)(c)      46,891,432
                                           -------------    -------------    -------------    -------------       -------------

    Total current liabilities                234,581,151       17,694,938           31,854       (1,576,310)        250,731,633
                                           -------------    -------------    -------------    -------------       -------------

LONG TERM DEBT, Net of current portion        16,977,829      247,677,421               22     (264,056,794)(a)         598,478
                                           -------------    -------------    -------------    -------------       -------------

   Total liabilities                         251,558,980      265,372,359           31,876     (265,633,104)        251,330,111

CUMULATIVE REDEEMABLE
   PREFERRED STOCK                            29,962,511               --               --               --          29,962,511
STOCKHOLDERS' EQUITY (DEFICIENCY)            (75,285,234)     (67,611,533)          73,661       68,326,974 (d)     (74,496,132)
                                           -------------    -------------    -------------    -------------       -------------

TOTAL                                      $ 206,236,257    $ 197,760,826    $     105,537    $(197,306,130)      $ 206,796,490
                                           =============    =============    =============    =============       =============

(a) To eliminate inter-company accounts and notes payable.
(b) To eliminate inter-company accounts and notes receivable, investment in subsidiaries and other capitalized costs.
(c) To eliminate inter-company deferred interest income.
(d) To eliminate investment in subsidiaries, other capitalized costs and inter-company deferred interest income.

Condensed consolidating statement of operations information for the year ended December 31, 2000:


                                            FITZGERALDS                           NON
                                              GAMING          GUARANTOR        GUARANTOR       ELIMINATING        CONSOLIDATED
                                            CORPORATION     SUBSIDIARIES     SUBSIDIARIES        ENTRIES              TOTAL
                                           -------------    -------------    -------------    -------------       -------------
OPERATING REVENUES:
  Casino                                   $          --    $ 181,724,286    $          --    $          --       $ 181,724,286
  Food and beverage                                   --       25,809,006               --               --          25,809,006
  Rooms                                               --       22,060,254               --               --          22,060,254
  Other                                          153,571        4,396,112               --               --           4,549,683
                                           -------------    -------------    -------------    -------------       -------------
   Total                                         153,571      233,989,658               --               --         234,143,229
  Less promotional allowances                         --       20,745,442               --               --          20,745,442
                                           -------------    -------------    -------------    -------------       -------------
   Net revenue                                   153,571      213,244,216               --               --         213,397,787
                                           -------------    -------------    -------------    -------------       -------------

OPERATING COSTS AND
   EXPENSES:
  Casino                                              --       89,127,840               --               --          89,127,840
  Food and beverage                                   --       15,398,511               --               --          15,398,511
  Rooms                                               --       12,793,036               --               --          12,793,036
  Other operating expense                             --        2,115,389               --               --           2,115,389
  Selling, general and administrative          7,564,174       61,739,708           50,884       (4,000,000)(g)      65,354,766
  Depreciation and amortization                   58,259       13,919,596               --               --          13,977,855
  Reorganization items                           110,569           38,967               --               --             149,536
                                           -------------    -------------    -------------    -------------       -------------
   Total                                       7,733,002      195,133,047           50,884       (4,000,000)        198,916,933
                                           -------------    -------------    -------------    -------------       -------------

INCOME (LOSS) FROM OPERATIONS                 (7,579,431)      18,111,169          (50,884)       4,000,000          14,480,854

OTHER INCOME (EXPENSE):
  Interest income                             30,528,357          168,070            2,150      (29,658,631)(h)       1,039,946
  Interest expense                           (31,531,365)     (29,897,611)              --       29,586,392 (e)     (31,842,584)
  Other income (expense)                      (7,691,360)          (1,711)         (15,851)       7,644,380 (f)         (64,542)
                                           -------------    -------------    -------------    -------------       -------------

NET INCOME (LOSS)                          $ (16,273,799)   $ (11,620,083)   $     (64,585)   $  11,572,141       $ (16,386,326)
                                           =============    =============    =============    =============       =============

-------------
(e) To eliminate inter-company interest expense.
(f) To eliminate interest in loss of subsidiaries and inter-company management fee expense.
(g) To eliminate inter-company management fee expense.
(h) To eliminate inter-company interest income, inter-company management fee income, inter-company deferred interest income, and other inter-company income.

Condensed consolidating statement of operations information for the year ended December 31, 1999:


                                                FITZGERALDS                           NON
                                                  GAMING          GUARANTOR        GUARANTOR       ELIMINATING        CONSOLIDATED
                                                CORPORATION     SUBSIDIARIES     SUBSIDIARIES        ENTRIES              TOTAL
                                               -------------    -------------    -------------    -------------       -------------
OPERATING REVENUES:
  Casino                                       $          --    $ 171,739,693    $          --    $          --       $ 171,739,693
  Food and beverage                                       --       24,603,925               --               --          24,603,925
  Rooms                                                   --       21,551,208               --               --          21,551,208
  Other                                                   --        3,627,105               45               --           3,627,150
                                               -------------    -------------    -------------    -------------       -------------
   Total                                                  --      221,521,931               45               --         221,521,976
  Less promotional allowances                             --       19,123,882               --               --          19,123,882
                                               -------------    -------------    -------------    -------------       -------------
   Net revenue                                            --      202,398,049               45               --         202,398,094
                                               -------------    -------------    -------------    -------------       -------------

OPERATING COSTS AND
   EXPENSES:
  Casino                                                  --       83,895,369               --               --          83,895,369
  Food and beverage                                       --       15,505,671             (884)              --          15,504,787
  Rooms                                                   --       12,563,589               --               --          12,563,589
  Other operating expense                                 --        2,046,933               --               --           2,046,933
  Selling, general and administrative              6,259,315       60,368,306           60,235       (4,000,000)(g)      62,687,856
  Depreciation and amortization                       38,624       14,164,333               --               --          14,202,957
  Write-down of assets and lease
   settlement                                             --           97,759               --               --              97,759
                                               -------------    -------------    -------------    -------------       -------------
   Total                                           6,297,939      188,641,960           59,351       (4,000,000)        190,999,250
                                               -------------    -------------    -------------    -------------       -------------

INCOME (LOSS) FROM OPERATIONS                     (6,297,939)      13,756,089          (59,306)       4,000,000          11,398,844

OTHER INCOME (EXPENSE):
  Interest income                                 32,278,886          129,862            5,807      (31,878,825)(h)         535,730
  Interest expense                               (29,391,019)     (32,119,599)              --       31,806,649 (e)     (29,703,969)
  Other income (expense)                         (13,341,248)      (3,195,441)       3,022,714       13,329,016 (f)        (184,959)
                                               -------------    -------------    -------------    -------------       -------------

NET INCOME (LOSS)                              $ (16,751,320)   $ (21,429,089)   $   2,969,215    $  17,256,840       $ (17,954,354)
                                               =============    =============    =============    =============       =============

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

Condensed consolidating statement of operations information for the year ended December 31, 1998:


                                                FITZGERALDS                           NON
                                                  GAMING          GUARANTOR        GUARANTOR       ELIMINATING        CONSOLIDATED
                                                CORPORATION     SUBSIDIARIES     SUBSIDIARIES        ENTRIES              TOTAL
                                               -------------    -------------    -------------    -------------       -------------
OPERATING REVENUES:
  Casino                                       $          --    $ 162,506,030    $          --    $          --       $ 162,506,030
  Food and beverage                                       --       24,936,289               --               --          24,936,289
  Rooms                                                   --       21,213,266               --               --          21,213,266
  Other                                                   --        4,639,429       11,106,453               --          15,745,882
                                               -------------    -------------    -------------    -------------       -------------
   Total                                                  --      213,295,014       11,106,453               --         224,401,467
  Less promotional allowances                             --       17,276,879               --               --          17,276,879
                                               -------------    -------------    -------------    -------------       -------------
   Net revenue                                            --      196,018,135       11,106,453               --         207,124,588
                                               -------------    -------------    -------------    -------------       -------------

OPERATING COSTS AND
   EXPENSES:
  Casino                                                  --       81,439,540           98,950               --          81,538,490
  Food and beverage                                       --       18,290,363            5,163               --          18,295,526
  Rooms                                                   --       12,579,464               --               --          12,579,464
  Other operating expense                                 --        2,162,019               --               --           2,162,019
  Selling, general and administrative              5,470,096       55,150,699          308,729       (4,073,182)(g)      56,856,342
  Depreciation and amortization                       23,502       13,456,510          190,784               --          13,670,796
  Write-down of assets and lease
  settlement                                            (260)         110,738          231,250               --             341,728
                                               -------------    -------------    -------------    -------------       -------------
   Total                                           5,493,338      183,189,333          834,876       (4,073,182)        185,444,365
                                               -------------    -------------    -------------    -------------       -------------

INCOME (LOSS) FROM OPERATIONS                     (5,493,338)      12,828,802       10,271,577        4,073,182          21,680,223

OTHER INCOME (EXPENSE):
  Interest income                                 32,352,261          194,057           80,266      (32,099,206)(h)         527,378
  Interest expense                               (26,250,515)     (32,675,237)        (274,438)      32,027,036 (e)     (27,173,154)
  Other income (expense)                          (7,772,650)      16,415,898         (866,903)     (11,477,619)(f)      (3,701,274)
                                               -------------    -------------    -------------    -------------       -------------

  Income (loss)                                   (7,164,242)      (3,236,480)       9,210,502       (7,476,607)         (8,666,827)
  Income tax (provision) benefit                    (185,715)              --          185,715               --                  --
                                               -------------    -------------    -------------    -------------       -------------

NET INCOME (LOSS)                              $  (7,349,957)   $  (3,236,480)   $   9,396,217    $  (7,476,607)      $  (8,666,827)
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

Condensed consolidating statement of cash flows information for the year ended December 31, 2000:


                                                FITZGERALDS                           NON
                                                  GAMING          GUARANTOR        GUARANTOR       ELIMINATING        CONSOLIDATING
                                                CORPORATION     SUBSIDIARIES     SUBSIDIARIES        ENTRIES              TOTAL
                                               -------------    -------------    -------------    -------------       -------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       $  (4,034,421)   $  14,603,192    $      (5,206)   $          --       $  10,563,565
                                               -------------    -------------    -------------    -------------       -------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Proceeds from sale of assets                          --           41,971               --               --              41,971
    Acquisition of property and equipment            (24,500)     (10,865,165)              --               --         (10,889,665)
    decrease in restricted cash                   (2,799,000)              --               --               --          (2,799,000)
    Dividends received                                    --           89,827               --          (89,827)(a)              --
                                               -------------    -------------    -------------    -------------       -------------

      Net cash used in investing activities       (2,823,500)     (10,733,367)              --               --         (13,646,694)
                                               -------------    -------------    -------------    -------------       -------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
      Repayment of long-term debt                   (178,470)        (560,735)              --               --            (739,205)
      Payment of dividend                                 --               --           89,827          (89,827)(a)              --
                                               -------------    -------------    -------------    -------------       -------------
       Net cash used in financing activities        (178,470)        (560,735)              --               --            (739,205)
                                               -------------    -------------    -------------    -------------       -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            (7,036,391)       3,309,090          (95,033)              --          (3,822,334)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                9,204,428       12,805,624          105,542               --          22,115,594

CASH AND CASH EQUIVALENTS INCLUDED
  IN NET ASSETS HELD FOR SALE                             --      (10,111,872)              --               --         (10,111,872)
                                               -------------    -------------    -------------    -------------       -------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                                  $   2,168,037    $   6,002,842    $      10,509    $          --       $   8,181,388
                                               =============    =============    =============    =============       =============

Condensed consolidating statement of cash flows information for the year ended December 31, 1999:


                                                FITZGERALDS                           NON
                                                  GAMING          GUARANTOR        GUARANTOR       ELIMINATING        CONSOLIDATING
                                                CORPORATION     SUBSIDIARIES     SUBSIDIARIES        ENTRIES              TOTAL
                                               -------------    -------------    -------------    -------------       -------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       $  11,220,021    $  11,943,668    $  (2,379,626)   $     304,635 (b)   $  21,088,698
                                               -------------    -------------    -------------    -------------       -------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Proceeds from sale of assets                          --        1,847,530        2,375,614               --           4,223,144
    Acquisition of property and equipment            (14,301)      (5,624,993)              --               --          (5,639,294)
    decrease in restricted cash                     (544,978)              --               --               --            (544,978)
                                               -------------    -------------    -------------    -------------       -------------

      Net cash used in investing activities         (559,279)      (3,777,463)       2,375,614               --          (1,961,128)
                                               -------------    -------------    -------------    -------------       -------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
      Payment of debt offering costs                (305,424)              --               --               --            (305,424)
      Proceeds from issuance of stock                319,587               --               --         (304,635)(b)          14,952
      Repayment of long-term debt                   (302,991)      (6,320,772)              --               --          (6,623,763)
      Repayment of line of credit                 (3,000,000)              --               --               --          (3,000,000)
      Dividends to minority stockholders                  --               --         (136,330)              --            (136,330)
                                               -------------    -------------    -------------    -------------       -------------
       Net cash provided by (used in)
        financing activities                      (3,288,828)      (6,320,772)        (136,330)        (304,635)        (10,050,565)
                                               -------------    -------------    -------------    -------------       -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             7,371,914        1,845,433         (140,342)              --           9,077,005

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                1,832,514       10,960,191          245,884               --          13,038,589
                                               -------------    -------------    -------------    -------------       -------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                                  $   9,204,428    $  12,805,624    $     105,542    $          --       $  22,115,594
                                               =============    =============    =============    =============       =============

------------
(b) To eliminate inter-company advances.

Condensed consolidating statement of cash flows information for the year ended December 31, 1998:


                                                FITZGERALDS                           NON
                                                  GAMING          GUARANTOR        GUARANTOR       ELIMINATING        CONSOLIDATING
                                                CORPORATION     SUBSIDIARIES     SUBSIDIARIES        ENTRIES              TOTAL
                                               -------------    -------------    -------------    -------------       -------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       $  (3,363,058)   $   2,186,708    $  13,365,299    $          --       $  12,188,949
                                               -------------    -------------    -------------    -------------       -------------

CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Proceeds from sale of assets                          --           81,910          403,298               --             485,208
    Acquisition of property and equipment             (7,920)      (5,143,939)              --               --          (5,151,859)
    Acquisition of assets to be held for sale             --         (374,865)              --               --            (374,865)
    Decrease in restricted cash                      355,572           38,415               --               --             393,987
    Dividends received                             1,000,000       10,443,616               --      (11,443,616)(a)              --
    Other                                                 --         (803,488)              --               --            (803,488)
                                               -------------    -------------    -------------    -------------       -------------

      Net cash provided by (used in)
         investing activities                      1,347,652        4,241,649          403,298      (11,443,616)         (5,451,017)
                                               -------------    -------------    -------------    -------------       -------------

CASH FLOWS FROM FINANCING
    ACTIVITIES:
      Proceeds from line of credit                 3,000,000               --               --               --           3,000,000
      Payment of debt offering costs              (1,537,826)              --               --               --          (1,537,826)
      Repayment of long-term debt                         --       (5,419,788)      (2,708,356)              --          (8,128,144)
      Payment of dividend                                 --       (1,000,000)     (12,286,606)      11,443,616 (a)      (1,842,990)
                                               -------------    -------------    -------------    -------------       -------------
       Net cash provided by (used in)
        financing activities                       1,462,174       (6,419,788)     (14,994,962)      11,443,616          (8,508,960)
                                               -------------    -------------    -------------    -------------       -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (553,232)           8,569       (1,226,365)              --          (1,771,028)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                2,385,746       10,951,622        1,472,249               --          14,809,617
                                               -------------    -------------    -------------    -------------       -------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                                  $   1,832,514    $  10,960,191    $     245,884    $          --       $  13,038,589
                                               =============    =============    =============    =============       =============

---------
(a) To eliminate inter-company dividends.

17. CONDENSED QUARTERLY RESULTS (UNAUDITED)


                                         FIRST              SECOND             THIRD              FOURTH
                                        QUARTER            QUARTER            QUARTER            QUARTER
                                      ------------       ------------       ------------       ------------
2000
    Net operating revenue             $ 53,777,065       $ 54,711,766       $ 54,498,576       $ 50,410,380
    Income from operations               4,175,486          4,643,562          4,659,817          1,001,989
    Net loss                            (4,025,552)        (3,454,491)        (3,690,137)        (5,216,146)
    Net loss per share:
       Basic                          $      (1.01)      $      (0.91)      $      (0.97)      $      (0.95)
       Diluted                        $      (1.01)      $      (0.91)      $      (0.97)      $      (0.95)

1999
    Net operating revenue             $ 51,974,427       $ 52,317,801       $ 52,143,588       $ 45,962,278
    Income from operations               4,289,515          3,868,730          3,210,235             30,364
    Net loss                            (2,810,619)        (3,204,626)        (4,030,788)        (7,908,321)
    Net loss per share:
       Basic                          $      (1.03)      $      (1.14)      $      (1.36)      $      (1.80)
       Diluted                        $      (1.03)      $      (1.14)      $      (1.36)      $      (1.80)

1998
    Net operating revenue             $ 47,418,356       $ 57,727,272       $ 50,889,875       $ 51,089,085
    Income from operations               4,459,587         11,421,946          4,109,539          1,689,151
    Net income (loss)                   (2,580,158)         3,320,144         (3,126,523)        (6,280,290)
    Net income (loss) per share:
       Basic                          $      (0.93)      $       0.54       $      (1.08)      $      (1.57)
       Diluted                        $      (0.93)      $       0.36       $      (1.08)      $      (1.57)

FITZGERALDS GAMING CORPORATION                                       SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------



 ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

                                                 ADDITIONS
                                                 CHARGED TO
                         BEGINNING                COSTS AND                                      ENDING
         FYE              BALANCE                  EXPENSES                  DEDUCTIONS(1)       BALANCE
--------------------------------------        -------------------        -----------------      ----------
      12/31/98           $ 411,881                $ 388,573                $ (454,914)          $ 345,540
      12/31/99             345,540                  493,568                  (434,105)            405,003
      12/31/00             405,003                  147,640                  (277,970)            274,673

 ALLOWANCE TO WRITE ASSETS HELD FOR SALE TO ESTIMATED REALIZABLE VALUE

                                                  ADDITIONS
                                                 CHARGED TO
                         BEGINNING                COSTS AND                                         ENDING
         FYE              BALANCE                  EXPENSES                   DISPOSAL              BALANCE
--------------------------------------        -------------------        ------------------      -----------
      12/31/98          $ 2,157,000                  $ 231,250               $        --         $ 2,388,250
      12/31/99            2,388,250                     97,759                (2,486,009)(2)              --
      12/31/00                   --                         --                        --                  --


-------------
(1) Write-offs of uncollectible accounts receivable, net of recoveries.
(2) Represents assets disposed of during the year.

                                INDEX TO EXHIBITS

                                                                                    SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER       DOCUMENT                                                               PAGE
-------      -------------------------------------------------------------------    ------------
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

                                                                                    SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER       DOCUMENT                                                               PAGE
-------      -------------------------------------------------------------------    ------------
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


                                                                                    SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER       DOCUMENT                                                               PAGE
-------      -------------------------------------------------------------------    ------------
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

10(j) Fitzgeralds Gaming Corporation Executive Bonus Plan, amended and restated as of January 1, 1999.(6)


                                                                                    SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER       DOCUMENT                                                               PAGE
-------      -------------------------------------------------------------------    ------------
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

10(n) Self Insurer's Surety Bond, dated as of October 19, 2000, executed by Western Bonding Company for $2.5 million, for Fitzgeralds Gaming
             Corporation to act as a self-insured employer in the State of Nevada.(11)

10(o)        Form of Management Agreement, dated March 17, 1999, between
             Fitzgeralds Gaming Corporation and each of Fitzgeralds Las Vegas,
             Inc., Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc. and 101
             Main Street Limited Liability Company.(6)

10(p)        Agreement, dated February 25, 1999, between Fitzgeralds Las Vegas,
             Inc. and Culinary Workers Union Local No. 226 and Bartenders Union
             Local No. 165.(6)

10(q)        Labor Agreement, dated February March 1, 1999, between Fitzgeralds
             Las Vegas, Inc. and the United Brotherhood of Carpenters and
             Joiners of America, Southern California-Nevada Regional Council of
             Carpenters and its Affiliated Local Union No. 1780, for the period
             August 1, 1998 through July 31, 2001.(6)

10(r)        Non-Disburbance and Attornment Agreement dated as of December 10,
             1999, by and between e.three Custom Energy Solutions, LLC,
             Fitzgeralds Las Vegas, Inc. and Foothill Capital Corporation.(9)

10(s) (i) Lease Agreement and (ii) Chilled Water Service Agreement, each dated as of December 10, 1999, between e.three Custom Energy
             Solutions, LLC and Fitzgeralds Las Vegas, Inc.(9)

10(t) Construction Agreement dated as of February 8, 2000, by and between the Las Vegas Valley Water District, Fitzgeralds Las Vegas, Inc.
             and e.three Custom Energy Solutions, LLC.(9)

10(u)        Agreement Regarding Pre-Negotiated Restructuring dated December 1,
             2000.(10)

10(v) Purchase and Sale Agreement, as amended dated as of November 22, 2000 by and among Majestic Investor, LLC, a Delaware limited liability company; Fitzgeralds Las Vegas, Inc., a Nevada
             Corporation; 101 Main Street Limited Liability, a Colorado limited liability company doing business as "Fitzgeralds Casino Black
             Hawk"; Fitzgeralds Mississippi, Inc., a Mississippi corporation;
             Fitzgeralds Gaming Corporation, a Nevada corporation; and certain affiliates of the foregoing parties with respect to the assets of Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds
             Tunica.(10)

21           List of subsidiaries of the Company.(3)

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

(5) Incorporated by reference to the Company's Report on Form 8-K, SEC. File No. 0-26518, filed December 4, 1998.

(6) Incorporated by reference to the Company's Report on Form 10-K, SEC File No. 0-26518, filed March 30, 1999.

(7) Incorporated by reference to the Company's Report on Form 10-Q, SEC File No. 0-26518, filed August 17, 1999.

(8) Incorporated by reference to the Company's Report on Form 10-Q, SEC File No. 0-26518, filed November 10, 1999.

(9) Incorporated by reference to the Company's Report on Form 10-K, SEC File No. 0-26518, filed March 21, 2000.

(10) Incorporated by reference to the Company's Report on Form 8-K, SEC File No. 0-26518, filed December 7, 2000.

(11)    Filed herewith.