Form 10-Q
period 2001-04-01
FITZGERALDS GAMING CORP
filed 2001-05-09
CIK 948087

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

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

Shares outstanding of each of the registrant's classes of common stock as of May 9, 2001

                    Class                                 Outstanding as of May 9, 2001
                    -----                                 -----------------------------
        Common stock, $.01 par value                                5,508,082

                         FITZGERALDS GAMING CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I  FINANCIAL INFORMATION

        ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 1, 2001
               (UNAUDITED) AND DECEMBER 31, 2000                                 4

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                                                                                 6

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE QUARTERS ENDED APRIL 1, 2001 AND APRIL 2, 2000
                                                                                 7

               UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS                                                        8

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                        16

        ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                                24

PART II OTHER INFORMATION                                                       25

        SIGNATURES                                                              27

                                     PART I

                              FINANCIAL INFORMATION





                                     ITEM 1

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
APRIL 1, 2001 (UNAUDITED) AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

ASSETS                                                      APRIL 1, 2001     DEC. 31, 2000
                                                            -------------     -------------
CURRENT ASSETS:

    Cash and cash equivalents                               $ 16,541,207      $  8,181,388
    Accounts receivable, net of allowance for doubtful
       accounts of $63,838 and $64,087                           284,851           575,765
    Inventories                                                  468,851           471,913
    Prepaid expenses:
       Gaming taxes                                              527,022           993,551
       Other                                                   1,438,876         1,394,968
                                                            ------------      ------------
         Total current assets                                 19,260,807        11,617,585
                                                            ------------      ------------

PROPERTY AND EQUIPMENT, net                                       69,038            79,656
                                                            ------------      ------------
OTHER ASSETS:
    Net assets held for sale                                 170,790,194       170,388,338
    Restricted cash                                            4,839,822         4,489,000
    Other assets                                               1,484,075         1,473,204
                                                            ------------      ------------
         Total other assets                                  177,114,091       176,350,542
                                                            ------------      ------------
TOTAL                                                       $196,443,936      $188,047,783
                                                            ============      ============

                                                                     (continued)

See Unaudited Notes to Condensed Consolidated Financial Statements  Page 4 of 27

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
APRIL 1, 2001 (UNAUDITED) AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 APRIL 1, 2001    DEC. 31, 2000
                                                         -------------    -------------
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
    Current portion of long-term debt                         110,551          109,937
    Accounts payable                                        1,229,755          306,299
    Accrued and other:
       Payroll and related                                  2,482,322        2,652,200
       Progressive jackpots                                    68,996           63,633
       Outstanding chips and tokens                           127,675          187,652
       Other                                                  644,261          649,866
                                                        -------------     -------------

         Total current liabilities                          4,663,560        3,969,587

LONG-TERM DEBT, net of current portion                      2,379,666        2,407,023
                                                        -------------     -------------

         Total liabilities not subject to compromise        7,043,226        6,376,610

LIABILITIES SUBJECT TO COMPROMISE                         243,294,814      242,869,829
                                                        -------------     -------------

         Total liabilities                                250,338,040      249,246,439
                                                        -------------     -------------

CUMULATIVE REDEEMABLE PREFERRED STOCK,
    $.01 par value; $25 stated value; 800,000 shares
      authorized, issued and outstanding; liquidation
      preference $20,000,000 stated value plus accrued
      dividends of $23,545,799 and $21,971,855 recorded
      at liquidation preference, net of unamortized
      offering costs and discount of $5,365,926
      and $5,565,696, respectively.                        38,179,873       36,406,159
                                                        -------------     -------------

STOCKHOLDERS' DEFICIENCY:
    Common stock, $.01 par value; 29,200,000 shares
      authorized; 5,508,082 shares issued and outstanding      55,080            55,080
    Additional paid-in capital                             23,675,511        23,675,511
    Accumulated deficit                                  (115,804,568)     (121,335,406)
                                                        -------------     -------------

         Total stockholders' deficiency                   (92,073,977)      (97,604,815)
                                                        -------------     -------------

TOTAL                                                   $ 196,443,936     $ 188,047,783
                                                        =============     =============

See Unaudited Notes to Condensed Consolidated Financial Statements  Page 5 of 27

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED APRIL 1, 2001 AND APRIL 2, 2000
--------------------------------------------------------------------------------

                                                                      APRIL 1, 2001      APRIL 2, 2000
                                                                      -------------      -------------
OPERATING REVENUES:
   Casino                                                              $ 47,990,143       $ 46,048,447
   Food and beverage                                                      6,490,920          6,821,836
   Rooms                                                                  5,341,657          5,353,046
   Other                                                                  1,262,994          1,144,776
                                                                       ------------       ------------
     Total                                                               61,085,714         59,368,105
   Less promotional allowances                                            8,956,237          8,515,521
                                                                       ------------       ------------
     Net                                                                 52,129,477         50,852,584
                                                                       ------------       ------------
OPERATING COSTS AND EXPENSES:
   Casino                                                                22,088,085         21,267,498
   Food and beverage                                                      3,779,118          3,902,562
   Rooms                                                                  3,233,168          3,077,421
   Other operating expense                                                  503,121            557,677
   Selling, general and administrative                                   14,070,237         14,184,195
   Depreciation and amortization                                             11,547          3,687,745
   Reorganization items                                                     682,028                 --
                                                                       ------------       ------------
     Total                                                               44,367,304         46,677,098
                                                                       ------------       ------------

INCOME FROM OPERATIONS                                                    7,762,173          4,175,486

OTHER INCOME (EXPENSE):
   Interest income                                                           45,992            194,083
   Interest expense (Contractual interest for 2001 of $8,883,471)          (507,889)        (8,404,282)
   Other income                                                               4,276              9,161
                                                                       ------------       ------------

NET INCOME (LOSS)                                                         7,304,552         (4,025,552)


PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT                      (1,773,714)        (1,523,078)
                                                                       ------------       ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                    $  5,530,838       $ (5,548,630)
                                                                       ============       ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC                               $       1.00       $      (1.01)
                                                                       ============       ============

EARNINGS (LOSS) PER COMMON SHARE - DILUTED                             $       1.00       $      (1.01)
                                                                       ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                5,508,082          5,508,082
                                                                       ============       ============

See Unaudited Notes to Condensed Consolidated Financial Statements  Page 6 of 27

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED APRIL 1, 2001 AND APRIL 2, 2000
--------------------------------------------------------------------------------

                                                             APRIL 1, 2001      APRIL 2, 2000
                                                             -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $  9,265,178       $  5,829,963
                                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                     3,899              4,214
    Acquisition of property and equipment                         (454,911)        (2,755,481)
    Increase in restricted cash                                   (350,822)                --
                                                              ------------       ------------

    Net cash used in investing activities                         (801,834)        (2,751,267)
                                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                   (113,455)          (246,165)
                                                              ------------       ------------

    Net cash used in financing activities                         (113,455)          (246,165)
                                                              ------------       ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                       8,349,889          2,832,531

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   8,181,388         22,115,594

CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS
    HELD FOR SALE, BEGINNING OF PERIOD                          10,111,872                 --

CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS
    HELD FOR SALE, END OF PERIOD                               (10,101,942)                --
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 16,541,207       $ 24,948,125
                                                              ============       ============

CASH PAID FOR INTEREST                                        $     76,691       $     71,487
                                                              ============       ============
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through issuance of debt      $         --       $  2,250,000
Accretion of discount on preferred stock                           199,770            164,649
Accrual of preferred stock dividends                             1,573,944          1,358,429

See Unaudited Notes to Condensed Consolidated Financial Statements  Page 7 of 27

              FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the "Company") (Debtor-In-Possession) as of April 1, 2001 and for the quarters ended April 1, 2001 and April 2, 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the quarter ended April 1, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

      Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 method of presentation.


2.    PETITION FOR RELIEF UNDER CHAPTER 11

      GENERAL

      On December 5, 2000, the Company (together with its subsidiaries) commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the "Bankruptcy Cases") in the United States Bankruptcy Court for the Northern District of Nevada (the "Bankruptcy Court"). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the "Restructuring Agreement"), with the holders (the "Consenting Noteholders") of a majority in interest of the Company's 12.25% Senior Secured Notes (the "Notes") issued under an indenture dated December 30, 1997 (the "Indenture"). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company's operating assets and properties as going concerns.

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

      In accordance with the Restructuring Agreement, the Bankruptcy Court has authorized an auction tentatively scheduled for July 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the Purchase Agreement.

      Under the terms of the Restructuring Agreement, upon the closing of each sale of the Company's assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, must be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Company's assets remaining after such sales, including any notes received as part of the consideration for the sales of the Company's assets and payment of remaining liabilities of the Company, will be transferred to a liquidating trust created for the benefit of the holders of the Notes and others under a plan of reorganization to be consistent with the terms of the Restructuring Agreement.

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

      On March 19, 2001, as part of the restructuring contemplated in the Restructuring Agreement, the Company, as debtor in possession, received the Bankruptcy Court approval to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of its assets; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations in Las Vegas, Nevada, Black Hawk, Colorado and Tunica, Mississippi to an affiliate of The Majestic Star Casino, LLC, an Indiana limited liability company ("Majestic"), pursuant to a Purchase and Sale Agreement, dated as of November 22, 2000, as amended on December 4, 2000 (the "Purchase Agreement").

      Pursuant to the Purchase Agreement, the Company has agreed to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of the Company's assets including Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, and Fitzgeralds Tunica, as well as the Company's interest in The Fremont Street Experience Limited Liability Company (collectively, the "Assets") to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets. Majestic has deposited into an escrow $2.0 million of the cash portion of the purchase price as an earnest money deposit. The Purchase Agreement contains customary representations, warranties, conditions and covenants, that provides for a dollar-for-dollar purchase price adjustment based on changes in each of the target properties working capital and long-term debt, excluding debt related to the Notes, at closing, and adjustment if the Company's earnings before interest, income taxes, depreciation and amortization for the 12-month period prior to closing vary by 5% or more from a target earnings amount for such period and adjustments as may apply in the event that the Company fails to obtain certain consents. The closing is contingent upon, among other things, Majestic obtaining financing of up to $137.0 million and approval of gaming authorities in Colorado, Mississippi and Nevada.

      For further information concerning the Purchase Agreement, please refer to our Current Report on Form 8-K, dated December 5, 2000, as filed with the Securities and Exchange Commission.

      REORGANIZATION ITEMS

      As of April 1, 2001, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

     Reorganization Items:
       Post petition professional fees                                $ 698,511
       U.S. trustee fees                                                 71,801
       Interest earned on accumulated cash resulting from the
         bankruptcy proceedings                                         (88,284)
                                                                      ---------
                                                                      $ 682,028
                                                                      =========


      LIABILITIES SUBJECT TO COMPROMISE

      At April 1, 2001 and December 31, 2000 liabilities subject to compromise consisted of the following:


     Liabilities subject to compromise:        APRIL 1, 2001       DEC. 31, 2000
                                               -------------       -------------
         Notes                                 $ 205,000,000       $ 205,000,000
         Discount on the Notes                    (1,472,254)         (1,549,855)
         Accrued interest on the Notes            44,813,080          44,813,080
         Debt offering costs on the Notes         (5,161,594)         (5,513,521)
         Unsecured creditors                         115,582             120,125
                                               -------------       -------------
                                               $ 243,294,814       $ 242,869,829
                                               =============       =============


3.    RECENTLY ISSUED ACCOUNTING STANDARDS

      On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's fiscal year ending December 31, 2001. Adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

      On January 1, 2001, the Company implemented Emerging Issues Task Force ("EITF") No. 00-14 "Accounting for Certain Sales Incentive", EITF No. 00-21 "Accounting for Multiple-Element Revenue Arrangements", EITF No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" and EITF No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" requiring cash coupons or rebates to be classified as a reduction of revenue. Prior to this ruling, the Company had expensed the cash coupons, players club reward program and other cash back programs as a casino or marketing expense. In 2001, the Company reclassified its 2000 income statement to reflect such expenses as promotional expense thereby reducing net revenue.


4.    NET ASSETS HELD FOR SALE

      In December 2000, the Company entered into the Restructuring Agreement with the Consenting Noteholders. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company's operating assets and properties. Assets not included in net assets held for sale of $16.2 million consist mainly of cash not transferable upon the close of a sale with Majestic and assets of Fitzgeralds Reno excluding property and equipment. On March 19, 2001 the Company received Bankruptcy Court approval to sell substantially all of its Assets to Majestic pursuant to the Purchase Agreement for $149.0 million in cash. The closing is contingent upon, among other things Majestic obtaining financing of up to $137.0 million and approval of gaming authorities in Colorado, Mississippi and Nevada. The Company is actively seeking a buyer for the Fitzgeralds Reno property.

      The components of the net assets held for sale as of April 1, 2001 are as follows:

                            FITZGERALDS   FITZGERALDS     FITZGERALDS     FITZGERALDS
                               RENO        LAS VEGAS        TUNICA        BLACK HAWK      ELIMINATION        TOTAL
                           ------------  -------------   -------------   -------------   -------------   -------------
Assets:
Cash and cash
  equivalents              $         --  $   3,072,466   $   5,274,598   $   1,754,878   $          --   $  10,101,942
Account receivable,
  net of allowance
  for doubtful
  accounts of $267,688               --        689,863         533,926          50,689              --       1,274,478
Inventories                          --        442,342         462,544         132,665              --       1,037,551
Prepaid gaming taxes                 --        775,205              --          49,010              --         824,215
Other current assets                 --      1,438,446         409,135         101,705              --       1,949,286
Property and equipment,
  net (1)                    28,985,386     37,274,887      62,954,722      24,848,264      (1,904,147)    152,159,112
Goodwill, net of
  accumulated
  amortization of
  $1,173,579                         --             --              --      13,005,582              --      13,005,582
Restricted cash                      --        500,000              --              --              --         500,000
Other non-current
  assets                             --        278,196         468,992         141,363              --         888,551
Current portion of
  long term debt                     --       (154,563)        (36,811)             --              --        (191,374)
Accounts payable                     --       (812,527)     (1,181,029)       (482,432)             --      (2,475,988)
Accrued expenses:
   Payroll and related               --     (1,237,811)     (1,973,946)       (643,699)             --      (3,855,456)
   Progressive jackpots              --       (232,424)       (330,832)       (315,109)             --        (878,365)
   Outstanding chips and
     tokens                          --       (142,709)        (18,379)        (42,054)             --        (203,142)
   Other                             --       (700,585)     (1,475,500)       (813,847)             --      (2,989,932)
Long term debt                       --       (356,266)             --              --              --        (356,266)
                           ------------  -------------   -------------   -------------   -------------   -------------
                           $ 28,985,386  $  40,834,520   $  65,087,420   $  37,787,015   $  (1,904,147)  $ 170,790,194
                           ============  =============   =============   =============   =============   =============

      (1) The elimination entry is for the inter-company purchase and sale of property and equipment.

      The components of the net assets held for sale as of December 31, 2000 are as follows:

                              FITZGERALDS   FITZGERALDS     FITZGERALDS     FITZGERALDS
                                 RENO        LAS VEGAS        TUNICA        BLACK HAWK      ELIMINATION        TOTAL
                            -------------  -------------   -------------   -------------   -------------   -------------
Assets:
Cash and cash
  equivalents               $          --  $   3,082,396   $   5,274,598   $   1,754,878   $          --   $  10,111,872
Account receivable,
  net of allowance for
  doubtful accounts of
  $210,586                             --        696,054         539,510          55,420              --       1,290,984
Inventories                            --        445,572         445,722         153,204              --       1,044,498
Prepaid gaming taxes                   --        566,788              --          48,052              --         614,840
Other current assets                   --      1,506,705         366,376         109,802              --       1,982,883
Property and equipment,
  net (1)                      28,949,595     37,162,537      62,708,013      24,789,132      (1,904,147)    151,705,130
Goodwill, net of
  accumulated amortization
  of $1,173,579                        --             --              --      13,005,582              --      13,005,582
Restricted cash                        --        500,000              --              --              --         500,000
Other non-current assets               --        320,251         461,361         141,363              --         922,975
Current portion of long
  term debt                            --       (167,273)        (73,015)             --              --        (240,288)
Accounts payable                       --       (514,831)       (809,013)       (227,676)             --      (1,551,520)
Accrued expenses:
   Payroll and related                 --     (1,336,852)     (2,349,516)       (667,094)             --      (4,353,462)
   Progressive jackpots                --       (269,561)       (322,665)       (387,602)             --        (979,828)
   Outstanding chips and
    tokens                             --       (104,175)        (91,247)        (39,152)             --        (234,574)
   Other                               --       (788,550)     (1,095,992)     (1,152,148)             --      (3,036,690)
Long term debt                         --       (394,064)             --              --              --        (394,064)
                            -------------  -------------   -------------   -------------   -------------   -------------
                            $  28,949,595  $  40,704,997   $  65,054,132   $  37,583,761   $  (1,904,147)  $ 170,388,338
                            =============  =============   =============   =============   =============   =============

      (1) The elimination entry is for the inter-company purchase and sale of property and equipment.

      Net property and equipment held for sale consists of the following at April 1, 2001 and December 31, 2000:

                                                                                     ESTIMATED
                                            APRIL 1, 2001       DEC. 31, 2000       SERVICE LIFE
                                            -------------       -------------       ------------
     Land used in casino operations         $  18,204,843       $  18,204,843         -
     Buildings and improvements               122,805,076         122,789,471        7-40 years
     Site improvements                         20,960,324          20,960,324          20 years
     Barge and improvements                    12,896,235          12,896,235          15 years
     Furniture, fixtures and equipment         67,552,195          67,330,488        3-12 years
                                            -------------        ------------
                                              242,418,673        242,181,361
     Less accumulated depreciation
         and amortization                     (91,059,661)        (91,240,929)
                                            -------------        ------------
                                              151,359,012         150,940,432
     Construction in progress                     800,100             764,698
                                            -------------        ------------
     Total                                  $ 152,159,112       $ 151,705,130
                                            =============       =============


5.    LONG-TERM DEBT

      The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes will mature on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999 and 2000 and December 15, 1999 and 2000. Under the

      Note Indenture, an Event of Default occurred on July 15, 1999. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. In accordance with the Indenture, the Company began accruing interest on the unpaid interest at 13.25% effective June 16, 1999 until the filing of the Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to unpaid and accrued Indenture Trustee's fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

      In February 2000, Fitzgeralds Reno purchased an adjacent 834-space parking garage for $3.0 million. The seller-financed acquisition required a $0.75 million down payment, with the balance financed at an interest rate of 10.0% with monthly principal and interest payments based on a 20-year amortization schedule. The note matures in ten years with a lump sum principal payment due of approximately $1.7 million.


6.    EARNINGS PER SHARE

      During the quarters ended April 1, 2001 and April 2, 2000, there were no outstanding convertible securities and warrants that would result in dilutive potential to the common shares and, as such, diluted earnings per share are not applicable. Options to purchase 267,000 shares of common stock at prices ranging from $1.00 to $1.10 per share were outstanding at April 2, 2000. Such options are not included in the computation of diluted earnings per share because to do so would have been antidilutive. No options were outstanding at April 1, 2001.


7.    SEGMENT INFORMATION

      The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There are minimal inter-segment sales. The Company continues to evaluate its business segment performance based on the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA"). The Company has not changed its basis of segmentation from the year ended December 31, 2000.

                                                              For the Quarters Ended
                                                           ----------------------------
                                                           April 1, 2001  April 2, 2000
                                                           -------------  --------------
                                                                   (in thousands)
     Net operating revenues:
         Fitzgeralds Las Vegas                                $ 14,309       $ 14,504
         Fitzgeralds Tunica                                     21,236         18,956
         Fitzgeralds Reno                                        8,664          9,067
         Fitzgeralds Black Hawk                                  7,874          8,326
         Other                                                      46             --
                                                              --------       --------
     Total                                                    $ 52,129       $ 50,853
                                                              ========       ========


     Income (loss) from operations:
         Fitzgeralds Las Vegas                                $  1,664       $    909
         Fitzgeralds Tunica                                      5,442          2,231
         Fitzgeralds Reno                                          (71)          (252)
         Fitzgeralds Black Hawk                                  1,594          1,782
         Other                                                    (832)          (482)
                                                              --------       --------
              Total Properties                                   7,797          4,188
         Nevada Club                                               (35)           (13)

                                                              --------       --------
     Total                                                    $  7,762       $  4,175
                                                              ========       ========


      Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

                                                              For the Quarters Ended
                                                           ----------------------------
                                                           April 1, 2001  April 2, 2000
                                                           -------------  --------------
                                                                   (in thousands)
     Total  segment operating income                          $  8,629       $  4,670
         Nevada Club                                               (35)           (13)
         Other                                                  (1,828)          (482)
         Eliminations                                           (8,697)         2,393
         Interest income                                            46            194
         Interest income - shareholder and intercompany             18          8,109
         Interest expense                                         (508)        (8,404)
         Interest expense - shareholder and intercompany            --         (8,091)
         Other expense                                           9,680         (2,402)
                                                              --------       --------
     Net income (loss)                                        $  7,305       $ (4,026)
                                                              ========       ========

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion and other material in this Quarterly Report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, the ability to successfully sell its assets in connection with the Restructuring Agreement and the Purchase Agreement, the successful conclusion of the Bankruptcy Cases, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company's other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.


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

In the narrative discussion below, the "2001 Period" is defined as the quarter ended April 1, 2001 and the "2000 Period" is defined as the quarter ended April 2, 2000. Unless otherwise noted, the narrative discussion below is focused on the Company's Operating Properties, which together with unallocated corporate expenses are referred to as the "Properties". Corporate expenses of $0.25 million for each of the periods presented are allocated to each of the four Operating Properties as an operating expense. The remainder of the unallocated corporate expense is included in Other. See Note 1 of Statement of Operations Data.


2001 PERIOD COMPARISON TO 2000 PERIOD

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 2001 Period and the 2000 Period. EBITDA for the Properties was $7.8 million and $7.9 million for the 2001 and 2000 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company's performance with that of its competitors, increased to $8.5 million for the 2001 Period from $8.2 million for the 2000 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

                                                       FOR THE QUARTERS ENDED
                                                  --------------------------------
STATEMENT OF OPERATIONS DATA                      APRIL 1, 2001      APRIL 2, 2000
                                                  -------------      -------------
                                                          (IN THOUSANDS)
Net Operating Revenues:
    Fitzgeralds Las Vegas                            $ 14,309          $ 14,504
    Fitzgeralds Tunica                                 21,236            18,956
    Fitzgeralds Reno                                    8,664             9,067
    Fitzgeralds Black Hawk                              7,874             8,326
    Other                                                  46                --
                                                     --------          --------
       Total                                         $ 52,129          $ 50,853
                                                     ========          ========


Income (Loss) from Operations:
    Fitzgeralds Las Vegas                            $  1,664          $    909
    Fitzgeralds Tunica                                  5,442             2,231
    Fitzgeralds Reno                                      (71)             (252)
    Fitzgeralds Black Hawk                              1,594             1,782
    Other (1)                                            (832)             (482)
                                                     --------          --------
       Total Properties                                 7,797             4,188
    Nevada Club                                           (35)              (13)
                                                     --------          --------
       Total                                         $  7,762          $  4,175
                                                     ========          ========

                                                       FOR THE QUARTERS ENDED
                                                  --------------------------------
OTHER DATA                                        APRIL 1, 2001      APRIL 2, 2000
                                                  -------------      -------------
                                                          (IN THOUSANDS)
EBITDA (2):
    Fitzgeralds Las Vegas                            $  1,664          $  1,882
    Fitzgeralds Tunica                                  5,442             3,848
    Fitzgeralds Reno                                      (71)              365
    Fitzgeralds Black Hawk                              1,593             2,253
    Other (1)                                            (819)             (472)
                                                     --------          --------
       Total Properties                                 7,809             7,876
    Nevada Club                                           (35)              (13)
                                                     --------          --------
       Total EBITDA                                     7,774             7,863
    Adjustments to EBITDA (3)                             717               365
                                                     --------          --------
       Adjusted EBITDA                               $  8,491          $  8,228
                                                     ========          ========

Net Cash Provided by (Used in) (4):
    Operating Activities                             $  9,265          $  5,830
    Investing Activities                                 (802)           (2,751)
    Financing Activities                                 (113)             (246)
Depreciation and Amortization                              12             3,688
Capital Expenditures                                     (455)           (2,755)

Earnings to Fixed Charges (5):                            9.4                --

----------
(1) Other includes corporate expenses not allocated to the Operating Properties for the 2000 and 2001 Periods, which include $0.4 million of pre-petition professional fees and expenses incurred with the Company's restructuring in the 2000 Period and $0.7 million of post-petition professional fees and expenses, net of interest income included in reorganization items for the 2001 Period.

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

(3) Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of pre-petition professional fees and expenses incurred with the Company's restructuring of $0.4 million in the 2000 Period and; (iii) exclusion of $0.7 million of post-petition professional fees and expenses, net of interest income included as reorganization items in the 2001 Period.

(4) Includes financial results of (i) Nevada Club for both periods presented.

(5) For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charged Coverage Ratio was 9.4 for the 2001 Period; however, earnings were insufficient to cover fixed charges by $4.0 million for the 2000 Period.

OPERATING REVENUES

Total revenues for the Operating Properties were $61.1 million and net operating revenues were $52.1 million for the 2001 Period, representing 2.9% and 2.5% increases, respectively, over total revenues of $59.4 million and net operating revenues of $50.9 million for the 2000 Period. The increase is primarily due to the improved performance at the Fitzgeralds Tunica property.

The Company's business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 78.6% and 77.6% of total revenues for the Operating Properties for the 2001 and 2000 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 86.0% and 84.2% were derived from slot machine revenues for the 2001 and 2000 Periods, respectively) increased 4.2% to $48.0 million for the 2001 Period from $46.0 million for the 2000 Period. Casino revenues increased 16.7% at Fitzgeralds Tunica primarily as the result of the opening of a 411-space covered parking garage in June 2000. Fitzgeralds Las Vegas, Fitzgeralds Reno and Fitzgeralds Black Hawk casino revenues decreased 1.8%, 4.4% and 6.6%, respectively.

Room revenues for the Operating Properties (at 8.7% and 9.0% of total revenues for the Operating Properties for the 2001 and 2000 Periods, respectively) decreased 0.2% from the 2000 Period. Fitzgeralds Tunica room revenues increased 2.1% due to the combination of a 6.8% increase in the average daily rate for the 2001 Period, offset by a decrease in the average occupancy rate to 93.1% for the 2001 Period from 94.4% for the 2000 Period. At Fitzgeralds Reno room revenues remained flat, while room revenues decreased 2.0% at Fitzgeralds Las Vegas due to a combination of a higher occupancy rate which increased to 93.9% for the 2001 Period from 90.2% for the 2000 Period, offset by a 4.1% decrease in the average daily rate for the 2001 Period.

Food and beverage revenues for the Operating Properties (at 10.6% and 11.5% of total revenues for the Operating Properties for the 2001 and 2000 Periods, respectively) decreased approximately $0.3 million or 4.9% for the 2001 Period. Fitzgeralds Black Hawk, Fitzgeralds Reno and Fitzgeralds Las Vegas experienced revenue decreases of 8.6%, 7.5% and 9.0%, respectively, primarily as a result of decreases in business volumes. Food and beverage revenues at Fitzgeralds Tunica increased approximately 2.4% primarily due to increases in casino volume.

Other revenues for the Operating Properties increased $0.1 million for the 2001 Period.

Promotional allowances for the Operating Properties increased $0.4 million or 5.2% for the 2001 Period primarily as a result of increased casino volumes at Fitzgeralds Tunica


OPERATING COSTS AND EXPENSES

Total operating costs and expenses for the Operating Properties decreased 5.0% to $44.3 million for the 2001 Period from $46.7 million for the 2000 Period due primarily to the $3.7 million decrease in depreciation and amortization expense.

Casino expenses for the Operating Properties were $22.1 million for the 2001 Period, a 3.9% increase from $21.3 million for the 2000 Period, primarily due to increases in payroll. Food and beverage expenses for the Operating Properties decreased 3.2% to $3.8 million for the 2001 Period from $3.9 million for the 2000 Period. This decrease is primarily due to the decrease in food volume at Fitzgeralds Las Vegas, Fitzgeralds Reno and Fitzgeralds Black Hawk. Room expenses for the Operating Properties increased 5.1% to $3.2 million for the 2001 Period from $3.1 million for the 2000 Period. Selling, general and administrative expenses for the Operating Properties decreased 1.0% to $14.0 million for the 2001 Period from $14.2 million for the 2000 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company's restructuring were $0.7 million and $0.4 million, respectively, for the 2001 and 2000 Periods. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee, the Indenture Trustee, and the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Operating Properties increased 1.1% to approximately $20.9 million for the 2001 Period from approximately $20.7 million for the 2000 Period. Fitzgeralds Tunica and Fitzgeralds Black Hawk incurred increases in personnel expenses of 4.2% and 1.9%, respectively, while the Fitzgeralds Las Vegas and Fitzgeralds Reno had slight decreases in personnel expenses.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased $0.3 million or 5.1% for the 2001 Period.

Depreciation and amortization expenses of the Operating Properties decreased 99.7% to approximately $0.01 million for the 2001 Period from $3.7 million for the 2000 Period, due to the discontinuation of recording depreciation and amortization expense for property and equipment included in net assets held for sale, subsequent to filing the Bankruptcy Cases.


INCOME FROM OPERATIONS

Income from operations for the Operating Properties increased 86.2% to $7.8 million for the 2001 Period from $4.2 million for the 2000 Period. The increase is due to the discontinuation of recording substantially all depreciation and amortization expense during the 2001 Period.


NET INTEREST EXPENSE

Interest expense for the Operating Properties (net of interest income) decreased 94.4% to $0.5 million for the 2001 Period from $8.2 million for the 2000 Period.
Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.


NET INCOME

Net Income for the Properties increased $11.4 million to $7.3 million in the 2001 Period compared to a net loss of $4.0 million in the 2000 Period.


LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2001, the Company had unrestricted cash of $26.6 million, which includes $10.1 million of cash classified in net assets held for sale, compared to $18.3 million at December 31, 2000. The Company's primary sources of liquidity and cash flows during the 2001 Period were operations of $9.3 million. Net cash used in investing was $0.8 million and $2.8 million for the 2001 and 2000 Periods, respectively. Net cash used in financing activities was $0.1 million and $0.2 million for the 2001 and 2000 Periods, respectively.

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

Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company is required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter.

On December 5, 2000, the Company commenced the Bankruptcy Cases in the Bankruptcy Court. For further information concerning the Bankruptcy Cases and related matters, see Footnote 2 to the Unaudited Notes to Condensed Consolidated Financial Statements.

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


EBITDA AND ADJUSTED EBITDA

The Company's EBITDA was $7.8 million for the 2001 Period and $7.9 million for the 2000 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company's Adjusted EBITDA was $8.5 million for the 2001 Period and $8.2 million for the 2000 Period. Adjusted EBITDA is determined based on the adjustments described in Note 3 to Statement of Operations Data. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company's operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.


RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 9.4 for the 2001 Period, however earnings were insufficient to cover fixed charges by $4.0 million for the 2000 Period.


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


RECENTLY ISSUED ACCOUNTING STANDARDS

On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company's fiscal year ending December 31, 2001. Adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

On January 1, 2001, the Company implemented Emerging Issues Task Force ("EITF") No. 00-14 "Accounting for Certain Sales Incentive", EITF No. 00-21 "Accounting for Multiple-Element Revenue Arrangements", EITF No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" and EITF No. 00-25 "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" requiring cash coupons or rebates to be classified as a reduction of revenue. Prior to this ruling, the Company had expensed the cash coupons, players club reward program and other cash back programs as a casino or marketing expense. In 2001, the Company reclassified its 2000 income statement to reflect such expenses as promotional expense thereby reducing net revenue.

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The fair market value of the Company's fixed debt obligations have remained approximately $115.0 million at April 1, 2001 and December 31, 2000. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

RENO TRANSPORTATION RAIL ACCESS CORRIDOR (RETRAC) PROJECT

In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the "ReTRAC Project"). Preliminary plans for the ReTRAC Project provide for the construction of a temporary rail bypass that will be used to divert rail traffic around the main railroad during construction. The City of Reno (the "City") estimates that a period of approximately two and one half years will be required to complete the ReTRAC Project. The southern boundary of the bypass will extend out into the middle of Commercial Row, the street where Fitzgerald's Reno hotel entrance, valet parking area and hotel loading zone are situated.

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

The City filed an answer to the Company's lawsuit on January 19, 1999. Subsequent thereto, George Karadanis and Robert Maloff d/b/a Sundowner Hotel and Casino (the "Sundowner") were permitted by court order to file a Complaint in Intervention. Notwithstanding that intervention, on December 22, 1999, the court granted the City's Motion for Summary Judgment against the Sundowner which motion was joined in by the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

(a) As previously reported in its Report on Form 8-K filed July 22, 1999 and elsewhere in this form 10Q, the Company is in default on its $205.0 million Senior Secured Notes.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable


ITEM 5. OTHER INFORMATION.

The Company files monthly operating statements with the Bankruptcy Court. These filings are available for public inspection at the office of the clerk of the Bankruptcy Court at 300 Booth Street, Reno, Nevada 89509 or on the internet at www.nvb.uscourts.gov.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 9, 2001


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