Form 10-Q
period 2001-07-01
FITZGERALDS GAMING CORP
filed 2001-08-09
CIK 948087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

Commission file number: 0-26518

FITZGERALDS GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0329170 (IRS Employer Identification Number)

301 Fremont Street, Las Vegas NV 89101
(Address of principal executive offices) (Zip Code)

(702) 388-2400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [   ]

Shares outstanding of each of the registrant’s classes of common stock as of August 9, 2001

Class	Outstanding as of August 9, 2001

Common stock, $.01 par value	5,508,082

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Unaudited Condensed Consolidated Balance Sheets as of July 1, 2001 and December 31, 2000	4

		Unaudited Condensed Consolidated Statements of Operations for the Quarters and Two Quarters Ended July 1, 2001 and July 2, 2000	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended July 1, 2001 and July 2, 2000	7

		Notes to the Unaudited Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

PART II.	OTHER INFORMATION		32

SIGNATURES			36

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets
July 1, 2001 and December 31, 2000

ASSETS	July 1, 2001	Dec. 31, 2000

CURRENT ASSETS:

Cash and cash equivalents	$22,406,719	$8,181,388

Accounts receivable, net of allowance for doubtful accounts of $76,152 and $64,087	256,234	575,765

Inventories	517,216	471,913

Prepaid expenses:

Gaming taxes	947,739	993,551

Other	989,160	1,394,968

Total current assets	25,117,068	11,617,585

PROPERTY AND EQUIPMENT, net	41,775	79,656

OTHER ASSETS:

Net assets held for sale	170,943,337	170,388,338

Restricted cash	4,839,822	4,489,000

Other assets	1,601,983	1,473,204

Total other assets	177,385,142	176,350,542

TOTAL	$202,543,985	$188,047,783

(continued)

See Notes to the Unaudited Condensed Consolidated Financial Statements	Page 4 of 36

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets (continued)
July 1, 2001 and December 31, 2000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	July 1, 2001	Dec. 31, 2000

LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:

Current portion of long-term debt	110,530	109,937

Accounts payable	1,465,816	306,299

Accrued and other:

Payroll and related	2,206,811	2,652,200

Progressive jackpots	66,296	63,633

Outstanding chips and tokens	173,553	187,652

Other	753,116	649,866

Total current liabilities	4,776,122	3,969,587

LONG-TERM DEBT, net of current portion	2,352,307	2,407,023

Total liabilities not subject to compromise	7,128,429	6,376,610

LIABILITIES SUBJECT TO COMPROMISE	241,865,839	242,869,829

Total liabilities	248,994,268	249,246,439

CUMULATIVE REDEEMABLE PREFERRED STOCK, $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $25,178,767 and $21,971,855 recorded at liquidation preference, net of unamortized offering costs and discount of $5,161,279 and $5,565,696, respectively	40,017,488	36,406,159

STOCKHOLDERS’ DEFICIENCY:

Common stock, $.01 par value; 29,200,000 shares authorized; 5,508,082 shares issued and outstanding	55,080	55,080

Additional paid-in capital	23,675,511	23,675,511

Accumulated deficit	(110,198,362)	(121,335,406)

Total stockholders’ deficiency	(86,467,771)	(97,604,815)

TOTAL	$202,543,985	$188,047,783

See Notes to the Unaudited Condensed Consolidated Financial Statements	Page 5 of 36

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Operations
For the Quarters and Two Quarters Ended July 1, 2001 and July 2, 2000

	Quarters Ended		Two Quarters Ended

	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

OPERATING REVENUES:

Casino	$49,359,437	$46,568,853	$97,349,580	$92,617,300

Food and beverage	6,450,951	6,528,061	12,941,871	13,349,897

Rooms	5,739,390	5,754,019	11,081,047	11,107,065

Other	1,146,254	1,043,707	2,409,248	2,188,483

Total	62,696,032	59,894,640	123,781,746	119,262,745

Less promotional allowances	8,820,576	7,963,244	17,776,813	16,478,765

Net	53,875,456	51,931,396	106,004,933	102,783,980

OPERATING COSTS AND EXPENSES:

Casino	22,885,612	21,714,731	44,973,697	42,982,229

Food and beverage	3,966,213	3,778,427	7,745,331	7,680,989

Rooms	3,121,461	3,155,906	6,354,629	6,233,327

Other operating expense	537,660	551,487	1,040,781	1,109,164

Selling, general and administrative	14,506,787	14,421,568	28,577,024	28,605,763

Depreciation and amortization	7,987	3,665,715	19,534	7,353,460

Reorganization items	891,657	—	1,573,685	—

Total	45,917,377	47,287,834	90,284,681	93,964,932

INCOME FROM OPERATIONS	7,958,079	4,643,562	15,720,252	8,819,048

OTHER INCOME (EXPENSE):

Interest income	31,673	239,489	77,665	433,572

Interest expense (contractual interest for the quarter and two quarters Ended July 1, 2001 of $8,968,073 and $17,851,544, respectively)	(507,212)	(8,348,023)	(1,015,101)	(16,752,305)

Other income (expense)	(38,719)	10,481	(34,443)	19,642

NET INCOME (LOSS)	7,443,821	(3,454,491)	14,748,373	(7,480,043)

PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(1,837,615)	(1,580,191)	(3,611,329)	(3,103,269)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$5,606,206	$(5,034,682)	$11,137,044	$(10,583,312)

EARNINGS (LOSS) PER COMMON SHARE — BASIC	$1.02	$(0.91)	$2.02	$(1.92)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED	$1.02	$(0.91)	$2.02	$(1.92)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,082	5,508,082	5,508,082	5,508,082

See Notes to the Unaudited Condensed Consolidated Financial Statements	Page 6 of 36

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows
For the Two Quarters Ended July 1, 2001 and July 2, 2000

	July 1, 2001	July 2, 2000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,753,984	$13,824,567

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	55,405	19,937

Acquisition of property and equipment	(1,014,444)	(7,855,280)

Increase in restricted cash	(350,822)	—

Net cash used in investing activities	(1,309,861)	(7,835,343)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	(218,792)	(474,000)

Net cash used in financing activities	(218,792)	(474,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,225,331	5,515,224

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,181,388	22,115,594

CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, BEGINNING OF PERIOD	10,111,872	—

CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, END OF PERIOD	(10,111,872)	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,406,719	$27,630,818

CASH PAID FOR INTEREST	$2,006,019	$165,311

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through issuance of debt	$—	$2,250,000

Accretion of discount on preferred stock	404,417	335,470

Accrual of preferred stock dividends	3,206,912	2,767,799

See Notes to the Unaudited Condensed Consolidated Financial Statements	Page 7 of 36

Fitzgeralds Gaming Corporation (Debtor-In-Possession)

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the “Company”) (Debtor-In-Possession) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the two quarters ended July 1, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

The Company utilizes a “4-4-5” (weeks) financial reporting period which maintains a December 31 year-end. This method of reporting results in 13 weeks in each quarterly accounting period. The first and fourth accounting periods will have a fluctuating number of days resulting from the maintenance of a December 31 year end, whereas the second and third periods will have the same number of days each year.

Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 method of presentation.

2.	PETITION FOR RELIEF UNDER CHAPTER 11

General

On December 5, 2000, the Company (together with its subsidiaries) commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the “Bankruptcy Cases”) in the United States Bankruptcy Court for the Northern District of Nevada (the “Bankruptcy Court”). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the “Restructuring Agreement”), with the holders (the “Consenting Noteholders”) of a majority in interest of the Company’s 12.25% Senior Secured Notes (the “Notes”) issued under an indenture dated December 30, 1997 (the “Indenture”). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties as going concerns.

The Restructuring Agreement provides a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company is required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May 2001, the Company distributed $1.8 million in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agree to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

The parties to the Restructuring Agreement have each concluded that the fair market value of the Company’s real and personal property given as collateral for the Notes is less than the total outstanding principal and interest due under the Notes, and that the fair market value of the real and personal property not securing the Notes is less than the amount of the unsecured deficiency claim of the holders of the Notes. As a result, it is not expected that any distribution will be made to holders of the existing capital stock of the Company. The Restructuring Agreement requires that as part of the liquidation process, all of the existing common stock and preferred stock of the Company is to be canceled and extinguished without payment therefor.

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the Purchase Agreement, as referred to below. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders are negotiating an amendment to the Restructuring Agreement to conduct the auction sale during October 2001.

Under the terms of the Restructuring Agreement, upon the closing of each sale of the Company’s assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, must be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Company’s assets remaining after such sales, including any notes received as part of the consideration for the sales of the Company’s assets and payment of remaining liabilities of the Company, will be transferred to a liquidating trust created for the benefit of the holders of the Notes and others under a plan of reorganization to be consistent with the terms of the Restructuring Agreement.

In light of the regulatory approvals needed to accomplish the liquidations, and recognizing the need to retain senior management in order to insure continuity and compliance with all gaming regulations and licensing requirements in the Company’s operations during the process, the Restructuring Agreement requires implementation of a senior management incentive and retention program. After obtaining Bankruptcy Court approval in December 2000, this program was adopted by the Company in order to retain Philip D. Griffith, Michael E. McPherson, Max L. Page and Paul H. Manske, each an officer, director and/or senior executive of the Company, as key executives and to compensate them for their continued employment with the Company during the process.

On March 19, 2001, as part of the restructuring contemplated in the Restructuring Agreement, the Company, as debtor in possession, received the Bankruptcy Court approval to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of its assets; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations in Las Vegas, Nevada, Black Hawk, Colorado and Tunica, Mississippi to an affiliate of The Majestic Star Casino, LLC, an Indiana limited liability company (“Majestic”), pursuant to the Purchase and Sale Agreement dated as of November 22, 2000, as amended on December 4, 2000 (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, the Company has agreed to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of the Company’s assets including Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, and Fitzgeralds Tunica, as well as the Company’s interest in The Fremont Street Experience Limited Liability Company (collectively, the “Assets”) to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets. Majestic has deposited into an escrow account $2.0 million of the cash portion of the purchase price as an earnest money deposit. The Purchase Agreement contains customary representations, warranties, conditions and covenants, that provides for a dollar-for-dollar purchase price adjustment based on changes in each of the target properties working capital and long-term debt, excluding debt related to the Notes, at closing, and adjustment if the Company’s earnings before interest, income taxes, depreciation and amortization for the 12-month period prior to closing vary by 5% or more from a target earnings amount for such period and adjustments as may apply in the event that the Company fails to obtain certain consents. The closing is contingent upon, among other things, Majestic obtaining financing of up to $137.0 million and approval of gaming authorities in Colorado, Mississippi and Nevada.

For further information concerning the Purchase Agreement, please refer to our Current Report on Form 8-K, dated December 5, 2000, as filed with the Securities and Exchange Commission.

Reorganization Items

For the Quarter and the Two Quarters Ended July 1, 2001, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

	Quarter	Two Quarters
	Ended	Ended
	July 1, 2001	July 1, 2001

Reorganization Items:
Post petition professional fees	$1,067,997	$1,766,508

U.S. trustee fees	60,474	132,275

Interest earned on accumulated cash resulting from the bankruptcy proceedings	(236,814)	(325,098)

	$891,657	$1,573,685

Liabilities Subject to Compromise

At July 1, 2001 and December 31, 2000 liabilities subject to compromise consisted of the following:

	July 1, 2001	Dec. 31, 2000

Liabilities subject to compromise:
Notes	$205,000,000	$205,000,000

Discount on the Notes	(1,394,652)	(1,549,855)

Accrued interest on the Notes	42,969,931	44,813,080

Debt offering costs on the Notes	(4,809,667)	(5,513,521)

Unsecured creditors	100,227	120,125

	$241,865,839	$242,869,829

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company’s fiscal year ending December 31, 2001. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2001, the Company implemented Emerging Issues Task Force (“EITF”) No. 00-14 Accounting for Certain Sales Incentive, EITF No. 00-21 Accounting for Multiple-Element Revenue Arrangements, EITF No. 00-22 Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future and EITF No. 00-25 Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products requiring cash coupons or rebates to be classified as a reduction of revenue. Prior to this ruling, the Company had expensed the cash coupons, players club reward program and other cash back programs as a casino or marketing expense. In 2001, the Company reclassified its 2000 income statement to reflect such expenses as promotional expense thereby reducing net revenue.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which requires the purchase method of accounting for business combination initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

Also in June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of July 1, 2001 the Company had goodwill, net of accumulated amortization, of approximately $13.0 million which is currently included in net assets held for sale. The Company discontinued amortizing the goodwill subsequent to filing the Bankruptcy cases. Amortization expense related to goodwill was $0.2 million for the two quarters ended July 2, 2000. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

4.	NET ASSETS HELD FOR SALE

In December 2000, the Company entered into the Restructuring Agreement with the Consenting Noteholders. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties. Assets not included in net assets held for sale of $22.1 million consist mainly of cash not transferable upon the close of a sale with Majestic and assets of Fitzgerald’s Reno excluding property and equipment. On March 19, 2001 the Company received Bankruptcy Court approval to sell substantially all of its Assets to Majestic pursuant to the Purchase Agreement for $149.0 million in cash. The closing is contingent upon, among other things Majestic obtaining financing of up to $137.0 million and approval of gaming authorities in Colorado, Mississippi and Nevada. The Company is actively seeking a buyer for the Fitzgeralds Reno property.

The components of the net assets held for sale as of July 1, 2001 are as follows:

	Fitzgeralds	Fitzgeralds	Fitzgeralds	Fitzgeralds
	Reno	Las Vegas	Tunica	Black Hawk	Elimination	Total

Assets:

Cash and cash equivalents	$—	$3,082,396	$5,274,598	$1,754,878	$—	$10,111,872

Account receivable, net of allowance for doubtful accounts of $278,851	—	490,447	372,863	51,878	—	915,188

Inventories	—	434,678	500,089	155,665	—	1,090,432

Prepaid gaming taxes	—	993,151	—	47,300	—	1,040,451

Other current assets	—	1,267,086	483,886	160,920	—	1,911,892

Property and equipment, net(1)	29,117,324	37,310,214	63,238,446	24,885,483	(1,904,147)	152,647,320

Goodwill, net of accumulated amortization of $1,173,579	—	—	—	13,005,582	—	13,005,582

Restricted cash	—	500,000	—	—	—	500,000

Other non-current assets	—	345,916	468,920	141,363	—	956,199

Current portion of long term debt	—	(135,508)	(10,835)	—	—	(146,343)

Accounts payable	—	(939,120)	(1,203,230)	(450,120)	—	(2,592,470)

Accrued expenses and other:

Payroll and related	—	(1,375,465)	(2,566,647)	(712,584)	—	(4,654,696)

Progressive jackpots	—	(222,803)	(348,164)	(458,929)	—	(1,029,896)

Outstanding chips and tokens	—	(141,615)	(30,575)	(43,857)	—	(216,047)

Other	—	(624,606)	(1,254,929)	(393,272)	—	(2,272,807)

Long term debt	—	(323,340)	—	—	—	(323,340)

	$29,117,324	$40,661,431	$64,924,422	$38,144,307	$(1,904,147)	$170,943,337

(1) The elimination entry is for the inter-company purchase and sale of property and equipment.

The components of the net assets held for sale as of December 31, 2000 are as follows:

	Fitzgeralds	Fitzgeralds	Fitzgeralds	Fitzgeralds
	Reno	Las Vegas	Tunica	Black Hawk	Elimination	Total

Assets:

Cash and cash equivalents	$—	$3,082,396	$5,274,598	$1,754,878	$—	$10,111,872

Account receivable, net of allowance for doubtful accounts of $210,586	—	696,054	539,510	55,420	—	1,290,984

Inventories	—	445,572	445,722	153,204	—	1,044,498

Prepaid gaming taxes	—	566,788	—	48,052	—	614,840

Other current assets	—	1,506,705	366,376	109,802	—	1,982,883

Property and equipment, net(1)	28,949,595	37,162,537	62,708,013	24,789,132	(1,904,147)	151,705,130

Goodwill, net of accumulated amortization of $1,173,579	—	—	—	13,005,582	—	13,005,582

Restricted cash	—	500,000	—	—	—	500,000

Other non-current assets	—	320,251	461,361	141,363	—	922,975

Current portion of long term debt	—	(167,273)	(73,015)	—	—	(240,288)

Accounts payable	—	(514,831)	(809,013)	(227,676)	—	(1,551,520)

Accrued expenses and other:

Payroll and related	—	(1,336,852)	(2,349,516)	(667,094)	—	(4,353,462)

Progressive jackpots	—	(269,561)	(322,665)	(387,602)	—	(979,828)

Outstanding chips and tokens	—	(104,175)	(91,247)	(39,152)	—	(234,574)

Other	—	(788,550)	(1,095,992)	(1,152,148)	—	(3,036,690)

Long term debt	—	(394,064)	—	—	—	(394,064)

	$28,949,595	$40,704,997	$65,054,132	$37,583,761	$(1,904,147)	$170,388,338

(1)  The elimination entry is for the inter-company purchase and sale of property and equipment.

Net property and equipment held for sale consists of the following at July 1, 2001 and December 31, 2000:

	July 1, 2001	Dec.31, 2000

Land used in casino operations	$18,204,843	$18,204,843

Buildings and improvements	122,745,145	122,789,471

Site improvements	20,960,324	20,960,324

Barge and improvements	12,920,531	12,896,235

Furniture, fixtures and equipment	67,583,833	67,330,488

	242,414,676	242,181,361

Less accumulated depreciation and amortization	(90,696,907)	(91,240,929)

	151,717,769	150,940,432

Construction in progress	929,551	764,698

Total	$152,647,320	$151,705,130

5.	LONG-TERM DEBT

The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes will mature on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999, 2000 and 2001 and December 15, 1999 and 2000. Under the Note Indenture, an Event of Default occurred on July 15, 1999. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. In accordance with the Indenture, the Company began accruing interest on the unpaid interest at 13.25% effective June 16, 1999 until the filing of the Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture. In May 2001, the Company distributed $1.8 million in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company stopped accruing interest on the Note on December 5, 2000 with the commencement of the Bankruptcy Cases.

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

During the quarters ended July 1, 2001 and July 2, 2000, there were no outstanding convertible securities and warrants that would result in dilutive potential to the common shares and, as such, diluted earnings per share are not applicable. Options to purchase 267,000 shares of common stock at prices ranging from $1.00 to $1.10 per share were outstanding at July 2, 2000. Such options are not included in the computation of diluted earnings per share because to do so would have been antidilutive. No options were outstanding at July 1, 2001.

7.	CONTINGENCIES

Central City Litigation

On or about May 25, 2001, City of Central, Colorado (“Central City”), and certain businesses claiming to do business in Central City commenced an action, Civil Action No. 01-D-0964, in the United States District Court for the District of Colorado against the City of Black Hawk, Colorado (“Blackhawk”), certain companies alleged to do business in or about Blackhawk and various individuals.

101 Main, a wholly owned subsidiary of Fitzgeralds Black Hawk II, is a named defendant in the action. The claims against all defendants, including 101 Main, are predicated on 15 U.S.C. section 1 (Restraint of Trade), 15 U.S.C. section 2 (Monopolization), 15 U.S.C. section 2 (Attempted Monopolization), Colorado Revised Statute section 6-4-104 (Restraint of Trade), violation of Colorado Revised Statute section 6-4-105 (Monopolization), Colorado Revised Statute section 6-4-105 (Attempted Monopolization), 18 U.S.C. section 1962 (Racketeering), Colorado Revised Statute section 18-17-104 (Colorado Organized Crime Control Act), intentional interference with prospective economic advantage, civil conspiracy, tortious interference with contractual relations and inducing breach of contract. The plaintiffs in the action are seeking judgment by jury against all defendants for an amount in excess of $100.0 million. The principal cause of the action relating to 101 Main is that the defendants, including 101 Main, engaged in certain conduct to prevent the construction of a highway defined as the “Southern Access Road” that would provide access to travelers directly to Central City from Interstate 70 instead of requiring passage through Blackhawk.

The complaint was filed after the commencement of the Bankruptcy Cases, and 101 Main has asserted that the action was commenced in violation of the automatic stay, Section 362(a) of the Bankruptcy Code. Accordingly, the Company believes that the action, as it applies to 101 Main, is void under applicable case law, as was the plaintiffs’ purported services of process following commencement of the action. 101 Main has demanded that plaintiffs dismiss it from the action. In the event 101 Main is not dismissed from the action, 101 Main will seek appropriate redress from the Bankruptcy Court, and alternatively defend against the claims for relief set forth in the complaint. The Company believes that the claims asserted against 101 Main are without merit.

Additionally, none of the plaintiffs filed proofs of claim in the Bankruptcy Cases within the time permitted pursuant to Bankruptcy Court order. In the event that the Bankruptcy Court determines that the claims were not timely filed, the claims are subject to disallowance, or alternatively, subordination to timely filed claims regarding distribution of assets from the Bankruptcy Cases.

Reliance

From April 1, 1998 through September 30, 1999, the Company's general liability insurance and worker's compensation insurance carrier was Reliance Insurance Company ("Reliance"). On May 29, 2001, a Pennsylvania court placed Reliance under the control of the Pennsylvania Department of Insurance for rehabilitation. At the present time, the Company is unable to determine what effect this action may have on liability and worker's compensation claims which arose during the coverage period for which Reliance was the Company's insurance carrier or whether any limitations on coverage would have a material adverse effect on the Company's financial condition.

8.	SEGMENT INFORMATION

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. There are minimal inter-segment sales. The Company continues to evaluate its business segment performance based on the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company has not changed its basis of segmentation from the year ended December 31, 2000.

	For the Quarters Ended

	July 1, 2001	July 2, 2000

	(in thousands)
Net operating revenues:

Fitzgeralds Las Vegas	$13,616	$13,318

Fitzgeralds Tunica	20,827	18,875

Fitzgeralds Reno	10,928	11,653

Fitzgeralds Black Hawk	8,516	8,085

Other	(12)	—

Total	$53,875	$51,931

	For the Quarters Ended

	July 1, 2001	July 2, 2000

	(in thousands)
Income (loss) from operations:

Fitzgeralds Las Vegas	$840	$91

Fitzgeralds Tunica	4,889	1,950

Fitzgeralds Reno	1,363	1,618

Fitzgeralds Black Hawk	2,003	1,588

Other	(1,125)	(594)

Total Properties	7,970	4,653

Nevada Club	(12)	(9)

Total	$7,958	$4,644

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

	For the Quarters Ended

	July 1, 2001	July 2, 2000

	(in thousands)
Total segment operating income	$9,095	$5,247

Nevada Club	(12)	(9)

Other	(1,125)	(594)

Eliminations	(8,087)	1,686

Interest income	32	239

Interest income — shareholder and intercompany	—	7,938

Interest expense	(507)	(8,348)

Interest expense — shareholder and intercompany	—	(7,920)

Other expense	8,048	(1,693)

Net income (loss)	$7,444	$(3,454)

	For the Two Quarters Ended

	July 1, 2001	July 2, 2000

	(in thousands)
Net operating revenues:

Fitzgeralds Las Vegas	$27,925	$27,822

Fitzgeralds Tunica	42,063	37,831

Fitzgeralds Reno	19,591	20,720

Fitzgeralds Black Hawk	16,392	16,411

Other	34	—

Total	$106,005	$102,784

	For the Two Quarters Ended

	July 1, 2001	July 2, 2000

	(in thousands)
Income (loss) from operations:

Fitzgeralds Las Vegas	$2,504	$1,000

Fitzgeralds Tunica	10,330	4,182

Fitzgeralds Reno	1,291	1,365

Fitzgeralds Black Hawk	3,596	3,370

Other	(1,954)	(1,076)

Total Properties	15,767	8,841

Nevada Club	(47)	(22)

Total	$15,720	$8,819

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

	For the Two Quarters Ended

	July 1, 2001	July 2, 2000

	(in thousands)
Total segment operating income	$17,721	$9,917

Nevada Club	(47)	(22)

Other	(1,954)	(1,076)

Eliminations	(17,782)	4,079

Interest income	78	434

Interest income — shareholder and intercompany	—	16,046

Interest expense	(1,015)	(16,752)

Interest expense — shareholder and intercompany	—	(16,010)

Other expense	17,747	(4,096)

Net income (loss)	$14,748	$(7,480)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion and other material in this Quarterly Report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company’s other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

General

The Company is a diversified multi-jurisdictional gaming holding company that owns and operates four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada (“Fitzgeralds Las Vegas”), Reno, Nevada (“Fitzgeralds Reno”), Tunica, Mississippi (“Fitzgeralds Tunica”), and Black Hawk, Colorado (“Fitzgeralds Black Hawk”), collectively referred to as the “Operating Properties”. The Company markets its properties primarily to middle-market customers, emphasizing its Fitzgeralds brand and its “Fitzgeralds Irish Luck” theme.

The Company currently conducts substantially all of its business through wholly-owned subsidiaries; Fitzgeralds Reno, Inc. (“FRI”); Fitzgeralds South, Inc. (“FSI”); and Fitzgeralds Incorporated (“FI”). FRI directly owns and operates Fitzgeralds Reno; FSI owns and operates Fitzgeralds Las Vegas and Fitzgeralds Tunica through wholly-owned subsidiaries; and FI owns and operates Fitzgeralds Black Hawk through wholly-owned subsidiaries, including 101 Main Street Limited Liability Company (“101 Main”).

Unless the context otherwise requires, the “Company” refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive office of the Company is located at 301 Fremont Street, Las Vegas, Nevada 89101; telephone (702) 388-2400; facsimile (702) 382-5562.

In the narrative discussion below, the “2001 Q2 Period” is defined as the quarter ended July 1, 2001 and the “2000 Q2 Period” is defined as the quarter ended July 2, 2000. The “Cumulative 2001 Period” is defined as the two quarters ended July 1, 2001 and the “Cumulative 2000 Period” is defined as the two quarters ended July 2, 2000. Unless otherwise noted, the narrative discussion below is focused on the Company’s Operating Properties, which together with unallocated corporate and restructuring expenses are referred to as the “Properties”. Corporate expenses of $0.25 million for each of the two quarters presented are allocated to each of the four Operating Properties as an operating expense. The remainder of the unallocated corporate and restructuring expenses is included in Other. See Note 1 of Statement of Operations Data.

Quarter Ended July 1, 2001 Comparison to Quarter Ended July 2, 2000

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 2001 Q2 Period and the 2000 Q2 Period. EBITDA for the Properties was $8.0 million and $8.3 million for the 2001 and 2000 Q2 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company’s performance with that of its competitors, increased from $8.8 million for the 2000 Q2 Period to $8.9 million for the 2001 Q2 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

Statement of Operations Data	July 1, 2001	July 2, 2000

	(in thousands)
Net Operating Revenues:

Fitzgeralds Las Vegas	$13,616	$13,318

Fitzgeralds Tunica	20,827	18,875

Fitzgeralds Reno	10,928	11,653

Fitzgeralds Black Hawk	8,516	8,085

Other	(12)	—

Total	$53,875	$51,931

Income (loss) from operations:

Fitzgeralds Las Vegas	$840	$91

Fitzgeralds Tunica	4,889	1,950

Fitzgeralds Reno	1,363	1,618

Fitzgeralds Black Hawk	2,003	1,588

Other(1)	(1,125)	(594)

Total Properties	7,970	4,653

Nevada Club	(12)	(9)

Total	$7,958	$4,644

Other Data	For the Quarters Ended

	July 1, 2001	July 2, 2000

	(in thousands)
EBITDA(2):

Fitzgeralds Las Vegas	$840	$1,068

Fitzgeralds Tunica	4,889	3,573

Fitzgeralds Reno	1,363	2,212

Fitzgeralds Black Hawk	2,003	2,049

Other(1)	(1,117)	(584)

Total Properties	7,978	8,318

Nevada Club	(12)	(9)

Total EBITDA	7,966	8,309
Adjustments to EBITDA(3)	904	461

Adjusted EBITDA	$8,870	$8,770

(1)	Other includes corporate expenses not allocated to the Operating Properties for the 2000 and 2001 Periods, which include $0.5 million of pre-petition professional fees and expenses incurred with the Company’s restructuring in the 2000 Period which are included in selling, general and administrative expenses and $0.9 million of post-petition professional fees and expenses, net of interest income included in reorganization items for the 2001 Period.

(2)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of pre-petition professional fees and expenses incurred with the Company’s restructuring of $0.5 million in the 2000 Period, which are included in selling, general and administrative expenses and; (iii) exclusion of $0.9 million of post-petition professional fees and expenses, net of interest income included as reorganization items in the 2001 Period.

Operating Revenues

Total revenues for the Operating Properties were $62.7 million and net operating revenues were $53.9 million for the 2001 Q2 Period, representing 4.7% and 3.7% increases, respectively, over total revenues of $59.9 million and net operating revenues of $51.9 million for the 2000 Q2 Period. The increase is primarily due to the improved performance at the Fitzgeralds Tunica property.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 78.7% and 77.8% of total revenues for the Operating Properties for the 2001 and 2000 Q2 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 86.9% and 85.4% were derived from slot machine revenues for the 2001 and 2000 Q2 Periods, respectively) increased 6.0% to $49.4 million for the 2001 Q2 Period from $46.6 million for the 2000 Q2 Period. Casino revenues increased 14.4%, 4.9% and 3.2% at Fitzgeralds Tunica, Fitzgeralds

Black Hawk and Fitzgeralds Las Vegas, respectively. Fitzgeralds Reno casino revenue decreased 6.4%, primarily as a result of adverse economic conditions in its target markets.

Room revenues for the Operating Properties (9.2% and 9.6% of total revenues for the Operating Properties for the 2001 and 2000 Q2 Periods, respectively) decreased 0.3% from the 2000 Q2 Period. Fitzgeralds Reno room revenues increased 1.9% due to a combination of a higher average daily rate which increased 3.7% for the 2001 Q2 Period offset by a decrease in the average occupancy rate to 95.0% for the 2001 Q2 Period from 96.4% for the 2000 Q2 Period. Room revenues decreased 0.2% at Fitzgeralds Las Vegas due to a lower average daily rate which decreased 4.0% for the 2001 Q2 Period, offset by an increase in the average occupancy rate to 93.9% for the 2001 Q2 Period from 93.0% for the 2000 Q2 Period. At Fitzgeralds Tunica, room revenues decreased 2.0% due to the combination of a lower average daily rate which decreased 3.6% offset by a higher average occupancy rate, which increased to 94.9% for the 2001 Q2 Period from 94.3% for the 2000 Q2 Period.

Food and beverage revenues for the Operating Properties (10.3% and 10.9% of total revenues for the Operating Properties for the 2001 and 2000 Q2 Periods, respectively) decreased 1.2% for the 2001 Q2 Period. Fitzgeralds Tunica experienced a revenue increase of 2.7% for the 2001 Q2 Period. Food and beverage revenues at Fitzgeralds Reno, Fitzgeralds Las Vegas and Fitzgeralds Black Hawk decreased 5.6%, 1.7% and 1.0%, respectively.

Promotional allowances for the Operating Properties increased $0.9 million or 10.8% for the 2001 Q2 Period primarily as a result of increased casino volumes at Fitzgeralds Tunica.

Operating Costs and Expenses

Total operating costs and expenses for the Operating Properties decreased 2.9% to $45.9 million for the 2001 Q2 Period from $47.3 million for the 2000 Q2 Period due primarily to the decrease in depreciation and amortization as discussed below.

Casino expenses for the Operating Properties were $22.9 million for the 2001 Q2 Period, a 5.4% increase from $21.7 million for the 2000 Q2 Period, primarily due to increases in payroll expenses and expenses relating to the leasing and the rental of slot machines. Food and beverage expenses for the Operating Properties increased 5.0% to $4.0 million for the 2001 Q2 Period from $3.8 million for the 2000 Q2 Period. Room expenses for the Operating Properties decreased 1.1% to $3.1 million for the 2001 Q2 Period from $3.2 million for the 2000 Q2 Period. Selling, general and administrative expenses for the Operating Properties increased 0.6% to $14.5 million for the 2001 Q2 Period from $14.4 million for the 2000 Q2 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $0.9 million and $0.5 million for the 2001 and 2000 Q2 Periods, respectively. The $0.5 million of pre-petition professional fees and expenses incurred with the Company’s restructuring in the 2000 Q2 Period are included in selling, general and administrative expenses. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee, the

Indenture Trustee, and the administrative fees paid to the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Operating Properties increased 2.7% to approximately $21.2 million for the 2001 Q2 Period from approximately $20.6 million for the 2000 Q2 Period. Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk incurred increases in personnel expenses of 4.5%, 3.1% and 2.9%, respectively. Fitzgeralds Reno had a slight decrease of 0.6% in personnel expenses.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased 6.7% for the 2001 Q2 Period.

Depreciation and amortization expenses for the Operating Properties decreased 99.8% to approximately $.008 million for the 2001 Q2 Period from $3.7 million for the 2000 Q2 Period due to the discontinuation of recording depreciation and amortization expense for the property and equipment included in net assets held for sale, subsequent to filing the Bankruptcy Cases.

Income from Operations

Income from operations for the Operating Properties increased 71.3% to $8.0 million for the 2001 Q2 Period from $4.7 million for the 2000 Q2 Period. The increase is due to the discontinuation of recording substantially all depreciation and amortization expense during the 2001 Q2 Period as discussed above.

Net Interest Expense

Interest expense for the Operating Properties (net of interest income), decreased 94.1% to $0.5 million for the 2001 Q2 Period from $8.1 million for the 2000 Q2 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

Net income for the Properties increased $10.8 million to $7.4 million in the 2001 Q2 Period compared to a net loss of $3.4 million in the 2000 Q2 Period primarily as a result of the decrease in depreciation and amortization expense and interest expense.

Two Quarters Ended July 1, 2001 Comparison to Two Quarters Ended July 2, 2000

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 2001 Period and the Cumulative 2000 Period. EBITDA for the Properties was $15.8 million and $16.2 million for the Cumulative 2001 and 2000 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company’s performance with that of its competitors, increased from $17.0 million for the Cumulative 2000 Period to $17.4 million for the Cumulative 2001 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

	For the Two Quarters Ended

	July 1, 2001	July 2, 2000

	(In thousands)
Statement of Operations Data

Net Operating Revenues:

Fitzgeralds Las Vegas	$27,925	$27,822

Fitzgeralds Tunica	42,063	37,831

Fitzgeralds Reno	19,591	20,720

Fitzgeralds Black Hawk	16,392	16,411

Other	34	—

Total	$106,005	$102,784

Income (Loss) from Operations:

Fitzgeralds Las Vegas	$2,504	$1,000

Fitzgeralds Tunica	10,330	4,182

Fitzgeralds Reno	1,291	1,365

Fitzgeralds Black Hawk	3,596	3,370

Other(1)	(1,954)	(1,076)

Total Properties	15,767	8,841

Nevada Club	(47)	(22)

Total	$15,720	$8,819

Other Data

EBITDA(2):

Fitzgeralds Las Vegas	$2,504	$2,950

Fitzgeralds Tunica	10,330	7,421

Fitzgeralds Reno	1,291	2,577

Fitzgeralds Black Hawk	3,595	4,302

Other(1)	(1,933)	(1,055)

Total Properties	15,787	16,195

Nevada Club	(47)	(22)

Total EBITDA	15,740	16,173

Adjustments to EBITDA(3)	1,621	826

Adjusted EBITDA	$17,361	$16,999

	For the Two Quarters Ended

	July 1, 2001	July 2, 2000

	(in thousands)
Net Cash Provided by (Used in) (4):

Operating Activities	$15,754	$13,825

Investing Activities	(1,310)	(7,835)

Financing Activities	(219)	(474)

Depreciation and Amortization	20	7,353

Capital Expenditures	(1,014)	(7,855)

Earnings to Fixed Charges (5):	9.7	—

(1)	Other includes corporate expenses not allocated to the Operating Properties for the Cumulative 2000 and 2001 Periods, which include $0.8 million of pre-petition professional fees and expenses incurred with the Company’s restructuring in the Cumulative 2000 Period which are included in selling, general and administrative expenses and $1.6 million of post-petition professional fees and expenses, net of interest income included in reorganization items for the Cumulative 2001 Period.

(2)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of pre-petition professional fees and expenses incurred with the Company’s restructuring of $0.8 million in the Cumulative 2000 Period which are included in selling, general and administrative expenses and; (iii) exclusion of $1.6 million of post-petition professional fees and expenses, net of interest income included as reorganization items in the Cumulative 2001 Period.

(4)	Includes financial results of Nevada Club for both periods presented.

(5)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charged Coverage Ratio was 9.7 for the Cumulative 2001 Period, primarily as a result of the reduction in depreciation and amortization and interest expense; however, earnings were insufficient to cover fixed charges by $7.5 million for the Cumulative 2000 Period.

Operating Revenues

Total revenues for the Operating Properties were $123.8 million and net operating revenues were $106.0 million for the Cumulative 2001 Period, representing 3.8% and 3.1% increases, respectively, over total revenues of $119.3 million and net operating revenues of $102.8 million for the Cumulative 2000 Period. The increase is primarily due to the improved performance at the Fitzgeralds Tunica property.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 78.6% and 77.7% of total revenues for the Operating Properties for the Cumulative 2001 and 2000 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 86.5% and 84.8% were derived from slot machine revenues for the Cumulative 2001 and 2000 Periods, respectively) increased 5.1% to $97.4 million for the Cumulative 2001 Period from $92.6 million for the Cumulative 2000 Period. Casino revenues increased 15.6% and 0.6%, respectively, at Fitzgeralds Tunica and Fitzgeralds Las Vegas. Fitzgeralds Black Hawk casino revenue decreased 1.0%, while Fitzgeralds Reno casino revenue decreased 5.5%.

Room revenues for the Operating Properties (9.0% and 9.3% of total revenues for the Operating Properties for the Cumulative 2001 and 2000 Periods, respectively) decreased 0.2% from the Cumulative 2000 Period. Fitzgeralds Reno room revenues increased 0.9% due to a 3.0% higher average daily rate, while the average occupancy rate decreased to 88.4% for the Cumulative 2001 Period from 89.0% for the Cumulative 2001 Period. Room revenues decreased 1.1% at Fitzgeralds Las Vegas due to a decrease in the average daily rate of 5.2% offset by an increase in the occupancy rate to 94.2% for the Cumulative 2001 Period, from 91.5% for the Cumulative 2000 Period. At Fitzgeralds Tunica, room revenues remained the same for the Cumulative 2001 and 2000 Periods.

Food and beverage revenues for the Operating Properties (10.5% and 11.2% of total revenues for the Operating Properties for the Cumulative 2001 and 2000 Periods, respectively) decreased approximately $0.4 million or 3.1% for the Cumulative 2001 Period. Fitzgeralds Tunica food and beverage revenue increased 2.6% while Fitzgeralds Reno, Fitzgeralds Las Vegas and Fitzgeralds Black Hawk experienced revenue decreases of 6.5%, 5.6%, and 4.9%, respectively.

Promotional allowances for the Operating Properties increased $1.3 million or 7.9% for the Cumulative 2001 Period primarily as a result of increased casino volumes at Fitzgeralds Tunica.

Operating Costs and Expenses

Total operating costs and expenses for the Operating Properties decreased 3.9% to $90.2 million for the Cumulative 2001 Period from $93.9 million for the Cumulative 2000 Period primarily due to the decrease in depreciation and amortization expense.

Casino expenses for the Operating Properties were $45.0 million for the Cumulative 2001 Period, a 4.6% increase from $43.0 million for the Cumulative 2000 Period, primarily due to increases in payroll expenses and expenses relating to the leasing and the rental of slot machines. Food and beverage expenses for the Operating Properties remained approximately the same for the Cumulative 2000 and 2001 Periods at $7.7 million. Room expenses for the Operating Properties increased 1.9% to $6.4 million for the Cumulative 2001 Period from $6.2 million for the Cumulative 2000 Period. Selling, general and administrative expenses for the Operating Properties decreased 0.2% to $28.5 million for the Cumulative 2001 Period from $28.6 million for the Cumulative 2000 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $1.6 million and $0.8 million for the Cumulative 2001 and 2000 Periods, respectively. The $0.8 million of pre-petition professional fees and expenses incurred with the Company’s restructuring in the Cumulative 2000 Period are included in selling, general and administrative expenses. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee and the Indenture Trustee, and administrative expenses paid to the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Operating Properties increased 1.9% to approximately $42.1 million for the Cumulative 2001 Period from approximately $41.3 million for the Cumulative 2000 Period. Personnel expenses increased 3.6%, 2.4% and 1.8%, respectively for Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, while personnel expenses at Fitzgeralds Reno decreased 1.0%.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased $0.8 million or 9.3% for the Cumulative 2001 Period.

Depreciation and amortization expenses for the Operating Properties decreased 99.7% to $.02 million for the Cumulative 2001 Period from $7.4 million for the Cumulative 2000 Period, due to the discontinuation of recording depreciation and amortization expense for property and equipment included in net assets held for sale, subsequent to filing the Bankruptcy Cases.

Income from Operations

Income from operations for the Operating Properties increased 78.3% to $15.8 million for the Cumulative 2001 Period from $8.8 million for the Cumulative 2000 Period. The increase is primarily due to the discontinuation of recording substantially all depreciation and amortization expense during the Cumulative 2001 Period.

Net Interest Expense

Interest expense for the Operating Properties (net of interest income), decreased 94.3% to $0.9 million for the Cumulative 2001 Period from $16.3 million for the Cumulative 2000 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

Net Income for the Properties increased $22.4 million to $14.9 million in the Cumulative 2001 Period compared to a net loss of $7.5 million in the Cumulative 2000 Period primarily as a result of the decrease in depreciation and amortization expense and interest expense.

Liquidity and Capital Resources

At July 1, 2001, the Company had unrestricted cash of $32.5 million compared to $18.3 million at December 31, 2000, which amounts each include $10.1 million of cash classified in net assets held for sale. The Company’s primary sources of liquidity and cash flows during the Cumulative 2001 Period were operations of $15.8 million. Net cash used in investing activities was $1.3 million for the Cumulative 2001 Period compared to net cash used in investing activities of $7.8 million for the Cumulative 2000 Period. Cash uses in the Cumulative 2000 Period included $3.8 million for the parking garage expansion at Fitzgeralds Tunica and $0.75 million for the acquisition of the parking garage at Fitzgeralds Reno. Net cash used in financing activities was $0.2 million and $0.5 million for the Cumulative 2001 and 2000 Periods, respectively.

The Company’s principal sources of capital will consist of cash from operations, and vendor or third party financing of gaming and other equipment. The Company believes that it has adequate sources of liquidity to meet its normal operating requirements. However, its relatively high degree of leverage had prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors did not see any way to resolve this problem without restructuring the Company’s indebtedness. An Event of Default under the Indenture pursuant to which the Notes were issued occurred on July 15, 1999.

Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company is required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May 2001, the Company distributed $1.8 million in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture.

On December 5, 2000, the Company commenced the Bankruptcy Cases in the Bankruptcy Court. For further information concerning the Bankruptcy Cases and related matters, see Note 2 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

By suspending the interest payments on the Notes other than the post-petition distributions and sales proceeds of collateral for the Notes until such time as the liquidation of the Company’s assets contemplated by the Restructuring Agreement has been completed, the Company believes that its liquidity and capital resources will be sufficient to maintain all of its normal operations at current levels during the pendency of the Bankruptcy Cases and does not anticipate any adverse impact on its operations, customers or employees. However, costs incurred and to be incurred in connection with the Bankruptcy Cases have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully consummate the Restructuring Agreement and the Purchase Agreement or that its liquidity and capital resources will be sufficient to maintain its normal operations during the pendency of the Bankruptcy Cases.

EBITDA and Adjusted EBITDA

The Company’s EBITDA was $15.7 million for the Cumulative 2001 Period and $16.2 million for the Cumulative 2000 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company’s Adjusted EBITDA was $17.4 million for the Cumulative 2001 Period and $17.0 million for the Cumulative 2000 Period. Adjusted EBITDA is determined based on the adjustments described in Note 3 to Statement of Operations Data. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 9.7 for the Cumulative 2001 Period, primarily as a result of the reduction in depreciation and amortization and interest expense; however, earnings were insufficient to cover fixed charges by $7.5 million for the Cumulative 2000 Period.

Business Seasonality and Severe Weather

The gaming operations of the Company in certain locations may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. At Fitzgeralds Las Vegas, business levels are generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year’s) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At each of the three other Operating Properties, business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November.

The Company’s results are also affected by inclement weather in relevant markets. The Fitzgeralds Black Hawk site, located in the Rocky Mountains of Colorado, and the Fitzgeralds Reno site, located in the foothills of the Sierra Nevada mountains in Nevada, are subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Company’s facilities.

Recently Issued Accounting Standards

On June 30, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company’s fiscal year ending December 31, 2001. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

On January 1, 2001, the Company implemented Emerging Issues Task Force (“EITF”) No. 00-14 Accounting for Certain Sales Incentive, EITF No. 00-21 Accounting for Multiple-Element Revenue Arrangements, EITF No. 00-22 Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future and EITF No. 00-25 Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products requiring cash coupons or rebates to be classified as a reduction of revenue. Prior to this ruling, the Company had expensed the cash coupons, players club reward program and other cash back programs as a casino or marketing expense. In 2001, the Company reclassified its 2000 income statement to reflect such expenses as promotional expense thereby reducing net revenue.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which requires the purchase method of accounting for business combination initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

Also in June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires that Goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of July 1, 2001 the Company had goodwill, net of accumulated amortization, of approximately $13.0 million which is currently included in net assets held for sale. The Company discontinued amortizing the goodwill subsequent to filing the Bankruptcy cases. Amortization expense related to goodwill was $0.2 million for the two quarters ended July 2, 2000. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The fair market value of the Company’s fixed debt obligations has increased to approximately $124.4 million at July 1, 2001 compared to $115.0 million at December 31, 2000. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reno Transportation Rail Access Corridor (ReTRAC) Project

In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the “ReTRAC Project”). Preliminary plans for the ReTRAC Project provide for the construction of a temporary rail bypass that will be used to divert rail traffic around the main railroad during construction. The City of Reno (the “City”) estimates that a period of approximately two and one half years will be required to complete the ReTRAC Project. The southern boundary of the bypass will extend out into the middle of Commercial Row, the street where Fitzgerald’s Reno hotel entrance, valet parking area and hotel loading zone are situated.

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

The City of Reno filed an answer to the Company’s lawsuit on January 19, 1999. Subsequent thereto, George Karadanis and Robert Maloff d/b/a Sundowner Hotel and Casino (the “Sundowner”) were permitted by court order to file a Complaint in Intervention. Notwithstanding that intervention, on December 22, 1999, the court granted the City of Reno’s Motion for Summary Judgment against the Sundowner which motion was joined in by the Company.

After hearing oral arguments and considering the parties’ briefs, the Court concluded that there was insufficient evidence before the Reno City Council to support a finding that the ReTRAC Project confers a special benefit on Fitzgeralds Reno as is required by statute before a special assessment may be imposed. The Court remanded the matter to the Reno City Council and directed the council to conduct a new hearing to consider evidence as to whether Fitzgeralds Reno would receive a special benefit from the proposed project. On June 20, 2001, the Reno City Council commenced a public hearing in compliance with the remand order of the Court. That public hearing was recessed and continued to August 27, 2001.

On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which has previously been estimated to be $218 million. It is anticipated that the construction cost analysis will be completed in April

2002. On May 24, 2001, Fitzgeralds Reno commenced an action, CV-N-01-0329-PMP-RAM, in the United States District Court for the District of Nevada, against the Federal Highway Administration (“FHWA”), the Nevada Department of Transportation (“NDOT”), and the City (collectively, the “Defendants”) for violations of the National Environmental Policy Act (“NEPA”), codified at 42 U.S.C. §§ 4321-4327. The claims against all Defendants constitute a violation of 42 U.S.C. § 4332 (Violation of NEPA: Failure to Consider Reasonable Alternatives & Failure to Consider and Provide Adequate Mitigation Measures). Specifically, the Defendants failed to consider the Partial Cover and Cut Tunnel Alternative and the use of the Feather River Route on a temporary basis, and failed to include a plan for mitigating the adverse environmental impacts, including construction disruption, loss of operating facilities, noise and vibration impacts, that will be caused by the ReTRAC Project and incurred by Fitzgeralds Reno and others.

On or about June 12, 2001, NDOT filed a motion to dismiss the Company’s NEPA complaint based on a claim of sovereign immunity. The Court is considering an unopposed motion by the Company to amend the complaint to substitute as a defendant the Director of NDOT, Thomas E. Stephens, for the Defendant NDOT, in lieu of considering NDOT’s Eleventh Amendment immunity claim. After the complaint is so amended, NDOT will answer. The Defendants, FHWA and the City have not answered the complaint and are not scheduled to do so until September 5, 2001.

Central City Litigation

On or about May 25, 2001, City of Central, Colorado (“Central City”), and certain businesses alleged to do business in Central City commenced an action, Civil Action No. 01-D-0964, in the United States District Court for the District of Colorado against the City of Black Hawk, Colorado (‘Blackhawk”), certain companies alleged to do business in or about Blackhawk and various individuals.

101 Main, a wholly owned subsidiary of Fitzgeralds Black Hawk II, is a named defendant in the action. The claims against all defendants, including 101 Main are predicated on 15 U.S.C. section 1 (Restraint of Trade), 15 U.S.C. section 2 (Monopolization), 15 U.S.C. section 2 (Attempted Monopolization), Colorado Revised Statute section 6-4-104 (Restraint of Trade), violation of Colorado Revised Statute section 6-4-105 (Monopolization), Colorado Revised Statute section 6-4-105 (Attempted Monopolization), 18 U.S.C. section 1962 (Racketeering), Colorado Revised Statute section 18-17-104 (Colorado Organized Crime Control Act), intentional interference with prospective economic advantage, civil conspiracy, tortious interference with contractual relations and inducing breach of contract. The plaintiffs in the action are seeking judgment by jury against all defendants for an amount in excess of $100.0 million. The principal cause of the action relating to 101 Main is that the defendants, including 101 Main, engaged in certain conduct to prevent the construction of a highway defined as the “Southern Access Road” that would provide access to travelers directly to Central City from Interstate 70 instead of requiring passage through Blackhawk.

The complaint was filed after the commencement of the Bankruptcy Cases, and 101 Main has asserted that the action was commenced in violation of the automatic stay, Section 362(a) of the Bankruptcy Code. Accordingly, the Company believes that the action, as it applies to 101 Main, is void under applicable case law, as was the plaintiffs’ purported services of process following commencement of the action. 101 Main has demanded that plaintiffs dismiss it from the action. In the event 101 Main is not dismissed from the action, 101 Main will seek appropriate redress from the Bankruptcy Court, and alternatively defend against the claims for relief set forth in the complaint. The Company believes that the claims asserted against 101 Main are without merit

Additionally, none of the plaintiffs filed proofs of claim in the Bankruptcy Cases within the time permitted pursuant to Bankruptcy Court order. In the event that the Bankruptcy Court determines that the claims were not timely filed, the claims are subject to disallowance, or alternatively, subordination to timely filed claims regarding distribution of assets from the Bankruptcy Cases.

Other Litigation

The Company is a party to various lawsuits relating to routine matters incidental to its business. Except as noted below, the Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

However, April 1, 1998 to September 30, 1999, the Company’s general liability insurance and worker’s compensation insurance carrier was Reliance Insurance Company (“Reliance”). On May 29, 2001, a Pennsylvania court placed Reliance under the control of the Pennsylvania Department of Insurance for rehabilitation. At the present time, the Company is unable to determine what effect this action may have on liability and worker’s compensation claims which arose during the coverage period for which Reliance was the Company’s insurance carrier or whether any limitations on coverage would have a material adverse effect on the Company’s financial condition.

Item 2. Changes in Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

(a)	As previously reported in its Report on Form 8-K filed July 22, 1999 and elsewhere in this Form 10-Q, the Company is in default on its $205.0 million Senior Secured Notes.

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

Dated: August 9, 2001

FITZGERALDS GAMING CORPORATION

/s/ Michael E. McPherson Michael E. McPherson Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)