Form 10-Q
period 2001-09-30
FITZGERALDS GAMING CORP
filed 2001-11-09
CIK 948087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number: 0-26518

FITZGERALDS GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0329170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Shares outstanding of each of the registrant’s classes of common stock as of November 9, 2001

Class	Outstanding as of November 9, 2001

Common stock, $.01 par value	5,508,082

PART I FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to the Unaudited Condensed Consolidated Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
SIGNATURES
Exhibit 10.1

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

	Item 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Unaudited Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	4

		Unaudited Condensed Consolidated Statements of Operations for the Quarters and Three Quarters Ended September 30, 2001 and October 1, 2000	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 30, 2001 and October 1, 2000	7

		Notes to the Unaudited Condensed Consolidated Financial Statements	8

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	33

PART II	OTHER INFORMATION		34

		SIGNATURES	38

PART I

FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

Unaudited Condensed Consolidated Balance Sheets
September 30, 2001 and December 31, 2000

	Sept. 30, 2001	Dec. 31, 2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,211,963	$8,181,388
Accounts receivable, net of allowance for doubtful accounts of $72,882 and $64,087	492,475	575,765
Inventories	500,278	471,913
Prepaid expenses:
Gaming taxes	1,796,810	993,551
Other	1,024,867	1,394,968

Total current assets	26,026,393	11,617,585

PROPERTY AND EQUIPMENT, net	52,374	79,656

OTHER ASSETS:
Net assets held for sale	174,476,859	170,388,338
Restricted cash	4,839,822	4,489,000
Other assets	1,592,940	1,473,204

Total other assets	180,909,621	176,350,542

TOTAL	$206,988,388	$188,047,783

(continued)

See Notes to the Unaudited Condensed Consolidated Financial Statements	Page 4 of 38

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets (continued)
September 30, 2001 and December 31, 2000

	Sept. 30, 2001	Dec. 31, 2000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Current portion of long-term debt	$110,519	$109,937
Accounts payable	1,124,070	306,299
Accrued and other:
Payroll and related	4,189,976	2,652,200
Progressive jackpots	70,707	63,633
Outstanding chips and tokens	200,297	187,652
Other	2,658,351	649,866

Total current liabilities	8,353,920	3,969,587
LONG-TERM DEBT, net of current portion	2,324,287	2,407,023

Total liabilities not subject to compromise	10,678,207	6,376,610
LIABILITIES SUBJECT TO COMPROMISE	234,706,311	242,869,829

Total liabilities	245,384,518	249,246,439

CUMULATIVE REDEEMABLE PREFERRED STOCK,
$.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $26,872,971 and $21,971,855 recorded at liquidation preference, net of unamortized offering costs and discount of $4,949,933 and $5,565,696, respectively.	41,923,038	36,406,159

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.01 par value; 29,200,000 shares authorized; 5,508,082 shares issued and outstanding	55,080	55,080
Additional paid-in capital	23,675,511	23,675,511
Accumulated deficit	(104,049,759)	(121,335,406)

Total stockholders’ deficiency	(80,319,168)	(97,604,815)

TOTAL	$206,988,388	$188,047,783

See Notes to the Unaudited Condensed Consolidated Financial Statements	Page 5 of 38

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

Unaudited Condensed Consolidated Statements of Operations
For the Quarters and Three Quarters Ended September 30, 2001 and October 1, 2000

	Quarters Ended		Three Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000

OPERATING REVENUES:
Casino	$50,386,116	$46,169,470	$147,735,696	$138,786,770
Food and beverage	6,592,446	6,549,984	19,534,317	19,899,881
Rooms	5,530,584	5,728,613	16,611,631	16,835,678
Other	1,114,946	1,136,748	3,524,194	3,325,231

Total	63,624,092	59,584,815	187,405,838	178,847,560
Less promotional allowances	9,978,874	8,808,434	27,755,687	25,287,199

Net	53,645,218	50,776,381	159,650,151	153,560,361

OPERATING COSTS AND EXPENSES:
Casino	22,308,080	20,759,523	67,281,777	63,741,752
Food and beverage	3,937,306	4,006,830	11,682,637	11,687,819
Rooms	3,157,567	3,233,529	9,512,196	9,466,856
Other operating expense	575,038	522,181	1,615,819	1,631,345
Selling, general and administrative	14,322,633	13,823,079	42,899,657	42,428,842
Depreciation and amortization	6,742	3,771,422	26,276	11,124,882
Reorganization items	702,978	—	2,276,663	—

Total	45,010,344	46,116,564	135,295,025	140,081,496

INCOME FROM OPERATIONS	8,634,874	4,659,817	24,355,126	13,478,865
OTHER INCOME (EXPENSE):
Interest income	16,497	338,742	94,162	772,314
Interest expense (contractural interest for the quarter and three quarters ended Sept. 30, 2001 of $9,360,532 and $27,212,076, respectively)	(502,929)	(8,630,724)	(1,518,030)	(25,383,029)
Other expense	(94,289)	(57,972)	(128,732)	(38,330)

NET INCOME (LOSS)	8,054,153	(3,690,137)	22,802,526	(11,170,180)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(1,905,550)	(1,639,450)	(5,516,879)	(4,742,719)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$6,148,603	$(5,329,587)	$17,285,647	$(15,912,899)

EARNINGS (LOSS) PER COMMON SHARE — BASIC	$1.12	$(0.97)	$3.14	$(2.89)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED	$1.12	$(0.97)	$3.14	$(2.89)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,082	5,508,082	5,508,082	5,508,082

See Notes to the Unaudited Condensed Consolidated Financial Statements	Page 6 of 38

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Quarters Ended September 30, 2001 and October 1, 2000

	Sept. 30, 2001	Oct. 1, 2000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$15,708,234	$22,526,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	55,405	59,495
Acquisition of property and equipment	(1,390,148)	(10,416,625)
Increase in restricted cash	(350,822)	—
Acquisition of base stock inventory	—	(141,363)

Net cash used in investing activities	(1,685,565)	(10,498,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(296,499)	(630,642)
Dividends to minority stockholders	—	(15,000)

Net cash used in financing activities	(296,499)	(645,642)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,726,170	11,382,862
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,181,388	22,115,594
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, BEGINNING OF PERIOD	10,111,872	—
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, END OF PERIOD	(9,807,467)	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,211,963	$33,498,456

CASH PAID FOR INTEREST	$9,793,090	$240,606

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired through issuance of debt	$—	$2,618,420
Accretion of discount on preferred stock	615,763	512,698
Accrual of preferred stock dividends	4,901,116	4,230,021

See Notes to the Unaudited Condensed Consolidated Financial Statements	Page 7 of 38

Fitzgeralds Gaming Corporation (Debtor-In-Possession)

Notes to the Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the Three Quarters ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

The Restructuring Agreement provides a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company is required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May and August 2001, the Company distributed $1.8 million and $7.7 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agree to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

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

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the Purchase Agreement, as referred to below. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders are preparing an amendment to the Restructuring Agreement to conduct the auction sale during the first half of 2002.

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

On March 19, 2001, as part of the restructuring contemplated in the Restructuring Agreement, the Company, as debtor in possession, received the Bankruptcy Court approval to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of its assets; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations in Las Vegas, Nevada, Black Hawk, Colorado and Tunica, Mississippi to an affiliate of The Majestic Star Casino, LLC, an Indiana limited liability company (“Majestic”), pursuant to the Purchase and Sale Agreement dated as of November 22, 2000, as amended on December 4, 2000 and November 1, 2001 (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, the Company has agreed to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of the Company’s assets including Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, and Fitzgeralds Tunica, as well as the Company’s interest in The Fremont Street Experience Limited Liability Company (collectively, the “Assets”) to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets. Majestic has deposited into an escrow account $2.0 million of the cash portion of the purchase price as an earnest money deposit. The Purchase Agreement contains customary representations, warranties, conditions and covenants, that provides for a dollar-for-dollar purchase price adjustment based on changes in each of the target properties working capital and long-term debt, excluding debt related to the Notes, at closing, and adjustment if the Company’s earnings before interest, income taxes, depreciation and amortization for the 12-month period prior to closing vary by 5% or more from a target earnings amount for such period and adjustments as may apply in the event that the Company fails to obtain certain consents. The closing is contingent upon, among other things, Majestic obtaining financing of up to $137.0 million. Majestic has advised the Company that it is currently seeking to raise such funds through the offering of debt securities, although the Company can give no assurance that Majestic will be successful in doing so.

For further information concerning the Purchase Agreement, please refer to our Current Report on Form 8-K, dated December 5, 2000, as filed with the Securities and Exchange Commission.

Reorganization Items

For the Quarter and the Three Quarters Ended September 30, 2001, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

	Quarter	Three Quarters
	Ended	Ended
	Sept. 30, 2001	Sept. 30, 2001

Reorganization Items:
Post petition professional fees	$664,084	$2,430,592
U.S. trustee fees	48,725	181,000
Other	132,605	132,605
Interest earned on accumulated cash resulting from the bankruptcy proceedings	(142,436)	(467,534)

	$702,978	$2,276,663

Liabilities Subject to Compromise

At September 30, 2001 and December 31, 2000 liabilities subject to compromise consisted of the following:

	Sept. 30, 2001	Dec. 31, 2000

Liabilities subject to compromise:
Notes	$205,000,000	$205,000,000
Discount on the Notes	(1,312,202)	(1,549,855)
Accrued interest on the Notes	35,251,340	44,813,080
Debt offering costs on the Notes	(4,457,740)	(5,513,521)
Unsecured creditors	224,913	120,125

	$234,706,311	$242,869,829

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

On January 1, 2001, the Company implemented Emerging Issues Task Force (“EITF”) No. 00-14 Accounting for Certain Sales Incentives, EITF No. 00-21 Accounting for Multiple-Element Revenue Arrangements, EITF No. 00-22 Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future and EITF No. 00-25 Accounting for Consideration

from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products requiring cash coupons or rebates to be classified as a reduction of revenue. Prior to this ruling, the Company had expensed the cash coupons, players club reward program and other cash back programs as a casino or marketing expense. In 2001, the Company reclassified its 2000 income statement to reflect such expenses as promotional expense thereby reducing net revenue.

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of September 30, 2001 the Company had goodwill, net of accumulated amortization, of approximately $13.0 million which is currently included in net assets held for sale. The Company discontinued amortizing the goodwill subsequent to filing the Bankruptcy Cases. Amortization expense related to goodwill was $0.3 million for the Three Quarters ended October 1, 2000. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Also in June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company is currently evaluating the impact that this standard will have on the its financial condition and results of operations.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and the interim periods within those fiscal years. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of . The Company is currently evaluating the impact that this standard will have on its financial condition and results of operation.

4.	NET ASSETS HELD FOR SALE

In December 2000, the Company entered into the Restructuring Agreement with the Consenting Noteholders. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties. Assets not included in net assets held for sale of $32.5 million consist mainly of cash not transferable upon the close of a sale with Majestic and assets of Fitzgerald’s Reno excluding property and equipment. On March 19, 2001 the Company received Bankruptcy Court approval to sell substantially all of its Assets to Majestic pursuant to the Purchase Agreement for $149.0 million in cash. The closing is contingent upon, among other things Majestic obtaining financing of up to $137.0 million. Majestic has advised the Company that it is currently seeking to raise such funds through the offering of debt securities, although the Company can give no assurance that Majestic will be successful in doing so. The components of Net Assets Held for Sale relating to the Majestic sale are subject to change at the closing of the sale upon mutual agreement between Majestic and the Company. The Company is actively seeking a buyer for the Fitzgeralds Reno property.

     The components of the net assets held for sale as of September 30, 2001 are as follows:

	Fitzgeralds	Fitzgeralds	Fitzgeralds	Fitzgeralds
	Reno	Las Vegas	Tunica	Black Hawk	Elimination	Total

Assets:
Cash and cash equivalents	$—	$2,777,991	$5,274,598	$1,754,878	$—	$9,807,467
Account receivable, net of allowance for doubtful accounts of $226,051	—	589,939	312,499	244,730	—	1,147,168
Inventories	—	371,593	458,773	164,252	—	994,618
Prepaid insurance	—	212,820	226,121	86,458	—	525,399
Other current assets	—	1,261,256	397,531	76,617	—	1,735,404
Property and equipment, net (1)	29,363,541	37,228,090	63,335,271	24,887,701	(1,904,147)	152,910,456
Goodwill, net of accumulated amortization of $1,173,579	—	—	—	13,005,582	—	13,005,582
Restricted cash	—	500,000	—	—	—	500,000
Other non-current assets	—	342,771	470,680	141,363	—	954,814
Current portion of long term debt	—	(130,313)	—	—	—	(130,313)
Accounts payable	—	(1,039,019)	(1,048,014)	(507,808)	—	(2,594,841)
Accrued expenses and other:
Payroll and related	—	(416,325)	(986,608)	(163,200)	—	(1,566,133)
Progressive jackpots	—	(203,970)	(360,059)	(655,597)	—	(1,219,626)
Outstanding chips and tokens	—	(69,415)	(7,801)	(43,153)	—	(120,369)
Other	—	(73,244)	(576,127)	(533,702)	—	(1,183,073)
Long term debt	—	(289,694)	—	—	—	(289,694)

	$29,363,541	$41,062,480	$67,496,864	$38,458,121	$(1,904,147)	$174,476,859

(1) The elimination entry is for the inter-company purchase and sale of property and equipment.

The components of the net assets held for sale as of December 31, 2000 are as follows:

	Fitzgeralds	Fitzgeralds	Fitzgeralds	Fitzgeralds
	Reno	Las Vegas	Tunica	Black Hawk	Elimination	Total

Assets:
Cash and cash equivalents	$—	$3,082,396	$5,274,598	$1,754,878	$—	$10,111,872
Account receivable, net of allowance for doubtful accounts of $210,586	—	696,054	539,510	55,420	—	1,290,984
Inventories	—	445,572	445,722	153,204	—	1,044,498
Prepaid gaming taxes	—	566,788	—	48,052	—	614,840
Other current assets	—	1,506,705	366,376	109,802	—	1,982,883
Property and equipment, net (1)	28,949,595	37,162,537	62,708,013	24,789,132	(1,904,147)	151,705,130
Goodwill, net of accumulated amortization of $1,173,579	—	—	—	13,005,582	—	13,005,582
Restricted cash	—	500,000	—	—	—	500,000
Other non-current assets	—	320,251	461,361	141,363	—	922,975
Current portion of long term debt	—	(167,273)	(73,015)	—	—	(240,288)
Accounts payable	—	(514,831)	(809,013)	(227,676)	—	(1,551,520)
Accrued expenses and other:
Payroll and related	—	(1,336,852)	(2,349,516)	(667,094)	—	(4,353,462)
Progressive jackpots	—	(269,561)	(322,665)	(387,602)	—	(979,828)
Outstanding chips and tokens	—	(104,175)	(91,247)	(39,152)	—	(234,574)
Other	—	(788,550)	(1,095,992)	(1,152,148)	—	(3,036,690)
Long term debt	—	(394,064)	—	—	—	(394,064)

	$28,949,595	$40,704,997	$65,054,132	$37,583,761	$(1,904,147)	$170,388,338

(1) The elimination entry is for the inter-company purchase and sale of property and equipment.

Net property and equipment held for sale consists of the following at September 30, 2001 and December 31, 2000:

	Sept. 30, 2001	Dec. 31, 2000

Land used in casino operations	$17,618,066	$18,204,843
Buildings and improvements	122,807,576	122,789,471
Site improvements	20,584,411	20,960,324
Barge and improvements	12,920,531	12,896,235
Furniture, fixtures and equipment	66,733,389	67,330,488
Other	832,710	—

	241,496,683	242,181,361
Less accumulated depreciation and amortization	(89,478,015)	(91,240,929)

	152,018,668	150,940,432
Construction in progress	891,788	764,698

Total	$152,910,456	$151,705,130

5.	LONG-TERM DEBT

The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes will mature on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999, 2000 and 2001 and December 15, 1999 and 2000. Under the Note Indenture, an Event of Default occurred on July 15, 1999. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. In accordance with the Indenture, the Company began accruing interest on the unpaid interest at 13.25% effective June 16, 1999 until the filing of the Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to accrued and unpaid Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture. In May and August 2001, the Company distributed $1.8 million and $7.7 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company stopped accruing interest on the Notes on December 5, 2000 with the commencement of the Bankruptcy Cases.

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

During the quarters ended September 30, 2001 and October 1, 2000, there were no outstanding convertible securities and warrants that would result in dilutive potential to the common shares and, as such, diluted earnings per share are not applicable. Options to purchase 267,000 shares of common stock at prices ranging from $1.00 to $1.10 per share were outstanding at October 1, 2000. Such options are not included in the computation of diluted earnings per share because to do so would have been antidilutive. No options were outstanding at September 30, 2001.

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

101 Main Street Limited Liability Company (“101 Main”), a wholly owned subsidiary of Fitzgeralds Black Hawk, Inc.-II, was named defendant in the action. The claims against all defendants, including 101 Main, are predicated on 15 U.S.C. section 1 (Restraint of Trade), 15 U.S.C. section 2 (Monopolization), 15 U.S.C. section 2 (Attempted Monopolization),

Colorado Revised Statute section 6-4-104 (Restraint of Trade), violation of Colorado Revised Statute section 6-4-105 (Monopolization), Colorado Revised Statute section 6-4-105 (Attempted Monopolization), 18 U.S.C. section 1962 (Racketeering), Colorado Revised Statute section 18-17-104 (Colorado Organized Crime Control Act), intentional interference with prospective economic advantage, civil conspiracy, tortious interference with contractual relations and inducing breach of contract. The plaintiffs in the action are seeking judgment by jury against all defendants for an amount in excess of $100.0 million. The principal cause of the action relating to 101 Main is that the defendants, including 101 Main Street Limited Liability Company, engaged in certain conduct to prevent the construction of a highway defined as the “Southern Access Road” that would provide access to travelers directly to Central City from Interstate 70 instead of requiring passage through Blackhawk.

The complaint was filed after the commencement of the Bankruptcy Cases, and 101 Main has asserted that the action was commenced in violation of the automatic stay, Section 362(a) of the Bankruptcy Code. On June 21, 2001, the Company filed a Notice of Pending Bankruptcy Cases and Existence of the Automatic Stay.

Subsequently, the plaintiffs filed a First Amended Complaint and Demand for Jury Trial in the action. 101 Main is no longer named as a defendant. On October 8, 2001, plaintiff’s attorneys also filed a motion with the Bankruptcy Court seeking formal relief from the bankruptcy stay. The Company will object to plaintiff’s efforts to obtain relief from the stay in the bankruptcy proceeding. If plaintiffs are successful in obtaining relief from the bankruptcy stay, the plaintiffs plan to file a further amended complaint in the District Court again naming 101 Main as a defendant. The Company believes that the claims asserted against 101 Main are without merit.

Reliance

From April 1, 1998 through September 30, 1999, the Company’s general liability insurance and worker’s compensation insurance carrier was Reliance Insurance Company (“Reliance”). On May 29, 2001, a Pennsylvania court placed Reliance under the control of the Pennsylvania Insurance Department for rehabilitation. Thereafter, on October 3, 2001, the Reliance Insurance Company was declared insolvent and placed under an order of liquidation by the Pennsylvania Commonwealth Court at the request of the Pennsylvania Insurance Department. At the present time, the Company is unable to determine what effect this action may have on liability and worker’s compensation claims which arose during the coverage period for which Reliance was the Company’s insurance carrier or whether any limitations on coverage would have a material adverse effect on the Company’s financial condition.

Holiday Inn

Upon notification by Majestic of its intent to not enter into a new franchise agreement with Holiday Inn Franchising, Inc. (“Inns”), the Company filed a motion with the Bankruptcy Court on October 26, 2001 to remove its pre-petition franchise and other agreements with Inns from the list of agreements to be assumed and assigned to Majestic. On October 26,

2001, the Bankruptcy Court granted the motion. Assuming the Majestic Purchase Agreement is consummated, the Company believes Inns will assert an unsecured claim in the Bankruptcy Cases based upon the liquidated damages provision of the franchise agreement with Inns which refers to a lump sum early termination payment equal to the last 36 months of fees paid pursuant to the franchise agreement (approximately $1.6 million as of the date hereof). While the Company would contest the allowance of such a claim by the Bankruptcy Court, the Company cannot predict the Bankruptcy Court’s ultimate resolution of such a claim.

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

	For the Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000

	(in thousands)
Net operating revenues:
Fitzgeralds Las Vegas	$12,675	$11,782
Fitzgeralds Tunica	21,113	19,360
Fitzgeralds Reno	10,342	10,903
Fitzgeralds Black Hawk	9,525	8,677
Other	(10)	54

Total	$53,645	$50,776

	For the Quarters Ended

	Sept. 30. 2001	Oct. 1, 2000

	(in thousands)
Income (loss) from operations:
Fitzgeralds Las Vegas	$(186)	$(700)
Fitzgeralds Tunica	5,249	3,028
Fitzgeralds Reno	1,636	1,595
Fitzgeralds Black Hawk	2,649	1,858
Other	(715)	(1,109)

Total Properties	8,633	4,672
Nevada Club	2	(12)

Total	$8,635	$4,660

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

	For the Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000

	(in thousands)
Total segment operating income	$9,348	$5,781
Nevada Club	2	(12)
Other	(716)	(2,104)
Eliminations	(12,362)	1,267
Interest income	16	339
Interest income — shareholder and intercompany	—	7,938
Interest expense	(503)	(8,631)
Interest expense — shareholder and intercompany	—	(7,919)
Other income (expense)	12,270	(349)

Net income (loss)	$8,055	$(3,690)

	For the Three Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000

	(in thousands)
Net operating revenues:
Fitzgeralds Las Vegas	$40,600	$39,604
Fitzgeralds Tunica	63,176	57,191
Fitzgeralds Reno	29,933	31,624
Fitzgeralds Black Hawk	25,916	25,087
Other	25	54

Total	$159,650	$153,560

	For the Three Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000

	(in thousands)
Income (loss) from operations:
Fitzgeralds Las Vegas	$2,318	$300
Fitzgeralds Tunica	15,579	7,210
Fitzgeralds Reno	2,928	2,960
Fitzgeralds Black Hawk	6,245	5,228
Other	(2,670)	(2,185)

Total Properties	24,400	13,513
Nevada Club	(45)	(34)

Total	$24,355	$13,479

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

	For the Three Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000

	(in thousands)
Total segment operating income	$27,069	$15,698
Nevada Club	(45)	(34)
Other	(2,670)	(5,246)
Eliminations	(30,144)	7,358
Interest income	94	772
Interest income — shareholder and intercompany	—	23,984
Interest expense	(1,518)	(25,383)
Interest expense — shareholder and intercompany	—	(23,930)
Other income (expense)	30,017	(4,389)

Net income (loss)	$22,803	$(11,170)

Item 2

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

In the narrative discussion below, the “2001 Q3 Period” is defined as the quarter ended September 30, 2001 and the “2000 Q3 Period” is defined as the quarter ended October 1, 2000. The “Cumulative 2001 Period” is defined as the Three Quarters ended September 30, 2001 and the “Cumulative 2000 Period” is defined as the Three Quarters ended October 1, 2000. Unless otherwise noted, the narrative discussion below is focused on the Company’s Operating Properties, which together with unallocated corporate and restructuring expenses are referred to as the “Properties”. Corporate expenses of $0.25 million for each of the Three Quarters presented are allocated to each of the four Operating Properties as an operating expense. The remainder of the unallocated corporate and restructuring expenses is included in Other. See Note 1 of Statement of Operations Data.

Quarter Ended September 30, 2001 Comparison to Quarter Ended October 1, 2000

The events of September 11, 2001 significantly impacted the Fitzgeralds Las Vegas and Fitzgeralds Reno properties. Business volumes at Fitzgeralds Las Vegas declined, with hotel occupancy declining to the mid 70 percent levels for the subsequent two weeks before returning to more normal levels the last week of September. Fitzgeralds Reno also experienced declines in business volumes with hotel occupancy declining to the mid 70 percent levels for a week before returning to more normal levels. Business volume at Fitzgeralds Tunica and Fitzgeralds Black Hawk had minimal impact by the events of September 11, 2001. There can be no assurance as to the effect of such events on future operations at the Fitzgeralds Properties.

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 2001 Q3 Period and the 2000 Q3 Period. EBITDA for the Properties was $8.0 million and $8.4 million for the 2001 and 2000 Q3 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company’s performance with that of its competitors, decreased from $9.6 million for the 2000 Q3 Period to $9.1 million for the 2001 Q3 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

	For the Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000

	(in thousands)
Statement of Operations Data
Net Operating Revenues:
Fitzgeralds Las Vegas	$12,675	$11,782
Fitzgeralds Tunica	21,113	19,360
Fitzgeralds Reno	10,342	10,903
Fitzgeralds Black Hawk	9,525	8,677
Other	(10)	54

Total	$53,645	$50,776

	For the Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000

	(in thousands)
Other Data
Income (Loss) from Operations:
Fitzgeralds Las Vegas	$(186)	$(700)
Fitzgeralds Tunica	5,249	3,028
Fitzgeralds Reno	1,636	1,595
Fitzgeralds Black Hawk	2,649	1,858
Other (1)	(715)	(1,109)

Total Properties	8,633	4,672
Nevada Club	2	(12)

Total	$8,635	$4,660

EBITDA (2):
Fitzgeralds Las Vegas	$(148)	$299
Fitzgeralds Tunica	5,200	4,742
Fitzgeralds Reno	1,674	2,182
Fitzgeralds Black Hawk	2,641	2,319
Other (1)	(1,323)	(1,099)

Total Properties	8,044	8,443
Nevada Club	2	(12)

Total EBITDA	8,046	8,431
Adjustments to EBITDA (3)	1,038	1,143

Adjusted EBITDA	$9,084	$9,574

(1)	Other includes corporate expenses not allocated to the Operating Properties for the 2000 and 2001 Q3 Periods, which include $1.1 million of pre-petition professional fees and expenses incurred with the Company’s restructuring in the 2000 Q3 Period which are included in selling, general and administrative expenses, $0.7 million of post-petition professional fees and expenses, excluding interest income of $0.1 million and an adjustment of $0.4 million included in reorganization items for the 2001 Period.

(2)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of pre-petition professional fees and expenses incurred with the Company’s restructuring of $1.1 million in the 2000 Period, which are included in selling, general and administrative expenses and; (iii) exclusion of $0.7 million of post-petition professional fees and expenses, excluding interest income of $0.1 million and an adjustment of $0.4 million included as reorganization items in the 2001 Period.

Operating Revenues

Total revenues for the Operating Properties were $63.6 million and net operating revenues were $53.6 million for the 2001 Q3 Period, representing 6.8% and 5.6% increases, respectively, over total revenues of $59.6 million and net operating revenues of $50.8 million for the 2000 Q3

Period. Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas net operating revenue increased 9.1%, 9.8% and 7.6%, respectively, while Fitzgeralds Reno net operating revenue declined 5.1% for the 2001 Q3 Period.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 79.2% and 77.5% of total revenues for the Operating Properties for the 2001 and 2000 Q3 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 87.4% and 85.4% were derived from slot machine revenues for the 2001 and 2000 Q3 Periods, respectively) increased 9.1% to $50.4 million for the 2001 Q3 Period from $46.2 million for the 2000 Q3 Period. Casino revenues increased 15.3%, 10.2% and 9.4% at Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, respectively. Fitzgeralds Reno casino revenue decreased 4.7%, primarily as a result of adverse economic conditions in its target market and the events of September 11, 2001.

Room revenues for the Operating Properties (8.7% and 9.6% of total revenues for the Operating Properties for the 2001 and 2000 Q3 Periods, respectively) decreased 3.5% from the 2000 Q3 Period. Fitzgeralds Reno room revenues decreased 5.8% due to a combination of a lower average daily rate of 1.2% for the 2001 Q3 Period along with a decrease in the average occupancy rate to 92.4% for the 2001 Q3 Period from 96.3% for the 2000 Q3 Period. Room revenues decreased 1.7% at Fitzgeralds Las Vegas due to a lower average daily rate which decreased 9.6% for the 2001 Q3 Period, partially offset by an increase in the average occupancy rate to 95.6% for the 2001 Q3 Period from 92.7% for the 2000 Q3 Period. At Fitzgeralds Tunica, room revenues decreased 3.1% due to the combination of a lower average daily rate which decreased 4.9%, partially offset by an increase in the average occupancy rate to 95.6% for the 2001 Q3 Period from 92.7% for the 2000 Q3 Period.

Food and beverage revenues for the Operating Properties (10.4% and 11.0% of total revenues for the Operating Properties for the 2001 and 2000 Q3 Periods, respectively) increased 0.6% for the 2001 Q3 Period. Fitzgeralds Tunica and Fitzgeralds Black Hawk experienced revenue increases of 6.8% and 6.3%, respectively for the 2001 Q3 Period. Food and beverage revenues at Fitzgeralds Reno and Fitzgeralds Las Vegas decreased 7.7% and 0.6%, respectively.

Promotional allowances for the Operating Properties increased $1.2 million or 13.3% for the 2001 Q3 Period primarily as a result of a 33.9% increase at Fitzgeralds Tunica.

Operating Costs and Expenses

Total operating costs and expenses for the Operating Properties decreased 2.4% to $45.0 million for the 2001 Q3 Period from $46.1 million for the 2000 Q3 Period due primarily to the decrease in depreciation and amortization as discussed below.

Casino expenses for the Operating Properties were $22.3 million for the 2001 Q3 Period, a 7.5% increase from $20.8 million for the 2000 Q3 Period, primarily due to increases in expenses relating to the leasing and the rental of slot machines and costs associated with increases in casino volume. Food and beverage expenses for the Operating Properties decreased 1.7% to $3.9 million for the 2001 Q3 Period from $4.0 million for the 2000 Q3 Period. Room expenses for the Operating Properties decreased 2.3% or $0.08 million from the 2000 Q3 Period. Selling, general and administrative expenses for the Operating Properties increased 3.7% to $14.3 million for the 2001 Q3 Period from $13.8 million for the 2000 Q3 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $0.7 million excluding interest income of $0.1 million and other adjustments of $0.1 million for the 2001 Q3 Period and $1.1 million for the 2000 Q3 Period. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee, the Indenture Trustee, and the administrative fees paid to the U.S. Trustee in connection with the Bankruptcy Cases. The $1.1 million of pre-petition professional fees and expenses incurred with the Company’s restructuring in the 2000 Q3 Period are included in selling, general and administrative expenses.

Personnel expenses for the Operating Properties increased 2.0% to approximately $21.1 million for the 2001 Q3 Period from approximately $20.7 million for the 2000 Q3 Period. Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk incurred increases in personnel expenses of 6.1%, 0.7% and 3.3%, respectively. Fitzgeralds Reno had a decrease of 2.7% in personnel expenses.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased 19.9% for the 2001 Q3 Period primarily as a result of 51.4% decrease at Fitzgeralds Tunica.

Depreciation and amortization expenses for the Operating Properties decreased 99.8% to approximately $.007 million for the 2001 Q3 Period from $3.8 million for the 2000 Q3 Period due to the discontinuation of recording depreciation and amortization expense for the property and equipment included in net assets held for sale, subsequent to filing the Bankruptcy Cases.

Income from Operations

Income from operations for the Operating Properties increased 84.8% to $8.6 million for the 2001 Q3 Period from $4.7 million for the 2000 Q3 Period. The increase is due to the discontinuation of recording substantially all depreciation and amortization expense during the 2001 Q3 Period as discussed above.

Net Interest Expense

Interest expense for the Operating Properties (net of interest income), decreased 94.1% to $0.5 million for the 2001 Q3 Period from $8.3 million for the 2000 Q3 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

Net income for the Properties increased $11.5 million to $7.8 million in the 2001 Q3 Period compared to a net loss of $3.7 million in the 2000 Q3 Period primarily as a result of the decrease in depreciation and amortization expense and interest expense.

Three Quarters Ended September 30, 2001 Comparison to Three Quarters Ended October 1, 2000

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 2001 Period and the Cumulative 2000 Period. EBITDA for the Properties was $23.8 million and $24.6 million for the Cumulative 2001 and 2000 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company’s performance with that of its competitors, decreased from $26.6 million for the Cumulative 2000 Period to $26.4 million for the Cumulative 2001 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

	For the Three Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000

	(in thousands)
Statement of Operations Data
Net Operating Revenues:
Fitzgeralds Las Vegas	$40,600	$39,604
Fitzgeralds Tunica	63,176	57,191
Fitzgeralds Reno	29,933	31,624
Fitzgeralds Black Hawk	25,916	25,087
Other	25	54

Total	$159,650	$153,560

Income (Loss) from Operations:
Fitzgeralds Las Vegas	$2,318	$300
Fitzgeralds Tunica	15,579	7,210
Fitzgeralds Reno	2,928	2,960
Fitzgeralds Black Hawk	6,245	5,228
Other (1)	(2,670)	(2,185)

Total Properties	24,400	13,513
Nevada Club	(45)	(34)

Total	$24,355	$13,479

	For the Three Quarters Ended

	Sept. 30, 2001	Oct. 1, 2000

	(in thousands)
Statement of Operations Data
Other Data
EBITDA (2):
Fitzgeralds Las Vegas	$2,356	$3,249
Fitzgeralds Tunica	15,530	12,163
Fitzgeralds Reno	2,965	4,758
Fitzgeralds Black Hawk	6,238	6,621
Other (1)	(3,258)	(2,153)

Total Properties	23,831	24,638
Nevada Club	(45)	(34)

Total EBITDA	23,786	24,604
Adjustments to EBITDA(3)	2,657	1,968

Adjusted EBITDA	$26,443	$26,572

Net Cash Provided by (Used in) (4):
Operating Activities	$15,708	$22,527
Investing Activities	(1,686)	(10,498)
Financing Activities	(296)	(646)
Depreciation and Amortization	26	11,125
Capital Expenditures	1,390	10,417
Earnings to Fixed Charges (5):	10.0	—

(1)	Other includes corporate expenses not allocated to the Operating Properties for the Cumulative 2000 and 2001 Periods, which include $1.9 million of pre-petition professional fees and expenses incurred with the Company’s restructuring in the Cumulative 2000 Period which are included in selling, general and administrative expenses and $2.6 million of post-petition professional fees and expenses, excluding interest income of $0.5 million and other adjustment of $0.1 million included in reorganization items for the Cumulative 2001 Period.

(2)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of pre-petition professional fees and expenses incurred with the Company’s restructuring of $1.9 million in the Cumulative 2000 Period which are included in selling, general and administrative expenses and; (iii) exclusion of $2.6 million of post-petition professional fees and expenses, excluding interest income of $0.5 million and other adjustment of $0.1 million included as reorganization items in the Cumulative 2001 Period.

(4)	Includes financial results of Nevada Club for both periods presented.

(5)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charged Coverage Ratio was 10.0 for the Cumulative 2001 Period, primarily as a result of the reduction in depreciation and amortization and interest expense; however, earnings were insufficient to cover fixed charges by $11.2 million for the Cumulative 2000 Period.

Operating Revenues

Total revenues for the Operating Properties were $187.4 million and net operating revenues were $159.7 million for the Cumulative 2001 Period, representing 4.8% and 4.0% increases, respectively, over total revenues of $178.8 million and net operating revenues of $153.6 million for the Cumulative 2000 Period. The increase is primarily due to the improved performance at the Fitzgeralds Tunica property.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 78.8% and 77.6% of total revenues for the Operating Properties for the Cumulative 2001 and 2000 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 86.8% and 85.0% were derived from slot machine revenues for the Cumulative 2001 and 2000 Periods, respectively) increased 6.4% to $147.7 million for the Cumulative 2001 Period from $138.8 million for the Cumulative 2000 Period. Casino revenues increased 15.5%, 3.3% and 2.8% respectively, at Fitzgeralds Tunica, Fitzgeralds Las Vegas and Fitzgeralds Black Hawk. Casino revenue decreased 5.3% at Fitzgeralds Reno casino primarily as a result of adverse economic conditions in its target market and to a lesser extent the events of September 11, 2001.

Room revenues for the Operating Properties (8.9% and 9.4% of total revenues for the Operating Properties for the Cumulative 2001 and 2000 Periods, respectively) decreased 1.3% from the Cumulative 2000 Period. Fitzgeralds Reno room revenues decreased 1.7% as the average occupancy rate decreased to 89.6% for the Cumulative 2001 Period from 91.4% for the Cumulative 2000 Period, which was offset by a 1.2% increase in the average daily rate. Room revenues decreased 1.3% at Fitzgeralds Las Vegas due to a decrease in the average daily rate of 0.7% offset by an increase in the occupancy rate to 93.6% for the Cumulative 2001 Period, from 91.9% for the Cumulative 2000 Period. At Fitzgeralds Tunica, room revenues decreased 1.1% due to a combination of a higher average occupancy rate, which increased to 96.3% for the Cumulative 2001 Period from 94.0% for the Cumulative 2000 Period, offset by lower average daily rate, which decreased 0.6% for the Cumulative 2000 Period.

Food and beverage revenues for the Operating Properties (10.4% and 11.1% of total revenues for the Operating Properties for the Cumulative 2001 and 2000 Periods, respectively) decreased 1.8% for the Cumulative 2001 Period. Fitzgeralds Tunica food and beverage revenue increased 4.0% while Fitzgeralds Reno, Fitzgeralds Las Vegas and Fitzgeralds Black Hawk experienced revenue decreases of 6.9%, 4.1%, and 1.1%, respectively.

Promotional allowances for the Operating Properties increased $2.5 million or 9.8% for the Cumulative 2001 Period primarily as a result of a 24.0% increase at Fitzgeralds Tunica, while Fitzgeralds Reno, Fitzgeralds Las Vegas and Fitzgeralds Black Hawk had decreases of 3.0%, 2.3% and 1.1%, respectively.

Operating Costs and Expenses

Total operating costs and expenses for the Operating Properties decreased 3.4% to $135.3 million for the Cumulative 2001 Period from $140.0 million for the Cumulative 2000 Period primarily due to the decrease in depreciation and amortization expense.

Casino expenses for the Operating Properties were $67.3 million for the Cumulative 2001 Period, a 5.6% increase from $63.7 million for the Cumulative 2000 Period, primarily due to increases in expenses relating to the leasing and the rental of slot machines and cost associated with increases in casino volume. Food and beverage expenses for the Operating Properties remained approximately the same at $11.7 million for both the Cumulative 2001 and 2000 Periods. Room expenses for the Operating Properties remained approximately the same at $9.5 million for the Cumulative 2001 and 2000 Periods. Selling, general and administrative expenses for the Operating Properties increased 1.1% to $42.9 million for the Cumulative 2001 Period from $42.4 million for the Cumulative 2000 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $2.6 million excluding interest income of $0.5 million and other adjustment of $0.1 million for the Cumulative 2001 Period and $1.9 million for the Cumulative 2000 Period. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee and the Indenture Trustee, and administrative expenses paid to the U.S. Trustee in connection with the Bankruptcy Cases. The $1.9 million of pre-petition professional fees and expenses incurred with the Company’s restructuring in the Cumulative 2000 Period are included in selling, general and administrative expenses.

Personnel expenses for the Operating Properties increased 1.9% to approximately $63.2 million for the Cumulative 2001 Period from approximately $62.0 million for the Cumulative 2000 Period. Personnel expenses increased 2.7%, 2.7% and 3.2%, respectively for Fitzgeralds Tunica, Fitzgeralds Black Hawk and Fitzgeralds Las Vegas, while personnel expenses at Fitzgeralds Reno decreased 1.6%.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased $0.8 million or 6.8% for the Cumulative 2001 Period primarily as a result of a 21.1% decrease at Fitzgeralds Tunica.

Depreciation and amortization expenses for the Operating Properties decreased 99.8% to $0.026 million for the Cumulative 2001 Period from $11.1 million for the Cumulative 2000 Period, due to the discontinuation of recording depreciation and amortization expense for property and equipment included in net assets held for sale, subsequent to filing the Bankruptcy Cases.

Income from Operations

Income from operations for the Operating Properties increased 80.6% to $24.4 million for the Cumulative 2001 Period from $13.5 million for the Cumulative 2000 Period. The increase is primarily due to the discontinuation of recording substantially all depreciation and amortization expense during the Cumulative 2001 Period.

Net Interest Expense

Interest expense for the Operating Properties (net of interest income), decreased 94.2% to $1.4 million for the Cumulative 2001 Period from $24.6 million for the Cumulative 2000 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

Net Income for the Properties increased $33.9 million to $22.7 million in the Cumulative 2001 Period compared to a net loss of $11.1 million in the Cumulative 2000 Period primarily as a result of the decrease in depreciation and amortization expense and interest expense.

Liquidity and Capital Resources

At September 30, 2001, the Company had unrestricted cash of $32.0 million compared to $18.3 million at December 31, 2000, which amounts include $9.8 million and $10.1 million, respectively, of cash classified in net assets held for sale. The Company’s primary sources of liquidity and cash flows during the Cumulative 2001 Period were operations of $15.7 million. Net cash used in investing activities was $1.7 million for the Cumulative 2001 Period compared to net cash used in investing activities of $10.5 million for the Cumulative 2000 Period. Cash uses in the Cumulative 2000 Period included $5.5 million for the parking garage expansion at Fitzgeralds Tunica, $0.75 million for the acquisition of the parking garage at Fitzgeralds Reno, $0.75 million for acquisition of property adjacent to Fitzgeralds Black Hawk and approximately $3.0 million for maintenance capital expenditures at the Operating Properties. Net cash used in financing activities was $0.3 million and $0.6 million for the Cumulative 2001 and 2000 Periods, respectively.

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

Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company is required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May and August 2001, the Company distributed $1.8 million and $7.7 million in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture.

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

EBITDA and Adjusted EBITDA

The Company’s EBITDA was $23.8 million for the Cumulative 2001 Period and $24.6 million for the Cumulative 2000 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company’s Adjusted EBITDA was $26.4 million for the Cumulative 2001 Period and $26.6 million for the Cumulative 2000 Period. Adjusted EBITDA is determined based on the adjustments described in Note 3 to Statement of Operations Data. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 10.0 for the Cumulative 2001 Period, primarily as a result of the reduction in depreciation and amortization and interest expense; however, earnings were insufficient to cover fixed charges by $11.2 million for the Cumulative 2000 Period.

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

On January 1, 2001, the Company implemented Emerging Issues Task Force (“EITF”) No. 00-14 Accounting for Certain Sales Incentives, EITF No. 00-21 Accounting for Multiple-Element Revenue Arrangements, EITF No. 00-22 Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future and EITF No. 00-25 Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products requiring cash coupons or rebates to be classified as a reduction of revenue. Prior to this ruling, the Company had expensed the cash coupons, players club reward program and other cash back programs as a casino or marketing expense. In 2001, the Company reclassified its 2000 income statement to reflect such expenses as promotional expense thereby reducing net revenue.

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. As of September 30, 2001 the Company had goodwill, net of accumulated amortization, of approximately $13.0 million which is currently included in net assets held for sale. The Company discontinued amortizing the goodwill subsequent to filing the Bankruptcy Cases. Amortization expense related to goodwill was $0.3 million for the Three Quarters ended October 1, 2000. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

Also in June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The Company is currently evaluating the impact that this standard will have on the its financial condition and results of operations.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and the interim periods within those fiscal years. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of. The Company is currently evaluating the impact that this standard will have on its financial condition and results of operation.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The fair market value of the Company’s fixed debt obligations has decreased to approximately $104.7 million at September 30, 2001 compared to $115.0 million at December 31, 2000.

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

After hearing oral arguments and considering the parties’ briefs, the Court concluded that there was insufficient evidence before the Reno City Council to support a finding that the ReTRAC Project confers a special benefit on Fitzgeralds Reno as is required by statute before a special assessment may be imposed. The Court remanded the matter to the Reno City Council and directed the council to conduct a new hearing to consider evidence as to whether Fitzgeralds Reno would receive a special benefit from the proposed project. On June 20, 2001, the Reno City Council commenced a public hearing in compliance with the remand order of the Court. That public hearing was recessed and continued to November 29, 2001.

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

On or about June 12, 2001, NDOT filed a motion to dismiss the Company’s NEPA complaint based on a claim of sovereign immunity and the Company moved to amend its complaint to substitute as a defendant the Director of NDOT, Thomas E. Stephens, for the Defendant NDOT, in lieu of considering NDOT’s Eleventh Amendment immunity claim. This unopposed motion was granted by the Court on August 17, 2001, and the Company filed its amended complaint on August 23, 2001. Defendant FHWA filed its answer to the Complaint on September 6, 2001 and Defendant Stephens filed his answer on October 3, 2001. The City filed a motion to dismiss the amended complaint so far as it named the City as defendant on September 6, 2001. The Company filed an opposition to that motion on October 24, 2001, and the City has until November 13, 2001, to respond in support of its motion to dismiss.

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

101 Main Street Limited Liability Company (“101 Main”), a wholly owned subsidiary of Fitzgeralds Black Hawk, Inc.-II, was named defendant in the action. The claims against all defendants, including 101 Main, are predicated on 15 U.S.C. section 1 (Restraint of Trade), 15 U.S.C. section 2 (Monopolization), 15 U.S.C. section 2 (Attempted Monopolization), Colorado Revised Statute section 6-4-104 (Restraint of Trade), violation of Colorado Revised Statute section 6-4-105 (Monopolization), Colorado Revised Statute section 6-4-105 (Attempted Monopolization), 18 U.S.C. section 1962 (Racketeering), Colorado Revised Statute section 18-17-104 (Colorado Organized Crime Control Act), intentional interference with prospective economic advantage, civil conspiracy, tortious interference with contractual relations and inducing breach of contract. The plaintiffs in the action are seeking judgment by jury against all defendants for an amount in excess of $100.0 million. The principal cause of the action relating to 101 Main is that the defendants, including 101 Main Street Limited Liability Company, engaged in certain conduct to prevent the construction of a highway defined as the “Southern

Access Road” that would provide access to travelers directly to Central City from Interstate 70 instead of requiring passage through Blackhawk.

The complaint was filed after the commencement of the Bankruptcy Cases, and 101 Main has asserted that the action was commenced in violation of the automatic stay, Section 362(a) of the Bankruptcy Code. On June 21, 2001, the Company filed a Notice of Pending Bankruptcy Cases and Existence of the Automatic Stay.

Subsequently, the plaintiffs filed a First Amended Complaint and Demand for Jury Trial in the action. 101 Main is no longer named as a defendant. On October 8, 2001, plaintiff’s attorneys also filed a motion with the Bankruptcy Court seeking formal relief from the bankruptcy stay. The Company will object to plaintiff’s efforts to obtain relief from the stay in the bankruptcy proceeding. If plaintiffs are successful in obtaining relief from the bankruptcy stay, the plaintiffs plan to file a further amended complaint in the District Court again naming 101 Main as a defendant. The Company believes that the claims asserted against 101 Main are without merit.

Other Litigation

The Company is a party to various lawsuits relating to routine matters incidental to its business. Except as noted below, the Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

From April 1, 1998 through September 30, 1999, the Company’s general liability insurance and worker’s compensation insurance carrier was Reliance Insurance Company (“Reliance”). On May 29, 2001, a Pennsylvania court placed Reliance under the control of the Pennsylvania Insurance Department for rehabilitation. Thereafter, on October 3, 2001, the Reliance Insurance Company was declared insolvent and placed under an order of liquidation by the Pennsylvania Commonwealth Court at the request of the Pennsylvania Insurance Department. At the present time, the Company is unable to determine what effect this action may have on liability and worker’s compensation claims which arose during the coverage period for which Reliance was the Company’s insurance carrier or whether any limitations on coverage would have a material adverse effect on the Company’s financial condition.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Second Amendment to the Purchase and Sale Agreement dated as of November 1, 2001 by and among Majestic Investor Holdings, LLC, a Delaware limited liability company; Majestic Investor, LLC, a Delaware limited liability company; Barden Nevada Gaming, LLC, a Nevada limited liability company; Barden Mississippi Gaming, LLC, a Mississippi limited liability company; Barden Colorado Gaming, LLC, a Colorado limited liability company; Fitzgeralds Las Vegas, Inc., a Nevada Corporation; 101 Main Street Limited Liability Company, a Colorado limited liability company; Fitzgeralds Mississippi, Inc., a Mississippi corporation; Fitzgeralds Gaming Corporation, a Nevada corporation; and certain affiliates of the foregoing parties with respect to the assets of Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica.

(b)	Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2001

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

/s/ Michael E. McPherson Michael E. McPherson Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)