Form 10-K
period 2001-12-31
FITZGERALDS GAMING CORP
filed 2002-04-15
CIK 948087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to _________

Commission file number: 0-26518

FITZGERALDS GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0329170 (I.R.S. Employer Identification No.)

3097 E. Warm Springs Rd Suite 100, Las Vegas NV 89120
(Address of principal executive offices) (Zip Code)

(702) 940-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Cumulative Redeemable Preferred Stock, $.01 par value
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

As of March 15, 2002, the number of outstanding shares of the Registrant’s Common Stock was 5,508,082. As of March 15, 2002, approximately 1,395,048 shares of the Registrant’s Common Stock were held by non-affiliates of the Registrant. The Registrant’s Common Stock is not listed or traded on any exchange. For purposes of determining the number of shares held by non-affiliates, all directors, officers, employees and five percent or greater owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Exhibit Index located on Page E-1

FITZGERALDS GAMING CORPORATION
2001 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

Fitzgeralds Gaming Corporation (the “Company”) is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, located in downtown Las Vegas, Nevada (“Fitzgeralds Las Vegas”), Reno, Nevada (“Fitzgeralds Reno”), Tunica, Mississippi (“Fitzgeralds Tunica”), and Black Hawk, Colorado (“Fitzgeralds Black Hawk”). On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic Investor Holdings, LLC (“Majestic”). The Company markets its properties primarily to middle-market customers, emphasizing its Fitzgeralds brand and its “Fitzgeralds Irish Luck” theme. As of December 31, 2001, the Company operated only its Fitzgeralds Reno property, which has a total of 868 slot machines, 25 table games and approximately 351 hotel rooms.

The Company currently conducts substantially all of its business through wholly owned subsidiaries: Fitzgeralds Reno, Inc. (“FRI”); Fitzgeralds South, Inc. (“FSI”); and Fitzgeralds Incorporated (“FI”). FRI directly owns and operates Fitzgeralds Reno; FSI owns the residual assets and liabilities of Fitzgeralds Las Vegas (“FLVI”) and Fitzgeralds Tunica (“FMI”) through wholly owned subsidiaries; and FI owns the residual assets and liabilities of Fitzgeralds Black Hawk through wholly-owned subsidiaries, including 101 Main Street Limited Liability Company (“101 Main”).

Unless the context otherwise requires, the “Company” refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive office of the Company is located at 3097 E. Warm Springs Rd. Suite 100, Las Vegas, Nevada 89120; telephone (702) 940-2000; facsimile (702) 940-2207.

Bankruptcy

On December 5, 2000, the Company commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the “Bankruptcy Cases”) in the United States Bankruptcy Court for the Northern District of Nevada (the “Bankruptcy Court”). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the “Restructuring Agreement”) with the holders (the “Consenting Noteholders”) of a majority in interest of the Company’s 12.25% Senior Secured Notes (the “Notes”) issued under an indenture dated December 30, 1997 (the “Indenture”). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties as going concerns.

Restructuring Agreement

The Restructuring Agreement provides a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company is required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company and the informal committee (the “Informal Committee”), representing holders of a majority in interest of the Notes, are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale to Majestic. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agree to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

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

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the Purchase Agreement, as referred to below. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders are currently engaged in discussion to amend the Restructuring Agreement to conduct the auction sale of the one remaining operating asset, Fitzgeralds Reno, during 2002.

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

In light of the regulatory approvals needed to accomplish the liquidations, and recognizing the need to retain senior management in order to insure continuity and compliance with all gaming regulations and licensing requirements in the Company’s operations during the process, the Restructuring Agreement required implementation of a senior management incentive and retention program. After obtaining Bankruptcy Court approval in December 2000, this program was adopted by the Company in order to retain Philip D. Griffith, Michael E. McPherson, Max L. Page and Paul H. Manske, (the “Senior Management”) each an officer, director and/or senior executive of the Company, as key executives and to compensate them for their continued employment with the Company during the process.

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

Purchase Agreement

Pursuant to the Purchase Agreement, the Company agreed to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of the Company’s assets including Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, and Fitzgeralds Tunica, as well as the Company’s interest in The Fremont Street Experience Limited Liability Company (collectively, the “Assets”) to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets.

The transactions contemplated by the Purchase Agreement were consummated on December 6, 2001. The purchase price for the Assets was $149.0 million, subject to certain adjustments and holdbacks specified in the Purchase Agreement, which resulted in net proceeds prior to distributions of approximately $146.9 million. Of such amount, $7.7 million was retained by the Company for cash reserves, approximately $5.9 million was distributed to Senior Management, in consideration of non-competition and sales incentives pursuant to the Restructuring Agreement, and approximately $133.3 million was distributed to holders of the Notes (on account of the $205.0 million aggregate principal amount of Notes outstanding and approximately $44.8 million in accrued pre-petition interest). In addition, during 2001 the Company distributed approximately $16.8 million to holders of the Notes in accordance with the provisions of the Restructuring Agreement.

For further information concerning the Restructuring Agreement, please refer to our Current Report on Form 8-K dated, December 5, 2000, as filed with the Securities and Exchange Commission.

Operating Strategy

Although it continues to operate the remainder of its business as debtor in possession, because of the pendency of the Bankruptcy Cases, substantially all of the Company’s activities are subject to the supervision of the Bankruptcy Court. The Company cannot assure that the Bankruptcy Court will continue to permit it to operate, or that the Company will deem it to be appropriate to continue to operate, in the manner described below.

Pending consummation of all of the transactions contemplated by the Restructuring Agreement, the Company’s operating strategy is to increase profitability by utilizing its gaming brand and fully integrated player tracking system (the “Fitzgeralds Card”) to further penetrate the middle-market customer base. The Company’s operating strategy is characterized by several principal elements including:

Development of Gaming Brand

The Company has developed a gaming brand by using a consistent Irish Luck theme throughout the casino, hotel, restaurants and bars at its Reno property. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow, as well as Irish music. The Company believes that its theme creates an exciting and comfortable environment together with a distinctive brand identity for customers. The Irish Luck theme allows the Company to capitalize on its belief that every casino guest wants to feel lucky and, by associating luck with the Fitzgeralds name, “Fitzgeralds Irish Luck” becomes unique.

Middle Market Customer Focus

The Company provides a high-quality casino entertainment experience at an affordable price to attract the middle market guests which it believes constitute the largest segment of potential gaming customers whom the Company can then identify, qualify and target for direct marketing activities. The importance of friendly and efficient service is stressed continuously through extensive employee training. The Company’s approach to business includes personal contact with trained hosts, moderately priced food, beverages and lodging, and the use of the Fitzgeralds Card as part of a frequent player recognition program. The Company believes that such an approach to business provides a comfortable, “Lucky” environment designed to promote customer loyalty, a high rate of repeat business and the basis for the further development of its brand.

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

Operating Properties

Until December 6, 2001, the Company owned and operated two Nevada properties (Fitzgeralds Las Vegas and Fitzgeralds Reno), one Mississippi property (Fitzgeralds Tunica) and one Colorado property (Fitzgeralds Black Hawk) hereinafter referred to collectively as (the “Operating Properties”). Currently, the Company’s only remaining gaming property is Fitzgeralds Reno, which the Company is actively attempting to sell pursuant to the terms of the Restructuring Agreement. Information on Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk is provided here only for historical purposes.

Fitzgeralds Las Vegas

Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third and Fourth Streets at the Fremont Street Experience in downtown Las Vegas. The property is accessible via Interstate 15 and US 95 and was marketed by the Company to Las Vegas tourists, numbering approximately 35.8 million in 2001 and, to a lesser extent, to the residents of the Las Vegas valley. The 34-story building underwent a refurbishment of the hotel and remodeling expansion of the casino, which was substantially completed in December 1996 at a cost of approximately $19.4 million. Substantially all of the assets and related liabilities of Fitzgeralds Las Vegas were sold to Majestic on December 6, 2001.

The Company had a 13-year franchise license agreement with Holiday Inns Franchising, Inc. (“Holiday Inns”), to operate the Fitzgeralds Las Vegas hotel as a Holiday Inn commencing in July 1996. Subject to the terms and conditions of the agreement, the Fitzgeralds Las Vegas hotel had been included in the Holiday Inn Worldwide Reservation System and had use of Holiday Inn copyrights, trademarks and similar proprietary rights used by other Holiday Inn licensees. The Company had the exclusive licensee of Holiday Inn-branded hotels within the defined territory encompassing downtown Las Vegas. The Company paid a monthly royalty based on a percentage of Fitzgeralds Las Vegas revenues from room rentals after deduction of sales and room taxes and a portion of complimentary rooms. The Company also paid marketing, reservation and similar fees based on such revenues or the number of rooms.

Majestic elected not to enter into a new franchise agreement to replace the existing franchise agreement. As a result, the Company is subject to an unsecured claim in the Bankruptcy Cases based upon the liquidated damages provision of the franchise agreement, (approximately $1.6 million). The Company is contesting the allowance of such a claim by the Bankruptcy Court, but cannot determine at this time the ultimate resolution of such claim.

Fitzgeralds Tunica

Fitzgeralds Tunica is located in north Tunica County, Mississippi, approximately 30 miles from downtown Memphis, Tennessee. Fitzgeralds Tunica is designed as an Irish castle and is the focal point of a heavily wooded, 50-acre site situated by the Mississippi River. The Fitzgeralds Tunica casino opened in June 1994 at a cost of approximately $46.0 million. The facility was expanded to include a hotel and related amenities. These improvements were substantially completed in October 1996 at a cost of approximately $34.0 million. In June 2000, the Company finished construction on a 411-space covered parking garage and 170 spaces of surface parking at a cost of $5.6 million. Substantially all of the assets and related liabilities of Fitzgeralds Tunica were sold to Majestic on December 6, 2001.

Fitzgeralds Reno

Fitzgeralds Reno is located in downtown Reno on the corner of Virginia Street and Commercial Row next to the landmark Reno Arch. The facility, which was built in 1978 was acquired by the Company in December 1986. At December 31, 2001, the facility consisted of a 16-story, 351-room hotel and a casino offering 868 slot machines, 25 table games, an 89-seat keno lounge and a sports book (operated by a third party). Amenities include three restaurants, four bars, an entertainment lounge and a gift shop. During the period from 1998-2001, the Company renovated portions of Fitzgeralds Reno at a cost of approximately $1.8 million. Historically, Fitzgeralds Reno leased parking spaces in an adjacent 834-space parking garage on an annual basis with no certainty that the lease would be renewed from year to year. Since available parking in downtown Reno is limited, losing access to these spaces would substantially impair the performance of Fitzgeralds Reno unless an alternative site became available. Therefore, on February 1, 2000, Fitzgeralds Reno acquired ownership of the garage for $3.0 million as well as an assignment of the underlying ground lease on which the garage is located. The original term of the ground lease expires on February 28, 2013, and may be extended for one additional period of ten years.

The Fitzgeralds Reno marketing strategy is to capitalize on the high level of pedestrian traffic surrounding Fitzgeralds Reno, which is located in the heart of downtown Reno adjacent to the landmark Reno Arch. Fitzgeralds Reno maintains active sidewalk marketing programs aimed at attracting pedestrians into the casino. To further increase Fitzgeralds Reno’s appeal and convenience, the Company constructed an enclosed temperature-controlled, themed pedestrian bridge (the “Rainbow Skyway”), which connects the sidewalk located across the railroad tracks near the entrance to the Eldorado Hotel and Casino to the upgraded second floor casino of Fitzgeralds Reno. Fitzgeralds Reno guests entering via the Rainbow Skyway step into a themed “Lucky Forest” and are greeted at the Fitzgeralds Card Center. The second floor of the casino has been further upgraded with the addition of new slot machines, specialty table gaming products and a renovated restaurant in anticipation of increased traffic flow from the Rainbow Skyway. The cost of the Rainbow Skyway was approximately $2.3 million, of which $1.0 million was funded by the Union Pacific Railroad with the balance being borne by the Company. The Rainbow Skyway was opened to the public on February 7, 1998. The Rainbow Skyway was constructed over air rights that were acquired by the Company from the Southern Pacific Railroad. Such air rights may be subject to a claim of ownership (or claim of an ownership interest) by the United States of America. Although the Company believes it is unlikely that the United States of America would, in a manner adverse to the Company, exercise any right, title, or interest it may hold or obtain in the air rights parcel, no assurance can be made that such an exercise will not occur.

The Company believes that the renovation of the front entrance and hotel rooms has increased visibility and improved operations. In addition, the Company continues to upgrade its slot and specialty table game products in conjunction with its fully integrated player tracking system. During the year ended December 31, 2001, average occupancy and average room rates were 87.6% and $48.54, respectively. With regard to the impact of the Reno Transportation Rail Access Corridor (ReTRAC) Project, see Item 3 — Legal Proceedings.

Fitzgeralds Black Hawk

Fitzgeralds Black Hawk is located adjacent to the entrance to the downtown gaming area of Black Hawk, Colorado, next to the Gilpin Casino and across the street from Bullwhackers. Fitzgeralds Black Hawk consists of a two-story building, the interior of which features high ceilings and other architectural details which sets it apart visually from many other Black Hawk casinos. Substantially all of the assets and related liabilities of Fitzgeralds Black Hawk were sold to Majestic on December 6, 2001.

Other Operations

Cliff Castle Casino

     Cliff Castle Casino (“Cliff Castle”) is a gaming facility owned and operated by the Yavapai-Apache Nation (the “Nation”) located in Camp Verde, Arizona. In May 1995, Fitzgeralds Arizona Management, Inc. (“FAMI”), an 85%-owned subsidiary of the Company, entered into an exclusive agreement (the “Cliff Castle Management Agreement”) to manage Cliff Castle for five years. In June 1998, FAMI entered into a termination agreement with the Nation, wherein the parties mutually agreed to terminate the Cliff Castle Management Agreement.

Turning Stone Casino

In consideration of work performed by the Company pursuant to an agreement with the Oneida Indian Nation to manage Turning Stone Casino (“Turning Stone”) located in Verona, New York, the Company received monthly payments of $133,333 through September 1998.

Competition

There is intense competition among companies in the gaming industry, many of which have greater name recognition and financial and marketing resources than the Company. In addition to the regional competitors described below, the Company competes with gaming facilities nationwide, including land-based casinos in Nevada and other jurisdiction, not only for customers but also for employees and potential future gaming sites. The Company also competes, to some extent, with other forms of gaming on both a local and a national level, including state-sponsored lotteries, on and off-track wagering and card parlors. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States has affected competitive conditions faced by the Company and will continue to do so in the future. As of the date hereof, the filing of the Bankruptcy Cases has not had a material adverse impact on the Company’s operations; however there can be no assurance that the Company will not incur a material adverse impact in the future.

Reno Operations

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

In addition, management believes that the introduction of casino gaming or the expansion of presently conducted gaming operations, particularly at Indian casinos in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could have an adverse effect on operations and, depending on the nature, location and extent of such operations, such effect could be material.

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

However, in August 1999, the California Supreme Court ruled that Proposition 5 was unconstitutional because the state constitution prohibits Las Vegas style gambling. Governor Gray Davis immediately entered into negotiations with gaming tribes that resulted in a two-part agreement: (i) to put a constitutional amendment (“Proposition 1A”) on the March 2000 primary ballot and (ii) to sign tribal-state gaming Compacts that would go into effect if Proposition 1A was approved by the voters.

On March 7, 2000, California voters approved Proposition 1A. The maximum number of slots permitted for any one tribe is 2,000, with an estimated 40,000 projected statewide. Three years after any Compact is approved, the tribe may renegotiate to request an increase in the number of its slot machines. Tribes will immediately have the right to operate “any banking or percentage card game”; however, although craps and roulette are not available as of the date hereof, they may become available. The legal gambling age is 18, while the drinking age is 21. Players may not sue a tribe if there is a dispute over a bet; however, tribes did agree to waive their sovereignty concerning unions and allow workers to unionize. Tribes are not required to waive their immunity from suits for patron injuries, although they are required to carry at least $5.0 million in public liability insurance for patron claims.

The Company’s ability to maintain its competitive position in Reno will require the expenditure of sufficient funds for such items as updating slot machines to reflect changing technology, periodic refurbishing of rooms and public service areas, and replacing obsolete equipment on an ongoing basis. Because the Company is subject to the supervision of the Bankruptcy Court, is highly leveraged, lacks financial flexibility by virtue of the constraints of the Restructuring Agreement, the Bankruptcy Code and the obligation to make Post-petition Distributions, is in default on its Notes, and may not generate sufficient funds internally, there can be no assurance that the Company will generate sufficient funds internally or obtain sufficient additional financing to fund such expenditures or that any such arrangement would be approved by the Bankruptcy Court.

Employees

As of December 31, 2001, the Company employed approximately 708 people with Fitzgeralds Reno employing approximately 701 people and the corporate offices employing 7 people.

Trade Names, Trademarks and Service Marks

The Company believes that its distinctive trade names, trademarks and service marks are important to its efforts to develop a distinctive national brand identity. Because of their importance, the Company expended considerable effort to conceptualize, obtain, utilize and protect its trade names, trademarks and service marks. The Company had proprietary rights in approximately 84 registered trade names, trademarks and service marks including the marks “Fitzgeralds,” “Fitz” and the “Mr. O’Lucky” character design. Registered marks usually have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as marks. The Company also had several non-exclusive licenses and supply agreements permitting it to utilize and offer at its facilities a variety of casino games, gaming devices, and related software and technology which are subject to certain third-party patent, trademark and copyright rights. On December 6, 2001, the Company sold all its rights in its trade names, trademarks and service marks to Majestic. Fitzgeralds Reno retains the right, pursuant to a 99-year, royalty free license, to continue utilizing the trade names, trademarks and service marks in specified geographic areas generally comprising Northern Nevada, California, Oregon and Washington; provided, that if such rights are not adopted and continuously used anywhere in Oregon and Washington by December 6, 2011, their use in such locations thereafter during the term of the license would bear a market rate royalty to be determined. The license is subject to other customary terms and conditions and is not transferable without the consent of the licensor except in the event of the sale of Fitzgeralds Reno.

Governmental Regulation

General

The ownership and operation of the Company’s casino gaming facilities are subject to state and local regulations in the jurisdictions. In Nevada, the Company’s gaming operation is subject to the Nevada Gaming Control Act, and to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities.

The Company holds all licenses and permits it needs to operate its gaming facility. Directors, officers and key employees of the Company are required to hold individual licenses, which requirements vary from jurisdiction to jurisdiction. Licenses and permits of gaming operations and of individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of the Company’s securities are required to secure independent licenses and permits.

Nevada Gaming Regulation

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”) and to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities (collectively, the “Nevada Gaming Authorities”).

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company’s gaming operations.

The Company’s direct and indirect subsidiaries that conduct gaming operations are required to be licensed by the Nevada Gaming Authorities. The gaming licenses require the periodic payment of fees and taxes and are not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and has been found suitable to own the stock of FSI and FRI. FSI is registered as an intermediary company (an “Intermediary Company”) and has been found suitable to own the stock of FLVI, which has been licensed as a manufacturer and distributor of gaming devices and to conduct nonrestricted gaming operations at Fitzgeralds Las Vegas. FRI has been licensed as a manufacturer and distributor of gaming devices and to conduct nonrestricted gaming operations at Fitzgeralds Reno. FLVI and FRI are each a corporate gaming licensee (a “Corporate Licensee” or individually a “Nevada Gaming Subsidiary” and collectively the “Nevada Gaming Subsidiaries”) under the terms of the Nevada Act. No person may become a stockholder of, or receive any percentage of profits from, an Intermediary Company or a Nevada Gaming Subsidiary without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, FSI and the Nevada Gaming

Subsidiaries have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada. The following statutory and regulatory requirements are currently applicable to the Company, FSI and the Nevada Gaming Subsidiaries, including requirements applicable to the Company as a Registered Corporation.

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

If it were determined that the Nevada Act was violated by FSI or any Nevada Gaming Subsidiary, the registration or gaming licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, FSI, the Nevada Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate Fitzgeralds Reno and, under certain circumstances, earnings generated during the supervisor’s appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Nevada Gaming Subsidiaries or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on the Company’s gaming operations.

Any beneficial holder of a Registered Corporation’s voting securities (or rights to acquire such securities), regardless of the number of shares owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of the Registered Corporation’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of a Registered Corporation’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations of the Registered Corporation, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Registered Corporation’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

The Nevada Act provides that each person who acquires, directly or indirectly, beneficial ownership of any debt security in a Registered Corporation may be required to be found suitable if the Nevada Commission has reason to believe that the acquisition of such debt security would otherwise be inconsistent with the declared policy of the State of Nevada.

The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, he shall not hold, directly or indirectly, the debt security of the publicly registered company, beyond the time prescribed by the Nevada Commission. The Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting rights by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Nevada Gaming Subsidiaries, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value. Additionally, the City of Reno had the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

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

The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such a requirement on the Company.

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

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s Board of Directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Nevada licensees that hold a manufacturer’s license or a distributor’s license, such as the Nevada Gaming Subsidiaries, also pay certain fees and taxes to the State of Nevada.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board for their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, foreign Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Such licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

The Company has established, and will be required to maintain, a Gaming Compliance Program for the purpose of, at a minimum, performing due diligence, determining the suitability of relationships with other entities and individuals and to review and ensure compliance by the Company, its subsidiaries and any affiliated entities, with the Act and Regulations and the laws and regulations of any other jurisdiction in which the Company or its subsidiaries or affiliates operate. The Gaming Compliance Program, any amendments thereto, and the members, one such member which shall be independent, shall be administratively reviewed and approved by the Chairman of the Nevada Board. The Company shall amend the compliance program or any element thereof, and perform such duties as may be assigned by the Chairman of the Nevada Board or his designee, related to review of activities relevant to the continuing qualification of the Company.

The sale of alcoholic beverages at Fitzgeralds Reno is subject to licensing, control and regulation by the City of Reno. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Nevada Gaming Subsidiaries.

Item 2. Properties

Reference is made to the information contained in Part I, Item 1. Business — Properties of this Report on Form 10-K.

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

After hearing oral arguments and considering the parties’ briefs, the Court concluded that there was insufficient evidence before the Reno City Council to support a finding that the ReTRAC Project confers a special benefit on Fitzgeralds Reno as is required by statute before a special assessment may be imposed. The Court remanded the matter to the Reno City Council and directed the council to conduct a new hearing to consider evidence as to whether Fitzgeralds Reno would receive a special benefit from the proposed project. On June 20, 2001, the Reno City Council commenced a public hearing in compliance with the remand order of the Court. That public hearing was recessed and continued to November 29, 2001. After resuming the hearing on November 29, 2001, the Reno City Council again recessed and continued the proceedings to January 4, 2002, at which time the hearing was completed and the matter was submitted for decision of the Reno City Council. On February 19, 2002, the Reno City Council voted on the matter. By a 4-3 decision, the Reno City Council concluded that the ReTRAC Project would confer a special benefit on Fitzgeralds Reno. On a 5-2 decision, however, the Reno City Council determined that the value of the special benefit in light of the evidence presented was $1.00. The decisions of the Reno City Council are subject to judicial review, a petition for which must be filed within thirty days of the decisions.

On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which has previously been estimated to be $218 million. It is anticipated that the construction cost analysis will be completed in April 2002. On May 24, 2001, Fitzgeralds Reno commenced an action, CV-N-01-0329-PMP-RAM, in the United States District Court for the District of Nevada, against the Federal Highway Administration (“FHWA”), the Nevada Department of Transportation (“NDOT”), and the City (collectively, the “Defendants”) for violations of the National Environmental Policy Act (“NEPA”), codified at 42 U.S.C. §§ 4321-4327. The claims against all Defendants allege a violation of 42 U.S.C. § 4332 (Violation of NEPA: Failure to Consider Reasonable Alternatives & Failure to Consider and Provide Adequate Mitigation Measures). Specifically, Fitzgeralds Reno asserts the Defendants failed to consider the Partial Cover and Cut Tunnel Alternative and the use of the Feather River Route on a temporary basis, and failed to include a plan for mitigating the adverse environmental impacts, including construction disruption, loss of operating facilities, noise and vibration impacts, that will be caused by the ReTRAC Project and incurred by Fitzgeralds Reno and others.

On or about June 12, 2001, NDOT filed a motion to dismiss the Company’s NEPA complaint based on a claim of sovereign immunity and the Company moved to amend its complaint to substitute as a defendant the Director of NDOT, Thomas E. Stephens, for the Defendant NDOT, in lieu of considering NDOT’s Eleventh Amendment immunity claim. This unopposed motion was granted by the Court on August 17, 2001, and the Company filed its amended complaint on August 23, 2001. Defendant FHWA filed its answer to the Complaint on September 6, 2001 and Defendant Stephens filed his answer on October 3, 2001. The City filed a motion to dismiss the amended complaint so far as it named the City as defendant on September 6, 2001. The Company filed an opposition to that motion on October 24, 2001, and the City filed a reply in support of its motion to dismiss on or about November 12, 2001. On February 15, 2002, the United States District Court held a hearing to consider the City’s motion to dismiss. At the hearing, the Defendant FHWA and the Defendant NDOT joined the City’s motion to dismiss. The City’s motion to dismiss was fully argued and submitted to the Court for a ruling. On March 11, 2002, the Court issued an order dismissing all of the Company’s claims against the City. The Court ruled the ReTRAC Project must comply with NEPA but the specific federal aid statute under which the City is receiving funding for the ReTRAC Project does not explicitly require the local government body to consent to suit under NEPA. Accordingly, the Court found the City is not a proper party in the case. The Court, however, denied the motions to dismiss by FHWA and NDOT stating the Company is entitled to proceed on the claims against those agencies for a violation of NEPA.

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

101 Main then obtained an order to show cause why Plaintiffs’ and their attorneys should not be held in contempt. Before the hearing, Plaintiffs amended the complaint to omit 101 Main as a defendant, and Plaintiffs filed two motions with the Bankruptcy Court, which sought (i) leave to file a late claim in the 101 Main bankruptcy case and (ii) relief from the automatic stay to add 101 Main as a party defendant to the amended complaint. The amended complaint sought damages, in an amount alleged to exceed $300,000,000, against the defendants for, among other matters, RICO and conspiracy.

At a December 10, 2001 hearing, the Bankruptcy Court found that Plaintiffs had violated the automatic stay and denied Plaintiffs’ motion for leave to file a late claim with the Bankruptcy Court. Furthermore, at this hearing the Bankruptcy Court denied Plaintiffs’ motion for relief from the automatic stay to add 101 Main as a party defendant to the amended complaint, although it did allow Plaintiffs to obtain discovery from 101 Main, its agents and representatives in conjunction with the prosecution of the amended complaint against other named defendants. On March 28, 2002, the Bankruptcy Court entered its orders in this regard, which orders are now final and non-appealable.

Other Litigation

The Company is a party to various lawsuits relating to routine matters incidental to its business. Except as noted below, the Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

Reliance — From April 1, 1998 through September 30, 1999, the Company’s general liability insurance and worker’s compensation insurance carrier was Reliance Insurance Company (“Reliance”). On May 29, 2001, a Pennsylvania court placed Reliance under the control of the Pennsylvania Insurance Department for rehabilitation. Thereafter, on October 3, 2001, the Reliance Insurance Company was declared insolvent and placed under an order of liquidation by the Pennsylvania Commonwealth Court at the request of the Pennsylvania Insurance Department. The Company has not incurred any material amounts for liability claims or workers compensation claims that would be subject to reimbursement by Reliance. However, the statute of limitation has not expired for filing claims and it is unclear at this time what the insurance coverage would be from Reliance, if any, in the event that a future claim is filed that would be large enough to result in an insurance reimbursement from Reliance, or if there is insurance coverage for an existing claim that is currently under the threshold level for reimbursement, but increases in the future to an amount eligible for reimbursement. The reimbursement threshold per claim is $25,000 and $100,000 for liability claims and worker compensation claims, respectively. At the present time, the Company is unable to determine what effect this action may have on liability and worker’s compensation claims which arose during the coverage period for which Reliance was the Company’s insurance carrier or whether any limitations on coverage would have a material adverse effect on the Company’s financial condition.

Holiday Inn — Upon notification by Majestic of its intent to not enter into a new franchise agreement with Holiday Inn Franchising, Inc. (“Inns”), the Company filed a motion with the Bankruptcy Court on October 26, 2001 to remove its pre-petition franchise and other agreements with Inns from the list of agreements to be assumed and assigned to Majestic. On October 26, 2001, the Bankruptcy Court granted the motion. Since the transactions contemplated by the Purchase Agreement were consummated on December 6, 2001, the Company believes Inns will assert an unsecured claim in the Bankruptcy Cases based upon the liquidated damages provision of the franchise agreement, (approximately $1.6 million). While the Company would contest the allowance of such a claim by the Bankruptcy Court, the Company cannot predict the Bankruptcy Court’s ultimate resolution of such a claim.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is not listed or traded on any exchange. As of April 1, 2002, the Company had 42 shareholders of record.

In December 1995, as part of a public offering of $123.0 million senior secured notes (the “1995 Notes”) and Preferred Stock, the Company issued 2,675,237 warrants, each exercisable for one share of the Company’s Common Stock, at an exercise price of $.01 per share (the “Warrants”). In December 1997, concurrently with the redemption of the 1995 Notes, the Company canceled 703,402 of the Warrants.

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

The Company has not paid any cash dividends on its Common Stock and because of the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement the Company does not anticipate paying cash dividends (including those with respect to its Preferred Stock). For the same reasons the payment of dividends is no longer within the discretion of the Company’s Board of Directors.

The Restructuring Agreement requires that as part of the liquidation process, all of the existing common stock and preferred stock of the Company is to be canceled and extinguished without any payment. Therefore, it is not expected that any distribution will be made to holders of the existing capital stock of the Company.

Item 6. Selected Financial Data

Fitzgeralds Gaming Corporation

	December 31,

	2001	2000	1999	1998	1997

	(in thousands except for per share amounts)
Statement of Operations Data:
Net Operating Revenues	$196,031	$200,102	$191,845	$199,993	$179,702
Income from Operations(1)	9,969	14,481	11,399	21,680	13,622
Interest Expense, Net	4,528	30,803	29,168	26,646	25,033
Net Income (Loss)	4,317	(16,386)	(17,954)	(8,667)	(31,542)
Net loss per common share:
Before extraordinary item	$(0.58)	$(4.14)	$(5.35)	$(3.35)	$(4.09)
Net Loss	$(0.58)	$(4.14)	$(5.35)	$(3.35)	$(4.80)
Other Data:
EBITDA:(2)
Fitzgeralds Las Vegas(3)	$1,809	$3,692	$2,594	$2,682	$2,651
Fitzgeralds Tunica	18,118	15,253	11,553	8,051	11,744
Fitzgeralds Reno	(11,748)	4,947	4,588	4,805	5,462
Fitzgeralds Black Hawk	7,641	8,138	9,303	10,863	4,842
Other(4)	(6,229)	(3,521)	(2,281)	9,622	4,111

Total Properties	9,591	28,509	25,757	36,023	28,810
Nevada Club	(74)	(50)	(90)	(561)	(1,282)
Harolds Club	—	—	(64)	(111)	(1,853)

Total EBITDA	9,517	28,459	25,603	35,351	25,675
Adjustments to EBITDA(5)	19,917	3,401	2,325	(5,328)	4,924

Adjusted EBITDA	$29,434	$31,860	$27,928	$30,023	$30,599

Earnings to Fixed Charges:(6)	1.8x	—	—	—	—

Net Cash Provided by (Used in):
Operating activities	$(22,106)	$10,564	$21,089	$12,189	$1,287
Investing activities	135,039	(13,647)	(1,961)	(5,451)	(24,657)
Financing activities	(105,617)	(739)	(10,051)	(8,509)	24,830
Depreciation and Amortization	34	13,978	14,203	13,671	12,054
Capital Expenditures	1,815	13,508	6,184	9,352	3,944

Balance Sheet Data:
Cash	$25,609	$8,181	$22,116	$13,039	$14,810
Total Assets	51,372	188,048	206,796	209,197	215,695
Net Assets held for Sale	12,000	170,388	—	—	—
Short-Term Debt	111	110	203,840	4,940	7,591
Long-Term Debt	2,296	2,407	598	208,204	206,191
Liabilities subject to compromise	97,335	242,870	—	—	—
Preferred stock, net of offering costs and discounts	43,902	36,406	29,963	24,401	19,631
Stockholders’ Deficiency	(100,783)	(97,605)	(74,496)	(51,300)	(37,863)

(1)	Excludes write-off by Fitzgeralds Reno of $3.2 million inter-company debt from Nevada Club in 1999. The Company recorded allowances of $0.2 million and $2.2 million in 1998 and 1997, respectively, against the book value of Nevada Club assets held for sale to write such assets down to estimated net realizable value, and recorded expenses of $0.1 million and $1.9 million in 1998 and 1997, respectively, for the anticipated net settlement obligation relating to certain land lease payments and property-related costs arising out of the Company’s purchase and subsequent sale of Harolds Club in 1995. The Company acquired the remaining 78% interest in Fitzgeralds Black Hawk in August 1997. Includes $11.4 million in gain on sale of assets to Majestic. Also includes the write-down of assets of $14.8 million and $13.0 million at Fitzgeralds Reno and Fitzgeralds Black Hawk, respectively in 2001.

(2)	EBITDA, or “earnings before interest, taxes on income, depreciation, and amortization,” is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP (“Generally Accepted Accounting Principles”) appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Fitzgeralds Las Vegas invested $0.8 million, $0.9 million, $0.9 million, $0.8 million and $0.8 million for 2001, 2000, 1999, 1998 and 1997, respectively, in the Fremont Street Experience, Limited Liability Company (“FSE”). Prior to 1999, such investments were reported under the equity method with no impact on earnings. Beginning in 1999 investment was charged against earnings as a selling, general and administrative expense.

(4)	Other includes (i) management fees from Fitzgeralds Black Hawk for 1997; (ii) management fees from Cliff Castle for 1998 and 1997; (iii) payments from the Turning Stone settlement agreement for 1998 and 1997; (iv) non-recurring revenue of $8.0 million for termination of the Cliff Castle Management Agreement in 1998; and (v) corporate expenses not allocated to the Operating Properties for all periods presented, which includes $3.2 million and $2.2 million of pre-petition professional fees and expenses incurred with the Company’s restructuring in 2000 and 1999, respectively, and $3.5 million and $0.1 million of post-petition professional fees and expenses, net of interest income included as reorganization items in 2001 and 2000, respectively.

(5)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for all periods presented; (ii) exclusion of EBITDA for Harolds Club for 1999, 1998 and 1997; (iii) exclusion of write down of Nevada Club assets of $0.03 million, $0.2 million and $2.2 million for 1999, 1998 and 1997, respectively; (iv) exclusion of Harolds Club lease settlement of $0.06 million, $0.1 million and $1.9 million for 1999, 1998 and 1997, respectively; (v) inclusion of $1.0 million for 1997 in cash received by the Company as a result of its 22% membership in 101 Main; (vi) exclusion of $6.0 million of the $8.0 million received in connection with the termination of the Cliff Castle Management Agreement in 1998; (vii) exclusion of pre-petition professional fees and expenses incurred with the Company’s restructuring of $3.2 million and $2.2 million in 2000 and 1999, respectively; (viii) exclusion of $7.9 million which includes gain on sale of assets to Majestic of $11.4 million offset by $3.5 million of post-petition professional fees and expenses, net of interest income included in reorganization items for 2001 and $0.1 million of post-petition professional fees and expenses, net of interest income included as reorganization items in 2000; and (ix) exclusion of write-down of assets of $14.8 million and $13.0 million at Fitzgeralds Reno and Fitzgeralds Black Hawk, respectively in 2001.

(6)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 1.8x for the year ended December 31, 2001; however, earnings were insufficient to cover fixed charges by $16.4 million, $18.0 million, $10.0 million and $10.6 million for the years ended December 31, 2000, 1999, 1998 and 1997, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s Consolidated Financial Statements and the Notes thereto listed in Item 14(a). The following discussion and other material in the report on Form 10-K contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, consummation of the Restructuring Agreement and the Purchase Agreement, the uncertainties of the Bankruptcy Cases, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company’s other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

Overview

Fitzgeralds Reno has been owned and operated by the Company or its affiliate since 1985, and, Fitzgeralds Las Vegas and Fitzgeralds Tunica were owned and operated by the Company or its affiliates since 1987 and 1994, respectively. Between December 1994 and February 1995, a business combination was effected, resulting in the existing single ownership structure for the companies operating Fitzgeralds-brand casinos. In May 1995, the Company, under exclusive management contracts, opened two properties outside of Nevada, Fitzgeralds Black Hawk and Cliff Castle, and in December 1995, the Company acquired those portions of Fitzgeralds Tunica (20%) and Fitzgeralds Inc. (2%) which it did not own. In August 1997, the Company acquired the remaining 78% membership interest in 101 Main not previously owned. In December 2001, the Company sold substantially all of the assets of Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, and Fitzgeralds Tunica, as well as the Company’s interest in The Fremont Street Experience Limited Liability Company, to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets.

Bankruptcy

On December 5, 2000, the Company commenced the Bankruptcy Cases in the Bankruptcy Court. The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with the Restructuring Agreement with the Consenting Noteholders who hold a majority in interest of the Notes. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties as going concerns.

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

Pursuant to the Purchase Agreement, the Company agreed to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of the Company’s assets including Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, and Fitzgeralds Tunica, as well as the Company’s interest in The Fremont Street Experience Limited Liability Company (collectively, the “Assets”) to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets.

The transactions contemplated by the Purchase Agreement were consummated on December 6, 2001. The purchase price for the Assets was $149.0 million, subject to certain adjustments and holdbacks specified in the Purchase Agreement, which resulted in net proceeds prior to distributions of approximately $146.9 million. Of such amount, $7.7 million was retained by the Company for cash reserves, approximately $5.9 million was distributed to Senior Management, in consideration of non-competition and sales incentives pursuant to the Restructuring Agreement, and approximately $133.3 million was distributed to holders of the Notes (on account of the $205.0 million aggregate principal amount of Notes outstanding and approximately $44.8 million in accrued pre-petition interest). In addition, during 2001 the Company distributed approximately $16.8 million to holders of the Notes in accordance with the provisions of the Restructuring Agreement.

As a result of the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk on December 6, 2001, operating revenue and expenses for these three properties will not reflect a full year of operations when comparing results for the year 2001 to the year 2000.

Unless otherwise noted, the narrative discussion below is focused on the results of the Company’s Operating Properties which are collectively referred to as (the “Properties”). Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 pending completion of its sale which occurred in June 1999, and in management’s opinion, is not material to the ongoing operations of the Company. Corporate expense of $1.0 million per year is allocated to each of the Operating Properties. Such expenses are included in selling, general and administrative expenses at each of the Operating Properties. The remainder of the unallocated corporate expense is included in the selling, general and administrative expenses of Other Operations of the Properties. See Note 3 of Statement of Operations Data.

Results of Operations

The following table sets forth for the periods indicated certain Statement of Operations Data and Other Data for the Company’s Properties.

	Year Ended December 31,

Statement of Operations Data	2001	2000	1999

	(in thousands)
Net Operating Revenues:
Fitzgeralds Las Vegas	$49,440	$52,139	$50,910
Fitzgeralds Tunica	76,713	75,062	69,582
Fitzgeralds Reno	38,333	40,241	39,068
Fitzgeralds Black Hawk	31,511	32,506	32,285
Other	34	154	—

Total	$196,031	$200,102	$191,845

Income (Loss) from Operations(1):
Fitzgeralds Las Vegas	$(24,040)	$(7)	$(1,115)
Fitzgeralds Tunica	41,972	9,018	5,322
Fitzgeralds Reno(2)	(11,796)	2,716	2,151
Fitzgeralds Black Hawk(3)	7,224	6,385	7,517
Other(4)	(3,317)	(3,581)	(2,322)

Total Properties	10,043	14,531	11,553
Nevada Club	(74)	(50)	(90)
Harolds Club	—	—	(64)

Total	$9,969	$14,481	$11,399

Other Data
EBITDA(5):
Fitzgeralds Las Vegas(6)	$1,809	$3,692	$2,594
Fitzgeralds Tunica	18,118	15,253	11,553
Fitzgeralds Reno	(11,748)	4,947	4,588
Fitzgeralds Black Hawk	7,641	8,138	9,303
Other(3)	(6,229)	(3,521)	(2,281)

Total Properties	9,591	28,509	25,757
Nevada Club	(74)	(50)	(90)
Harolds Club	—	—	(64)

Total EBITDA	9,517	28,459	25,603
Adjustments to EBITDA	19,917	3,401	2,325

Adjusted EBITDA	$29,434	$31,860	$27,928

	Year Ended December 31,

Statement of Operations Data	2001	2000	1999

	(in thousands)
Net Cash Provided by (Used in)
Operating Activities	$(22,106)	$10,564	$21,089
Investing Activities	135,039	(13,647)	(1,961)
Financing Activities	(105,617)	(739)	(10,051)
Depreciation and Amortization	34	13,978	14,203
Capital Expenditures	1,815	13,508	6,184
Earnings to Fixed Charges(7)	1.8x	—	—

(1)	Includes loss on sale of assets of $25.3 million for Fitzgeralds Las Vegas and a gain on sale of assets of $24.1 million and $12.7 million for Fitzgeralds Tunica and Fitzgeralds Black Hawk, respectively, to Majestic in 2001. Such gains are included in Reorganization items.

(2)	Excludes inter-company debt write-off of $3.2 million from Nevada Club in 1999 and includes write down of property and equipment of $14.8 million in 2001.

(3)	Includes write-down of assets of $13.0 million in 2001.

(4)	Other includes corporate expenses not allocated to the Operating Properties for all periods presented, which includes $3.2 million and $2.2 million of pre-petition professional fees and expenses incurred with the Company’s restructuring for 2000 and 1999, respectively and approximately $3.5 million and $0.1 million of post-petition professional fees and expenses, net of interest income included as reorganization items in 2001 and 2000, respectively.

(5)	For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 5 of Notes to Selected Financial Data.

(6)	Fitzgeralds Las Vegas invested $0.8 million, $0.9 million and $0.9 million for 2001, 2000 and 1999, respectively, in FSE. Such investment was charged against earnings as a selling, general and administrative expense.

(7)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 1.8x for the year ended December 31, 2001; however, earnings were insufficient to cover fixed charges by $16.4 million and $18.0 million for the years ended December 31, 2000 and 1999, respectively.

Fiscal 2001 Comparison to Fiscal 2000

Operating Revenues

Total revenues for the Properties were $231.2 and net operating revenue were $196.0 for 2001, representing decreases of 1.3% and 2.0%, respectively, over total revenues for the Properties of $234.1 million and net operating revenues of $200.1 million for 2000. Such decreases were largely the result of the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to Majestic on December 6, 2001.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms (except for Fitzgeralds Black Hawk) and other. Casino revenues (of which approximately 86.9% and 85.1% are derived from slot machine revenues for 2001 and 2000, respectively) increased 0.2% to $182.1 million for 2001 from the $181.7 million recorded for 2000.

Room revenues (at 8.9% and 9.4% of total revenues for 2001 and 2000, respectively) decreased 7.1% from $22.1 million in 2000 to $20.5 million in 2001. Fitzgeralds Las Vegas room revenues decreased 11.7% from $8.5 million in 2000 to $7.5 million in 2001, as its average daily rate decreased 7.4%, and the average occupancy rate decreased to 91.9% in 2001 from 92.1% in 2000. Fitzgeralds Reno room revenues decreased 0.9%, from $5.5 million in 2000 to $5.4 million in 2001, as a decrease in the average occupancy rate to 87.6% in 2001 from 88.9% in 2000 was primarily offset by a 0.5% increase in the average daily rate. Fitzgeralds Tunica room revenues decreased 6.5%, from $8.1 million for 2000 to $7.6 million in 2001, as an increase in the average occupancy rate to 94.5% in 2001 from 92.5% in 2000 was offset by a 2.2% decrease in the average daily rate.

Food and beverage revenues (at 10.5% and 11.0% of total revenues for 2001 and 2000, respectively) decreased 6.3%, from $25.8 million in 2000 to $24.2 million in 2001 primarily due to the sale of assets to Majestic.

Other revenues decreased from $4.6 million in 2000 to $4.4 million in 2001, a 3.3% decrease for 2001.

Promotional allowances showed a net increase of 3.3% to $35.2 million for 2001 from $34.0 million for 2000, reflecting the increased level of competition in all four markets.

Operating Costs and Expenses

Total operating costs and expenses for the Properties increased 0.2%, to $186.0 million for 2001 from $185.6 million for 2000. After excluding the $11.4 million gain on sale of asset to Majestic and $14.8 million and $13.0 million for the write-down of Fitzgerald Reno and Fitzgeralds Black Hawk assets, operating costs and expenses decreased 8.6% to $169.6 million. Such decreases were largely the result of the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to Majestic on December 6, 2001.

Casino expenses were $85.7 million for 2001, a 1.2% increase from $84.7 million for 2000. Food and beverage expenses decreased 6.3% to $14.4 million for 2001 from $15.4 million for 2000. Room expenses decreased 8.2% to $11.7 million for 2001 from $12.8 million in 2000. Selling, general and administrative expenses decreased 7.4% to $52.2 million for 2001 from $56.4 million for 2000, which includes $3.2 million for 2000 of pre-petition professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the informal committee (the “Committee”) representing holders of a majority in interest of the Notes.

Personnel expenses decreased 9.1%, to $75.0 million for 2001 from $82.5 million for 2000 as a result of the December 6, 2001 sale. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations.

Marketing expenses, which include advertising, promotional material and special events, decreased 11.1%, to $13.4 million for 2001 from $15.1 million for 2000. The Company’s strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

Depreciation and amortization expense decreased 99.8% to $0.034 million for 2001 from $14.0 million for 2000, due to the discontinuation of recording depreciation and amortization expense for property and equipment included in net assets held for sale subsequent to filing the Bankruptcy Cases in December 2000.

Income from Operations

As a result of the foregoing, income from operations for the Properties decreased from $14.5 million for 2000 to $10.0 million for 2001. The decrease in results is primarily due to the $14.8 million and $13.0 million write-down in assets of Fitzgeralds Reno and Fitzgeralds Black Hawk, respectively, offset by the $11.4 million gain on sale of assets to Majestic and a $13.9 million decrease in depreciation and amortization expense resulting from the discontinuation of recording substantially all depreciation and amortization expense for assets held for sale in 2001.

Net Interest Expense

Interest expense (net of interest income) decreased 85.3% to $4.5 million for 2001 from $30.8 million for 2000, due to the discontinuation of accruing interest on the Notes on December 5, 2000 with the commencement of the Bankruptcy Cases.

Net Income

Net income for the Properties increased to $4.2 million for 2001 compared to a net loss of $16.4 million in 2000.

Fiscal 2000 Comparison to Fiscal 1999

Operating Revenues

Total revenues for the Properties were $234.1 million and net operating revenues were $200.1 million for 2000, representing increases of 5.7% and 4.3%, respectively, over total revenues for the Properties of $221.5 million and net operating revenues of $191.8 million for 1999. Such increases were largely the result of the improved performance of Fitzgeralds Tunica, which opened a 411-space covered parking garage in June 2000. To maintain market share in each of its four existing markets, the Company has found it necessary to increase its promotional and complimentary expenses to meet the challenges of the intense competition.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms (except for Fitzgeralds Black Hawk) and other. Casino revenues (of which approximately 85.1% and 83.9% are derived from slot machine revenues for 2000 and 1999, respectively) increased 5.8% to $181.7 million for 2000 from the $171.7 million recorded for 1999.

Room revenues (at 9.4% and 9.7% of total revenues for 2000 and 1999, respectively) increased 2.4%, to $22.1 million for 2000 from $21.6 million in 1999. Fitzgeralds Las Vegas room revenues decreased 0.2%, to $8.5 million for 2000 from $8.5 million in 1999, as its average daily rate decreased 0.8%, while occupancy rates remained the same at 92.1% for 2000 and 1999. Fitzgeralds Reno room revenues increased 3.9%, to $5.5 million for 2000 from $5.3 million in 1999, as a decrease in occupancy to 88.9% in 2000 from 89.8% in 1999 was offset by a 3.1% increase in the average daily rate. Fitzgeralds Tunica room revenues increased 4.1%, to $8.1 million for 2000 from $7.8 million in 1999, due to a 3.2% increase in the average daily rate while occupancy rates increased to 92.5% in 2000 from 92.1% in 1999.

Food and beverage revenues (at 11.0% and 11.1% of total revenues for 2000 and 1999, respectively) increased 4.9% to $25.8 million for 2000 from $24.6 million in 1999. There were increases in food revenues of 0.4%, 4.2%, 5.9% and 9.1% at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, Fitzgeralds Reno and Fitzgeralds Tunica, respectively. The food revenue increase at Fitzgeralds Tunica was due primarily to an increase in volumes, while the food revenues increases at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Reno were due to pricing increases.

Other revenues increased 25.4% to $4.6 million for 2000 from $3.6 million in 1999, primarily due to the acquisition of the parking garage in Reno which generated an additional $0.4 million in revenue and an additional $0.2 million of revenue generated from E-Three lease income and management fees.

Promotional allowances showed a net increase of 14.7% to $34.0 million for 2000 from $29.7 million in 1999, reflecting the increased level of competition in all four markets.

Operating Costs and Expenses

Total operating costs and expenses for the Properties increased 2.9%, to $185.6 million for 2000 from $180.4 million for 1999.

Casino expenses were $84.7 million for 2000, a 6.8% increase from $79.3 million for 1999, primarily due to increases in expenses associated directly with increased casino revenues, particularly personnel expenses and gaming taxes. Food and beverage expenses decreased 0.7% to $15.4 million for 2000 from $15.5 million for 1999. Room expenses increased 1.8% for 2000 from $12.6 million in 1999. Selling, general and administrative expenses decreased 0.4% to $56.4 million for 2000 from $56.7 million for 1999, which includes $3.2 million and $2.2 million for 2000 and 1999, respectively, of professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the informal committee (the “Committee”) representing holders of a majority in interest of the Notes.

Personnel expenses increased 3.7%, to $82.5 million for 2000 from $79.6 million for 1999. The increase is due to continued competitive pressures in the Tunica and Black Hawk markets as personnel expenses at Fitzgeralds Tunica and Fitzgeralds Black Hawk increased 4.9% and 9.0%, respectively, from 1999. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations.

Marketing expenses, which include advertising, promotional material and special events, decreased 5.6% to $15.1 million for 2000 from $16.0 million in 1999. The Company’s strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

Depreciation and amortization expense decreased 1.6% to $14.0 million for 2000 from $14.2 million for 1999, due to the discontinuation of recording depreciation and amortization expense for property and equipment included in net assets held for sale subsequent to filing the Bankruptcy Cases in December 2000.

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

Liquidity and Capital Resources

At December 31, 2001, the Company had unrestricted cash of $25.6 million compared to $18.3 million (which amount includes $10.1 million of cash classified in net assets held for sale) at December 31, 2000. The Company’s net cash used in operating activities during 2001 was $22.1 million. Net cash provided by investing activities was $135.0 million for 2001 compared to net cash used of $13.6 million for 2000 which included the construction of a parking garage and surface parking lot at Fitzgeralds Tunica at a cost of $5.6 million as well as $5.3 million for the acquisition of other property and equipment. In 2001 net cash provided by investing activities included proceeds from the sale of assets to Majestic on December 6, 2001. Net cash used in financing activities was $105.6 million for 2001 compared to $0.7 million for 2000. In 2001, with the proceeds from the sale of the assets, the Company repaid a portion of the Notes in accordance with the Restructuring Agreement.

The Company’s principal sources of capital have historically consisted of cash from operations and vendor or third party financing of gaming and other equipment. However, its relatively high degree of leverage has prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors did not see any way to resolve this problem without restructuring the Company’s indebtedness. An Event of Default under the Indenture pursuant to which the Notes were issued occurred on July 15, 1999. The Company believes that it has adequate sources of liquidity to meet the normal operating requirements of its reduced activities following the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk.

The Restructuring Agreement provides a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of

$24.8 million to holders of its Notes within 45 days after the end of each quarter until the closure of its sale to Majestic. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company and the Informal Committee are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale to Majestic. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agree to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

On December 5, 2000, the Company commenced the Bankruptcy Cases in the Bankruptcy Court. For further information concerning the Bankruptcy Cases and related matters, see Item 1. Business — Bankruptcy” — “Restructuring Agreement, and — Purchase Agreement.”

By suspending the interest payments on the Notes other than the Post-petition Distributions and sales proceeds of collateral for the Notes until such time as the liquidation of the remainder of the Company’s assets contemplated by the Restructuring Agreement has been completed, the Company believes that its liquidity and capital resources will be sufficient to maintain normal operations at Fitzgeralds Reno at current levels during the pendency of the Bankruptcy Cases and does not anticipate any adverse impact on operations, customers or employees at Fitzgeralds Reno. However, costs incurred and to be incurred in connection with the Bankruptcy Cases have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully consummate the Restructuring Agreement and the Purchase Agreement or that its liquidity and capital resources will be sufficient to maintain normal operations at Fitzgeralds Reno during the pendency of the Bankruptcy Cases.

EBITDA and Adjusted EBITDA

The Company’s EBITDA was $9.5 million for 2001 and $28.5 million for 2000. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company’s Adjusted EBITDA was $29.4 million for 2001 and $31.9 million for 2000. Adjusted EBITDA is determined based on the adjustments described in Note 5 to Selected Financial Data. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 1.8x for the year ended December 31, 2001. However, earnings were insufficient to cover fixed charges by $16.4 million and $18.0 million for the years ended December 31, 2000 and 1999, respectively.

Business Seasonality

The gaming operations of the Company in certain locations may be seasonal and, depending on the location and other circumstances, the effects of such seasonality could be significant. At Fitzgeralds Las Vegas, business levels were generally weaker from Thanksgiving through the middle of January (except during the week between Christmas and New Year’s) and throughout the summer, and generally stronger from mid-January through Easter and from mid-September through Thanksgiving. At each of the three other Fitzgeralds-brand properties, business levels were typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November.

The Company’s results are also affected by inclement weather in relevant markets. The Fitzgeralds Black Hawk site, located in the Rocky Mountains of Colorado, was, and the Fitzgeralds Reno site, located in the foothills of the Sierra Nevada mountains in Nevada, is, subject to snow and icy road conditions during the winter months. Any such severe weather conditions may discourage potential customers from visiting the Company’s Fitzgeralds Reno facility.

Significant Accounting Policies

A summary of our significant accounting policies can be found in Note 3 of the Notes to Consolidated Financial Statements. Our preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant among those estimates are the useful lives and potential impairment of long-term assets, such as investments, buildings, equipment and goodwill, the adequacy of our allowance for uncollectible receivables, and the amount of litigation and self insurance reserves. These estimated amounts are based on our best judgments using both historical information and known trends in our company and in our industry. Because of the uncertainty inherent in any estimate, it is likely that the actual results will differ from the initial estimates, and the differences could be material.

Recently Issued Accounting Standards

On June 30, 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company’s fiscal year ending December 31, 2001. Adoption of this statement did not have a material impact on its financial condition or results of operation.

On January 1, 2001, the Company implemented Emerging Issues Task Force (“EITF”) No. 00-14 Accounting for Certain Sales Incentives, EITF No. 00-21 Accounting for Multiple-Element Revenue Arrangements, EITF No. 00-22 Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future and EITF No. 00-25 Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products requiring cash coupons or rebates to be classified as a reduction of revenue. Prior to this ruling, the Company had expensed the cash coupons, players club reward program and other cash back programs as a casino or marketing expense. In 2001, the Company reclassified its 2000 and 1999 income statement to reflect such expenses as promotional expense thereby reducing net revenue. This reclassification did not have any effect on the Company’s income from operation and net income for the current year and previously reported net loss.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company discontinued recording the amortization of its goodwill included in net assets held for sale subsequent to filing the Bankruptcy Cases. Amortization expense related to goodwill was $0.3 million for 2000. As of December 6, 2001, the Company wrote-down $13.0 million of its goodwill due to the sale of Fitzgeralds Black Hawk to Majestic.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities and third party financing. These sources of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its third party vendor financing, as necessary, with shorter termed variable rate financing generally secured by the assets being acquired. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust the Company’s interest rate risk profile.

The table below presents principal amounts and related weighted-average interest rates by year of maturity for the Company’s debt obligations at December 31, 2001 and 2000:

Expected	Expected Maturity		Weighted Average
Maturity Date	Amounts		Interest Rates		Fair Value

	December 31,		December 31,		December 31,

Fixed Rate	2001	2000	2001	2000	2001	2000

2001	$—	$350	—	13.24%
2002	111	244	10.18%	10.01%
2003	116	255	10.17%	10.14%
2004	128	218	10.17%	10.88%
2005	87	112	10.09%	10.71%
2006	67	—	4.07%	—
Thereafter	1,898	1,972	10.00%	10.01%
Unknown	99,120	203,450	13.25%	13.25%

Total Fixed Rate	$101,527	$206,601			$51,899	$115,049

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at December 31, 2001, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.

Item 8. Financial Statements and Supplementary Data

The information required by this item is listed under Item 14 of Part IV of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors, Executive Officers and Significant Employees of Registrant

     The following tables set forth certain information with respect to directors, executive officers and significant employees of the Company as of December 31, 2001:

Directors and Executive Officers

Name	Age	Position(s) Held

Philip D. Griffith	56	Chairman, President and Chief Executive Officer
Philip P. Hannifin	67	Director
Patricia W. Becker	50	Director
Max L. Page	52	Director; Executive Vice President and a director of Fitzgeralds Reno, Inc., and General Manager of Fitzgeralds Reno
Michael E. McPherson	50	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Paul Manske	61	Executive Vice President of Marketing

Philip D. Griffith, one of the Company’s founders, has been President, Chief Executive Officer and a director of the Company and certain of its subsidiary companies since its inception in 1984 and has been Chairman of the Board since August 1997. Prior to his involvement with the Fitzgeralds group, Mr. Griffith was active in the gaming industry holding a variety of positions, including Chief Financial Officer and later President of Harolds Club in Reno from 1973 to 1984 and President of the Sands Hotel & Casino in Las Vegas with the Howard Hughes organization from 1982 to 1984. From 1968 to 1973, Mr. Griffith was a Certified Public Accountant with the St. Louis, Missouri and Las Vegas offices of Deloitte Haskins & Sells. He is also a director of Federal Liaison Services, Inc.

Philip P. Hannifin served as Executive Vice President since joining the Company in 1991 until resigning on December 31, 2000 and was a director of certain subsidiaries of the Company from 1986 to 1995. He has been active in the gaming industry holding a variety of positions, including a director of Riviera Holdings Corp. from 1993 to 1998, Executive Vice President and a director of MGM Grand, Inc. from 1987 to 1991, President of Harrah’s West from 1984 to 1986 and Executive Vice President and a director of Summa Corporation from 1977 to 1984. He is a past Chairman of the Nevada State Gaming Control Board. He holds a degree in psychology from the University of Nevada at Reno. Mr. Hannifin has been a director of the Company since April 1999. He is Chairman of the Audit Committee of the Board of Directors and a member of the Compensation Committee of the Board of Directors.

Patricia W. Becker. Ms. Becker has been Senior Vice President of Corporate Affairs & Legal of Aladdin Gaming LLC since May 1998. From October 1993 to January 1995, she served as Chief of Staff to Nevada Governor Bob Miller. From September 1984 to October 1993, Ms. Becker was Senior Vice President, General Counsel and Secretary for Harrah’s Casino Hotels, where she was responsible for all legal affairs. She was also a member of the senior strategic management group. From January 1983 to September 1984, Ms. Becker was a member of the Nevada State Gaming Control Board and from July 1979 to January 1983, she was a Deputy and Chief Deputy Attorney General assigned to the Nevada Gaming Division. She is President of Patricia Becker & Associates which provides consulting services to the gaming industry, a Vice Chair for the Gaming Law Section of the American Bar Association, past President of the International Association of Gaming Attorneys and a past president of the Nevada Trial Lawyers Association. Ms. Becker has been a director of the Company since December 1995. She is

Chairperson of the Compensation Committee of the Board of Directors and a member of the Audit Committee of the Board of Directors.

Max L. Page, one of the Company’s founders, has served as Executive Vice President and a director of certain subsidiaries of the Company since September 1986 and as General Manager of Fitzgeralds Reno since November 1994. He has a B.A. in political science and a Masters in public administration from Brigham Young University. Mr. Page has been a director of the Company since January 1998.

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

Paul H. Manske, one of the Company’s founders, has been Executive Vice President of Marketing since September 1999. Prior thereto he was Senior Vice President of Marketing and Executive Vice President of certain subsidiaries of the Company. He was Vice President of Marketing for Harolds Club and the Sands Hotel & Casino with the Howard Hughes organization in Las Vegas from 1978 to 1984 and a marketing executive with the Ford Motor Company from 1964 to 1978. Mr. Manske has a degree in business administration from Jacksonville University.

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

The Audit Committee reviews reports of the Company’s independent certified public accountants and makes recommendations to the full Board on matters concerning the Company’s audits and the selection of independent certified public accountants. The Audit Committee does not have a formal written Audit Committee charter. The members of the Audit Committee are Patricia W. Becker and Philip P. Hannifin, as Chairman. Although the Company’s Common Stock is not listed on any stock exchange or quoted on NASDAQ, only Ms. Becker would be deemed independent under current NASDAQ rules.

The Audit Committee has reviewed and discussed the audited financial statements with management. The Audit Committee has discussed with the independent certified public accountants the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU380). The Audit Committee has reviewed the written disclosures and the letter from the independent certified public accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), and has discussed with the independent certified public accountants the independent certified public accountants independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company’s unaudited financial statements included in Forms 10-Q subsequent to the date of this Annual Report on Form 10-K will be reviewed by the Company’s independent certified public accountants in accordance with the procedure set forth in Statement on Accounting Standards No. 71.

The Compensation Committee reviews and makes recommendations to the Board of Directors with respect to salaries, bonuses and other compensation of the Company’s executive officers. The members of the Compensation Committee are Philip P. Hannifin and Patricia W. Becker, as Chairperson.

Directors who are also employees of the Company do not receive any compensation for their services as directors. A non-employee director is paid fees of $40,000 per year and $1,000 per Board meeting attended in person or telephonically. Ms. Becker is also chairperson of the Gaming Compliance Committee (a non-Board committee) for which she is paid an additional fee of $48,000 per year and $1,000 per Committee meeting attended in person or telephonically. Mr. Hannifin is also chairman of the Audit Committee (a non-Board committee) for which he is paid an additional fee of $25,000 per year and $1,000 per Committee meeting attended in Person or telephonically. Ms. Becker and Mr. Hannifin also participate in all health insurance plans generally available to the Company’s employees. The Company reimburses each director for reasonable out-of-pocket expenses incurred in his or her capacity as a member of the Board of Directors. No payments are made for actions taken in writing. Each director attended all of the meetings of the Board and the committees on which he or she served during the fiscal year ended December 31, 2001.

The Company has no nominating committee or other committee performing similar functions.

Non-Board Committees

The Executive Committee, comprised of Michael E. McPherson, Max L. Page and Philip D. Griffith, as Chairman, provides a forum for interaction and discussion among its senior executives.

The Gaming Compliance Committee, comprised of Kathleen Bryant, Philip P. Hannifin, Michael E. McPherson and Patricia W. Becker, as Chairperson, establishes procedures for and monitors compliance with gaming regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively, “Insiders”) to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and to furnish the Company with copies of all forms filed.

To the Company’s knowledge, based solely on its review of the copies of such forms furnished to the Company and written representation that no other reports were required, during the past fiscal year all Section 16(a) filing requirements applicable to the Company’s Insiders were met.

Item 11. Executive Compensation

The following table sets forth a summary of the compensation paid by the Company in the three fiscal years ended December 31, 2001, 2000 and 1999 to the Company’s Chief Executive Officer and each of its other most highly compensated executive officers (collectively the “named executive officers”). The named executive officers include: (i) each person who served as Chief Executive Officer during 2001; (ii) each person who (a) served as an executive officer at December 31, 2001, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 2001; and (c) received over $100,000 in compensation in 2001; (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 2001; and (iv) certain persons who served as executive officers of a subsidiary of the Company. Titles refer to the Company unless otherwise indicated.

Summary Compensation Table

					Long-Term
	Annual Compensation(1)				Compensation

				Other
				Annual	Securities	All Other
	Fiscal			Compensation	Underlying	Compensation
Name & Position	Year	Salary($)	Bonus($)(2)	($)(3)	Options (#)	($)(4)

Philip D. Griffith	2001	604,546	—	—	—	3,789,495
Chairman, President &	2000	576,715	320,000	—	—	180,723
Chief Executive Officer	1999	541,997	225,000	—	—	273,715
Michael E. McPherson	2001	268,440	—	—	—	798,364
Executive Vice President,	2000	255,673	105,000	—	—	13,942
Chief Financial Officer,	1999	236,538	75,000	—	11,854 (5)	7,714
Treasurer & Secretary
Paul H. Manske	2001	266,308	—	—	—	811,516
Executive Vice President	2000	254,478	105,000	—	—	25,285
Marketing	1999	274,038	75,000	—	—	19,174
Max L. Page	2001	266,562	—	—	—	793,469
Director; Executive Vice	2000	253,846	95,000	—	—	16,472
President of FRI & General	1999	240,500	68,000	—	—	21,855
Manager of Fitzgeralds Reno
Domenic Mezzetta(6)	2001	203,735		—	—	8,960
Vice President of FMI	2000	205,255	24,700	—	—	5,783
& General Manager of Fitzgeralds Tunica	1999	195,481	23,300			18,535

(1)	Amounts shown include cash compensation earned for the periods reported whether paid or accrued in such periods.

(2)	Amounts shown in 2000 represent bonus compensation earned in 2000 and not calculable at the time of filing the Form 10-K for the fiscal year ending December 31, 2000. As of December 31, 2001, the Company has accrued $570,000 for payment of bonuses earned in 2001; however, individual amounts have not yet been determined and approved by the Compensation Committee.

(3)	Other Annual Compensation for perquisites for each individual named above for 2001, 2000 and 1999 aggregated less than (a) 10% of the total annual salary and bonus for each individual or (b) $50,000, whichever is lower; therefore, no such amounts are included.

(4)	Amounts represent premiums for life insurance and long-term disability policies, medical benefits and the Company’s Profit Sharing and 401(k) contributions. In fiscal 2001, the Company’s Profit Sharing and 401(k) contributions were $2,503, $2,550, $2,550, $2,496 and $2,037 for Messrs. Griffith, McPherson, Manske, Page and Mezzetta, respectively. During 2001, the Company paid $15,601, $12,163, $18,435, $7,662; and $5,293 in medical benefits for Messrs. Griffith,

McPherson, Manske, Page and Mezzetta, respectively. During 2001, the Company paid $170,245 in premiums for split dollar, term life insurance and long-term disability policies for Mr. Griffith and $3,773, $10,653, $3,433 and $1,630 in premiums for term life insurance and long-term disability policies for Messrs. McPherson, Manske, Page and Mezzetta, respectively. Pursuant to the Restructuring Agreement, Messrs. Griffith, McPherson, Manske and Page received additional compensation of $3,601,147, $779,878, $779,878 and $779,878, respectively upon the close of the sale to Majestic. See “Executive Compensation — Senior Management Incentive Program,” “Employment Agreements with Executive Officers and Key Employees” and “Business Restructuring Agreement.”

(5)	Options that would have normally expired on June 30, 1998 were cancelled and re-granted with an expiration date of June 30, 1999. The term of the options was later extended to December 31, 1999, at which time they expired unexercised.

(6)	Mr. Mezzetta resigned as Vice President of FMI and General Manager of Fitzgeralds Tunica on December 6, 2001.

Option Grants

The Company did not grant any stock options during the fiscal year ended December 31, 2001. During 2000, a total of 271,000 stock options expired. The Company has never granted stock appreciation rights.

Option Exercises

No named executive officers exercised stock options during the fiscal year ended December 31, 2001 or held unexercised stock options as of December 31, 2001.

Employment Agreements with Executive Officers and Key Employees

The Company has entered into employment agreements with Messrs. Griffith, McPherson, Manske and Page to serve in their present offices for terms expiring June 28, 2003, July 5, 2002, September 1, 2002, and September 1, 2002, respectively. As of April 8, 2002, Messrs. Griffith, McPherson, Manske and Page have salaries of $603,000, $275,700, $275,700 and $275,700, respectively, and their respective employment agreements generally provide for annual merit increases. The employment agreements also provide that such persons will participate in the Company’s executive compensation plans, health plan and any other benefit plan established for selected officers of the Company and that in the event of a termination of employment without “good cause” (as defined in the agreements), such persons will be entitled to any unpaid salary in a specified percentage through the remainder of the term of their respective agreement.

Consistent with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors. In accordance with the Restructuring Agreement, the Company has agreed not to assume these employment agreements as provided for in Section 365 of the Bankruptcy Code.

Executive Bonus Plan

The Company has established an Executive Bonus Plan to provide the senior executive officers of the Company with a performance-based compensation program. Effective January 1, 1999, the Company revised the threshold established for bonus consideration to take into account the termination of management and consulting services provided to Indian operations in Arizona and New York. The new threshold is $25.0 million in EBITDA, prior to accruing bonus expense and adjusted for extraordinary, non-recurring items that are deemed non-operational in nature (“Adjusted EBITDA”). The bonus amount will start at 1.4% of Adjusted EBITDA at the $25.0 million level and increase by one-tenth of one percent for each $1.0 million of Adjusted EBITDA above $25.0 million up to a maximum of 3%. Each percentage increase achieved would be on a first dollar basis and computed on the entire adjusted EBITDA. The Bankruptcy Court has entered an order to the effect that the Executive Bonus Plan will remain in place during the Bankruptcy Cases. The Compensation Committee will have discretion concerning the payment of executive bonuses.

Stock Option Incentive Plan

Prior to the commencement of the Bankruptcy Cases, the Company had adopted a Stock Option Incentive Plan (the “Stock Option Plan”) which was approved by stockholders in August 1997. The Stock Option Plan provides for the grant of options to purchase Common Stock of the Company that are intended either to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or not intended to qualify (“non-qualified stock options”). All officers, directors, employees, consultants, advisers, independent contractors and agents are eligible to receive options under the Stock Option Plan, except that only employees could receive incentive stock options. The maximum number of shares available for issuance under the Stock Option Plan is 1,000,000. At December 31, 2001, there were no stock options outstanding under the Stock Option Plan. Since there are no options outstanding under the Stock Option Plan, no options will be granted and the Stock Option Plan will be terminated in connection with the Bankruptcy Cases, a description of the Stock Option Plan would not be meaningful.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of the Company is comprised of Philip P. Hannifin and Patricia W. Becker, as Chairperson. Ms. Becker was not an officer or employee of the Company during or prior to 2001. Mr. Hannifin was not an officer or employee of the Company during 2001.

Senior Management Incentive Program

On December 21, 2000, the Bankruptcy Court approved a senior management incentive program (the “Incentive Program”) as contemplated by the Restructuring Agreement. In accordance with the Restructuring Agreement, Messrs. Philip D. Griffith, Paul H. Manske, Michael E. McPherson and Max L. Page (collectively referred to as “Senior Management”) agreed, subject to the Restructuring Agreement not being terminated, that their pre-petition employment agreements with the Company would not be assumed pursuant to Section 365 of the Bankruptcy Code. In consideration of the Incentive Program, senior management further agreed to forego alternative employment opportunities in favor of remaining with the Company through December 31, 2001 in order to maintain the stability of operations, maintain the Company’s existing gaming licenses pending the sale of its operating properties and to ensure a more orderly liquidation process. Pursuant to the terms of the First Amendment, Senior Management continues to be employed by the Company until the sale of the Reno property.

In consideration of their services to the Company, the Incentive Program provides for Senior Management to receive: (i) the compensation and benefits provided for in their respective pre-petition employment agreements through at least December 31, 2001; (ii) an incentive cash distribution generally computed as a percentage of the net proceeds from the sale of certain of the Company’s assets distributed to the holders of the Notes in excess of $115.0 million; (iii) a retention and severance payment equal to an aggregate of $2.4 million; and (iv) payments of up to $2.0 million in consideration for entering into non-competition agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth to the best of the Company’s knowledge certain information regarding the beneficial ownership of the Common Stock as of February 24, 2002 by (i) each person who beneficially owned more that 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each other person named in the Summary Compensation Table (See Item 11 — Executive Compensation); and (iv) all executive officers and directors of the Company as a group.

Name and address of Beneficial Owner

	Number of Shares		Percent
	Beneficially Owned		of Class

Philip D. Griffith 301 Fremont Street Las Vegas, NV 89101	3,419,105	(a)	62.1%
Putnam Investments, LLC One Post Office Square Boston, MA 02109	392,628	(b)	7.1%
Paul H. Manske	123,565	(c)	2.2%
Max L. Page	123,565	(d)	2.2%
Philip P. Hannifin	23,988		*
Patricia W. Becker	27,475	(e)	*
Michael E. McPherson	0		*
All directors and executive officers as a group (six persons)	4,102,258		74.5%

*	Indicates less than 1%

(a)	Held by the Philip D. Griffith Gaming Trust of which Mr. Griffith is a trustee.

(b)	Putnam Investments, LLC (“PI”) is a holding company organized under Massachusetts law. Filing on behalf of itself and its wholly-owned subsidiary, Putnam Investment Management, Inc. (“PIM”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, PI and PIM have reported beneficial ownership with shared dispositive power over the shares listed. As part of the Putnam family of mutual funds, Putnam Diversified Income Trust has reported beneficial ownership with shared dispositive power over 223,713 shares of the 392,628 shares held by PIM. The source of this information is a Schedule 13G/A filed by PI with the Securities and Exchange Commission on February 13, 2002. Ownership is reported as of December 31, 2001. The number of shares listed in the schedule 13G/A filed by PI does not agree with the 384,560 shares reflected in our records as held by PI.

(c)	Held by the Paul H. Manske Family Trust of which Mr. Manske is a trustee.

(d)	Held by the Max Lynn Page 1987 Trust of which Mr. Page is a trustee.

(e)	Held by the Patricia W. Becker Family Trust of which Ms. Becker is a trustee.

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

In conjunction with the winding down of its affairs, as well as the orderly liquidation of assets and liabilities of the Company pursuant to the filing of its bankruptcies, and after obtaining the Bankruptcy Court approval, the Company entered into a contract with Meritage Employer Services, LLC (“Meritage”) on June 1, 2001 to assist in certain areas of that process. Meritage agreed to hire the 16 employees of the Company’s risk management department and to provide (1) health benefits design, claims processing and administration services, (2) liability claims investigation and administration services, (3) property and casualty insurance consulting and (4) workers compensation claims processing and administration. The amount of fees paid by the Company to Meritage for 2001 totaled $604,800 plus reimbursable expenses and deposits. Meritage ownership is comprised of Senior Management, one outside director and a former executive of the Company.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements. The following financial statements are attached:
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999
Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2001, 2000, and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules.
Schedule II — Consolidated Valuation and Qualifying Accounts.
Other Financial Statement Schedules are not required.
	3.	Exhibits. Refer to (c) below
(b)	Reports on Form 8-K. For the last quarter of the fiscal year ended December 31, 2001, the Company filed the following reports on Form 8-K:
Report on Form 8-K, Item 2 and 5, filed on December 19, 2001
Report on Form 8-K, Item 2 and 5, filed on February 19, 2002
(c)	Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2002.

Fitzgeralds Gaming Corporation

By: /s/ Michael E. McPherson

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

SIGNATURE	TITLE	DATE

/s/ Philip D. Griffith Philip D. Griffith	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2002

/s/ Michael E. McPherson Michael E. McPherson	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 8, 2002

/s/ Philip P. Hannifin Philip P. Hannifin	Director	April 8, 2002

/s/ Patricia W. Becker Patricia W. Becker	Director	April 8, 2002

/s/ Max L. Page Max L. Page	Director	April 8, 2002

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

INDEPENDENT AUDITORS’ REPORT

Fitzgeralds Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Fitzgeralds Gaming Corporation and subsidiaries (the “Company”) (Debtor-in-Possession) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fitzgeralds Gaming Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s event of default on its Senior Secured Notes, along with its recurring losses from operations, negative working capital and stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are discussed in Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
April 8, 2002

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$25,609,012	$8,181,388
Accounts receivable, net of allowance for doubtful accounts of $49,000 and $64,087	455,759	575,765
Inventories	493,020	471,913
Prepaid expenses:
Gaming taxes	1,316,804	993,551
Other	1,628,389	1,394,968

Total current assets	29,502,984	11,617,585

PROPERTY AND EQUIPMENT, net	55,397	79,656

OTHER ASSETS:
Net assets held for sale	12,000,000	170,388,338
Restricted cash	8,184,732	4,489,000
Other assets	1,629,020	1,473,204

Total other assets	21,813,752	176,350,542

TOTAL	$51,372,133	$188,047,783

(Continued)

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2001 AND 2000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	2001	2000

LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Current portion of long-term debt	$110,791	$109,937
Accounts payable	1,248,228	306,299
Accrued and other:
Payroll and related	2,567,982	2,652,200
Progressive jackpots	73,458	63,633
Outstanding chips and tokens	170,835	187,652
Other	638,193	649,866

Total current liabilities	4,809,487	3,969,587
DUE TO MAJESTIC	3,812,945	—
LONG-TERM DEBT, net of current portion	2,295,588	2,407,023

Total liabilities not subject to compromise	10,918,020	6,376,610
LIABILITIES SUBJECT TO COMPROMISE	97,335,321	242,869,829

Total liabilities	108,253,341	249,246,439

COMMITMENTS AND CONTINGENCIES (Notes 8 and 14)
CUMULATIVE REDEEMABLE PREFERRED STOCK
$.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $28,630,707 and $21,971,855 recorded at liquidation preference, net of unamortized offering costs and discount of $4,728,546 and $5,565,696, respectively	43,902,161	36,406,159

STOCKHOLDERS’ DEFICIENCY
Common stock, $.01 par value; 29,200,000 shares authorized; 5,508,082 shares issued and outstanding	55,080	55,080
Additional paid-in-capital	23,675,511	23,675,511
Accumulated deficit	(124,513,960)	(121,335,406)

Total stockholders’ deficiency	(100,783,369)	(97,604,815)

TOTAL	$51,372,133	$188,047,783

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

OPERATING REVENUES:
Casino	$182,099,883	$181,724,286	$171,739,693
Food and beverage	24,192,643	25,809,006	24,603,925
Rooms	20,497,604	22,060,254	21,551,208
Other	4,398,948	4,549,683	3,627,150

Total	231,189,078	234,143,229	221,521,976
Less promotional allowances	35,158,058	34,041,653	29,677,305

Net	196,031,020	200,101,576	191,844,671

OPERATING COSTS AND EXPENSES:
Casino	85,714,549	84,739,719	79,328,307
Food and beverage	14,432,471	15,398,511	15,504,787
Rooms	11,745,026	12,793,036	12,563,589
Other operating expense	2,001,112	2,115,389	2,046,933
Selling, general and administrative	52,292,223	56,446,676	56,701,495
Depreciation and amortization	33,886	13,977,855	14,202,957
Write-down of assets and lease settlement	27,769,923	—	97,759
Reorganization items	(7,927,561)	149,536	—

Total	186,061,629	185,620,722	180,445,827

INCOME FROM OPERATIONS	9,969,391	14,480,854	11,398,844
OTHER INCOME (EXPENSE):
Interest income	154,210	1,039,946	535,730
Interest expense (contractual interest for 2001 and 2000 of $35,274,245 and $33,699,003, respectively)	(4,682,388)	(31,842,584)	(29,703,969)
Loss on sale of assets	(1,125,130)	(50,316)	—
Other income (expense)	1,365	(14,226)	(184,959)

NET INCOME (LOSS)	4,317,448	(16,386,326)	(17,954,354)
PREFERRED STOCK DIVIDENDS	(7,496,002)	(6,443,648)	(5,561,339)

NET LOSS APPLICABLE TO COMMON STOCK	$(3,178,554)	$(22,829,974)	$(23,515,693)

NET LOSS PER COMMON SHARE	$(0.58)	$(4.14)	$(5.35)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,082	5,508,082	4,393,824

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

BALANCE, JANUARY 1, 1999	4,012,846	$40,128	$23,649,582	$(74,989,739)	$(51,300,029)
Net loss	—	—	—	(17,954,354)	(17,954,354)
Preferred stock dividends	—	—	—	(5,561,339)	(5,561,339)
Issuance of stock	1,495,236	14,952	—	—	14,952
Additional paid-in-capital	—	—	304,638	—	304,638

BALANCE, DECEMBER 31, 1999	5,508,082	55,080	23,954,220	(98,505,432)	(74,496,132)
Net loss	—	—	—	(16,386,326)	(16,386,326)
Preferred stock dividends	—	—	—	(6,443,648)	(6,443,648)
Expired stock options	—	—	(278,709)	—	(278,709)

BALANCE, DECEMBER 31, 2000	5,508,082	55,080	23,675,511	(121,335,406)	(97,604,815)
Net income	—	—	—	4,317,448	4,317,448
Preferred stock dividends	—	—	—	(7,496,002)	(7,496,002)

BALANCE, DECEMBER 31, 2001	5,508,082	$55,080	$23,675,511	$(124,513,960)	$(100,783,369)

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,317,448	$(16,386,326)	$(17,954,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,886	13,977,855	14,202,957
Amortization of note discount and offering costs	544,625	2,164,691	1,753,845
Write down of assets and lease settlement	27,769,923	—	97,759
Minority interest in loss of subsidiaries	—	—	92,803
Loss on sale of assets	1,125,132	50,316
Gain on sale of assets to Majestic	(11,397,357)	—	—
Reorganization items incurred in connection with chapter 11 and related legal proceedings	3,469,796	149,536	—
Write down of deferred stock options	—	(278,709)	—
Other	—	—	27,674
Changes in working capital, net of assets sold and liabilities assumed:
Decrease in restricted cash	—	—	537,179
(Increase) decrease in accounts receivable, net	303,430	(436,719)	20,300
(Increase) decrease in advances to affiliated companies	(5,200,369)	97,774	(797,791)
(Increase) decrease in inventories	23,971	254,916	(395,884)
(Increase) decrease in prepaid expenses	371,095	(758,532)	(555,473)
Increase in other assets	(194,834)	(81,422)	(1,263,781)
Increase (decrease) in accounts payable	1,016,653	(2,792,761)	(3,452,879)
Increase in due to Majestic	3,812,945	—	—
Increase in liabilities subject to compromise	149,835	120,125	—
Decrease in accrued interest	(44,813,080)	—	—
Increase in accrued and other liabilities	30,235	14,632,357	28,776,343

Net cash provided by (used in) operating activities before reorganization items	(18,636,666)	10,713,101	21,088,698
Reorganization items:
Interest received on cash accumulated because of the bankruptcy proceedings	650,835	—	—
Professional fees paid for services rendered in connection with the bankruptcy proceedings	(3,278,095)	—	—
Other reorganization items incurred in connection with chapter 11 and related legal proceedings	(842,536)	(149,536)	—

Net cash provided by (used in) operating activities	(22,106,462)	10,563,565	21,088,698

See notes to consolidated financial statements	(Continued)

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	141,049,970	41,971	4,223,144
Acquisition of property and equipment	(1,814,797)	(10,889,665)	(5,639,294)
Increase in restricted cash	(4,195,732)	(2,799,000)	(544,978)

Net cash provided by (used in) investing activities	135,039,441	(13,646,694)	(1,961,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt offering costs	—	—	(305,424)
Proceeds from issuance of stock	—	—	14,952
Repayment of Senior Secured Notes	(105,266,358)	—	—
Repayment of long-term debt	(350,869)	(739,205)	(6,623,763)
Repayment of line of credit	—	—	(3,000,000)
Dividends to minority stockholders	—	—	(136,330)

Net cash used in financing activities	(105,617,227)	(739,205)	(10,050,565)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,315,752	(3,822,334)	9,077,005
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	8,181,388	22,115,594	13,038,589
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, BEGINNING OF YEAR	10,111,872
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, END OF YEAR	—	(10,111,872)	—

CASH AND CASH EQUIVALENTS END OF YEAR	$25,609,012	$8,181,388	$22,115,594

See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. ORGANIZATION AND FINANCIAL STATEMENT PRESENTATION

Fitzgeralds Gaming Corporation (the “Company”) is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada (“Fitzgeralds Las Vegas”), Reno, Nevada (“Fitzgeralds Reno”), Tunica, Mississippi (“Fitzgeralds Tunica”), and Black Hawk, Colorado (“Fitzgeralds Black Hawk”), collectively referred to as (the “Operating Properties”). On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic Investors Holding, LLC (“Majestic”).

The Company currently conducts substantially all of its business through wholly owned subsidiaries: Fitzgeralds Reno, Inc. (“FRI”); Fitzgeralds South, Inc. (“FSI”); and Fitzgeralds Incorporated (“FI”). FRI directly owns and operates Fitzgeralds Reno; FSI owns the residual assets and liabilities of Fitzgeralds Las Vegas (“FLVI”) and Fitzgeralds Tunica (“FMI”) through wholly owned subsidiaries; and FI owns the residual assets and liabilities of Fitzgeralds Black Hawk through wholly-owned subsidiaries, including 101 Main Street Limited Liability Company (“101 Main”).

Nevada Club, Inc. (“NCI”), a wholly owned subsidiary of the Company, owned and operated the Nevada Club in Reno, Nevada. The Nevada Club was sold in June 1999.

The Company incurred net income of $4.3 million in 2001 and net losses of $16.4 million in 2000. The Company is highly leveraged as total indebtedness including the 12.25% Senior Secured Notes which mature December 15, 2004 (the “Notes”) was $101.5 million at December 31, 2001 and $206.6 million at December 31, 2000. The Company’s stockholders’ deficiency was $100.8 million and $97.6 million at December 31, 2001 and 2000, respectively. However, earnings before interest, taxes on income, depreciation and amortization (“EBITDA”) decreased from $28.5 million for the year ended December 31, 2000 to $9.5 million for the year ended December 31, 2001. Adjusted EBITDA decreased from $31.9 million for the year ended December 31, 2000 to $29.4 million for the year ended December 31, 2001. Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for 2001, 2000 and 1999; (ii) exclusion of EBITDA of Harolds Club for 1999; (iii) exclusion of write-down of Nevada Club assets of $0.03 million for 1999; (iv) exclusion of Harolds Club lease settlement of $0.06 million for 1999; (v) exclusion of pre-petition professional fees and expenses incurred with the Company’s restructuring of $3.2 million and $2.2 million for 2000 and 1999, respectively; (vi) exclusion of $0.1 million of post-petition professional fees and expenses, net of interest income included in reorganization items for 2000; (vii) exclusion of $7.9 million which includes gain on sale of assets to Majestic of $11.4 million offset by $3.5 million of post-petition professional fees and expenses, net of interest income included in reorganization items for 2001; and (viii) exclusion of write down of assets of $14.8 million and $13.0 million at Fitzgeralds Reno and Fitzgeralds Black Hawk, respectively, for 2001.

The accompanying financial statements have been prepared on a going concern basis. At December 31, 2001, liabilities exceeded assets by approximately $56.9 million and stockholders’ deficiency was $100.8 million. The Company’s inability to meet the interest payment on the Notes, along with its recurring losses from operations in prior years, negative working capital and stockholders’ capital deficiency, raise substantial doubt about its ability to continue as a going concern.

2. PETITION FOR RELIEF UNDER CHAPTER 11

General

On December 5, 2000, the Company commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the “Bankruptcy Cases”) in the United States Bankruptcy Court for the Northern District of Nevada (the “Bankruptcy Court”). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the “Restructuring Agreement”), with the holders (the “Consenting Noteholders”) of a majority in interest of the Company’s Notes issued under an indenture dated December 30, 1997 (the “Indenture”). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties as going concerns.

The Restructuring Agreement provides a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic. The Company and the Informal Committee are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale to Majestic. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agree to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

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

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the Purchase Agreement, as referred to below. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders are preparing an amendment to the Restructuring Agreement to conduct the auction sale of the one remaining operating asset, Fitzgeralds Reno, during 2002.

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

In light of the regulatory approvals needed to accomplish the liquidations, and recognizing the need to retain senior management in order to insure continuity and compliance with all gaming regulations and licensing requirements in the Company’s operations during the process, the Restructuring Agreement required implementation of a senior management incentive and retention program. After obtaining Bankruptcy Court approval in December 2000, this program was adopted by the Company in order to retain Philip D. Griffith, Michael E. McPherson, Max L. Page and Paul H. Manske, (the “Senior Management”) each an officer, director and/or senior executive of the Company, as key executives and to compensate them for their continued employment with the Company during the process.

On March 19, 2001, as part of the restructuring contemplated in the Restructuring Agreement, the Company, as debtor in possession, received the Bankruptcy Court approval to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of its assets; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations in Las Vegas, Nevada, Black Hawk, Colorado and Tunica, Mississippi to an affiliate of The Majestic Star Casino, LLC, an Indiana limited liability company (“Majestic”), pursuant to the Purchase and Sale Agreement, dated as of November 22, 2000, as amended on December 4, 2000 and November 1, 2001 (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, the Company agreed to: (i) sell free and clear of liens pursuant to Section 363 of the Bankruptcy Code substantially all of the Company’s assets including Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Ftizgeralds Tunica; and (ii) assume and assign pursuant to Section 365 of the Bankruptcy Code contracts used in its operations at Fitzgeralds Las Vegas, Fitzgeralds Black Hawk, and Fitzgeralds Tunica, as well as the Company’s interest in The Fremont Street Experience Limited Liability Company (collectively, the “Assets”) to Majestic for $149.0 million in cash, subject to certain holdbacks and adjustments, plus the assumption of certain liabilities relating to the Assets.

The transactions contemplated by the Purchase Agreement were consummated on December 6, 2001. The purchase price for the Assets was $149.0 million, subject to certain adjustments and holdbacks specified in the Purchase Agreement, which resulted in net proceeds prior to distributions of approximately $146.9 million. Of such amount, $7.7 million was retained by the Company for cash reserves, approximately $5.9 million was distributed to Senior Management, in consideration of non-competition and sales incentives pursuant to the Restructuring Agreement, and approximately $133.3 million was distributed to holders of the Notes (on account of the $205.0 million aggregate principal amount of Notes outstanding and approximately $44.8 million in accrued pre-petition interest). In addition, during 2001 the Company distributed approximately $16.8 million to holders of the Notes in accordance with the provisions of the Restructuring Agreement.

For further information concerning the Purchase Agreement, please refer to our Current Report on Form 8-K, dated December 5, 2000, as filed with the Securities and Exchange Commission.

Reorganization Items

As of December 31, 2001 and 2000, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

	2001	2000

Reorganization items:
Post-petition professional fees	$3,278,095	$163,597
Pre-petition expenses recorded post-petition	—	38,967
U. S. trustee fees	206,750	—
Other	635,786	—
Gain on sale of asset to Majestic	(11,397,357)	—
Interest earned on accumulated cash resulting from the bankruptcy proceedings	(650,835)	(53,028)

	$(7,927,561)	$149,536

Liabilities Subject to Compromise

At December 31, 2001 and 2000, liabilities subject to compromise consisted of the following:

	2001	2000

Liabilities subject to compromise:
Notes	$99,733,642	$205,000,000
Discount on the Notes	(613,709)	(1,549,855)
Accrued interest on the Notes	—	44,813,080
Debt offering costs on the Notes	(2,054,572)	(5,513,521)
Unsecured creditors	269,960	120,125

	$97,335,321	$242,869,829

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements of the Company include the accounts of its wholly owned and majority owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents - Cash includes cash required for gaming operations. The Company considers cash equivalents to include short-term investments with maturities of ninety days or less at the date of purchase.

Inventories - consisting principally of food and beverage and operating supplies are stated at the lower of first-in, first-out cost or market.

The estimated cost of normal operating quantities (base stock) of china, silverware, glassware, linen, uniforms and utensils has been recorded as an asset and is not being depreciated. Costs of base stock replacements are expensed as incurred.

Property and Equipment - are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated service lives of the assets. Costs of major improvements are capitalized; costs of normal repairs and maintenance are charged to expenses as incurred. Gains or losses on disposals are recognized. Certain of the assets of the Operating Properties were classified as held for sale upon consummation of the Purchase Agreement with Majestic in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This standard requires that assets to be disposed of shall be reported at the lower of carrying amount or fair value less costs to sell and shall not be depreciated or amortized while they are held for disposal. The Company discontinued recording depreciation and amortization expense for property and equipment included in net assets held for sale subsequent to the filing of the Bankruptcy Cases and consummation of the Purchase Agreement with Majestic based on the requirements of SFAS No. 121.

Debt Offering Costs - Costs associated with the issuance of the Notes and securing the loan and security agreement (the “Credit Facility”) are deferred and amortized over the life of the related indebtedness using the effective interest method. In 2001, the Company wrote-off the cost associated with the issuance of the Notes in proportion with the amount paid on the Notes.

Restricted Cash - At December 31, 2001 and 2000, restricted cash represents interest bearing certificates of deposit with a bank securing letters of credit for various workers’ compensation and insurance plans (see Note 14). At December 31, 2000 the Company had U.S. Treasury Notes of $1,000,000 held in an escrow account for the benefit of certain land lessors related to Fitzgeralds Las Vegas. At December 31, 2001 and 2000 a deposit of $2,400,000 is held in an escrow account for the benefit of the Company related to the implementation of a senior management incentive and retention program in conjunction with the Restructuring Agreement (see Note 2). At December 31, 2001 $3,761,166 of cash is held in an escrow in compliance with the Purchase Agreement.

Goodwill - represents the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill was amortized using the straight-line method over 40 years and recorded net of accumulated amortization. The Company discontinued recording the amortization of its goodwill included in net assets held for sale subsequent to the filing of the Bankruptcy Cases on December 5, 2000. Furthermore, the Company wrote down $13.0 million of the asset as of December 6, 2001 due to the sale of Fitzgeralds Black Hawk to Majestic.

Casino Revenue - is the net win from gaming activities, which is the difference between gaming wins and losses. Food and beverage and room revenue includes the aggregate amounts generated by those departments at the each of the Operating Properties.

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

	2001	2000	1999

Hotel	$3,502,458	$3,067,565	$2,987,383
Food and beverage	13,199,027	13,389,226	12,595,908
Other	572,390	524,426	280,998

Total	$17,273,875	$16,981,217	$15,864,289

Advertising Costs - Advertising expenditures are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $4,696,846, $5,308,556 and $5,491,110 for the years ended December 31, 2001, 2000 and 1999, respectively.

Federal Income Taxes - The Company accounts for income taxes in accordance with Statement of

Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

Financial Reporting Period - The Company has adopted a “4-4-5” (weeks) financial reporting period which maintains a December 31 year-end. This method of reporting results in 13 weeks in each quarterly accounting period. The first and fourth accounting periods will have a fluctuating number of days resulting from the maintenance of a December 31 year-end, whereas the second and third periods will have the same number of days each year.

Fair Value of Financial Instruments - The Company believes, based on current information, that the carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, advances, and accounts payable approximates fair value because of the short maturity of those instruments. The Notes were trading at approximately 55% of the face value at December 31, 2001 and December 31, 2000. The Company is unable to estimate the fair value of its Preferred Stock since no market quotes for such securities are readily available. The Company estimates that the fair value of all other long-term debt approximates its carrying value because interest rates on the debt approximate market rates.

Impairment of Long Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the 2001 year, Fitzgeralds Reno wrote-down $14.8 million in property and equipment to its estimated fair value.

Stock-Based Compensation - The Company utilizes SFAS No. 123, Accounting for Awards of Stock-Based Compensation to account for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In accounting for stock based employee compensation plans, the Company applies APB Opinion No. 25, and adopted only the disclosure requirement of SFAS No. 123.

Recently Issued Accounting Standards - On June 30, 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for the Company’s fiscal year ending December 31, 2001. Adoption of this statement did not have a material impact on its financial condition or results of operation.

On January 1, 2001, the Company implemented Emerging Issues Task Force (“EITF”) No. 00-14 Accounting for Certain Sales Incentives, EITF No. 00-21 Accounting for Multiple-Element Revenue Arrangements, EITF No. 00-22 Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future and EITF No. 00-25 Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products requiring cash coupons or rebates to be classified as a reduction of revenue. Prior to this ruling, the Company had expensed the cash coupons, players club reward program and other cash back programs as a casino or marketing expense. In 2001, the Company reclassified its 2000 and 1999 income statement to reflect such expenses as promotional expense thereby reducing net revenue. This reclassification did not have any effect on the Company’s income from operation and net income for the current year and previously reported net losses.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company discontinued recording the amortization of its goodwill included in net assets held for sale subsequent to filing the Bankruptcy Cases. Amortization expense related to goodwill was $0.3 million for 2000. As of December 6, 2001, the Company wrote-down $13.0 million of its goodwill due to the sale of Fitzgeralds Black Hawk to Majestic.

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

Bankruptcy Related Accounting - The Company has accounted for all transactions related to the Bankruptcy Cases in accordance with Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, liabilities subject to compromise under the Bankruptcy Cases have been segregated on the Consolidated Balance Sheet and are recorded for the amounts that is expected to be allowed under the Restructuring Agreement (see Note 2). In addition, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the period ended December 31, 2001 and December 31, 2000 disclose expenses related to the Bankruptcy Cases under “Reorganization Items”. The Company will continue to present its Cash Flow using the indirect method.

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

Reclassification - Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 method of presentation.

4. STATEMENTS OF CASH FLOWS INFORMATION

The following supplemental disclosure is provided as part of the consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999:

Cash paid for interest, net of amounts capitalized, during the years ended December 31, 2001, 2000 and 1999 was $45,046,705, $13,343,195 and $682,217, respectively.

Certain non-cash operating, investing and financing activities were as follows:

Long-term contracts payable of $2,618,420 in 2000 and $545,079 in 1999, were incurred with the acquisition of new equipment for all years presented and a parking garage in 2000. In 2001, no additional new equipment was acquired through long-term contracts payable.

During 2001, 2000 and 1999, accumulated deficit was increased by $7,496,002, $6,443,648 and $5,561,339 for preferred stock dividends consisting of $6,658,852, $5,747,076 and $4,960,147 accrued dividends and $837,150, $696,572 and $601,193 accretion of discount on preferred stock.

During 2000, additional paid-in-capital decreased by $278,709 due to the expiration of the stock options. In 1999, additional paid-in-capital increased and an amount due to stockholders decreased by $304,638.

In 1999, additional offering costs of $169,590 were incurred in connection with the Notes and the Credit Facility.

See Note 2 and Note 6 for a summary of Assets Held for Sale and Liabilities Subject to Compromise

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,

			Estimated
			Service
	2001	2000	Life

Land used in casino operations	$4,555,894	$18,204,843	—
Buildings and improvements	28,207,276	122,789,471	7-40 years
Site improvements	29,427	20,960,324	20 years
Barge and improvements	—	12,896,235	15 years
Furniture, fixtures and equipment	14,675,080	67,566,143	3-12 years

	47,467,677	242,417,016
Less write-down of assets	(14,764,341)	—
Less accumulated depreciation and amortization	(20,672,939)	(91,396,928)

	12,030,397	151,020,088
Construction in progress	25,000	764,698

	12,055,397	151,784,786
Less net assets held for sale	(12,000,000)	(151,705,130)

Total	$55,397	$79,656

Total property and equipment at December 31, 2001 and December 31, 2000 is compromised of furniture and fixtures for the Company’s corporate offices. Substantially all property and equipment is pledged as collateral on long-term debt.

6. NET ASSETS HELD FOR SALE

On December 1, 2000, the Company entered into the Restructuring Agreement with the Consenting Noteholders. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties. The transactions contemplated by the Purchase Agreement were consummated on December 6, 2001. The purchase price for the Assets was $149.0 million, subject to certain adjustments and holdbacks specified in the Purchase Agreement, which resulted in net proceeds prior to distributions of approximately $146.9 million. The Company is actively seeking a buyer for the Fitzgeralds Reno property.

As of December 31, 2001 assets included in net assets held for sale of $12.0 million consist mainly of property and equipment transferable upon the close of Fitzgerald Reno.

The components of the net assets held for sale as of December 31, 2000 are as follows:

	Fitzgeralds	Fitzgeralds	Fitzgeralds	Fitzgeralds
	Reno	Las Vegas	Tunica	Black Hawk	Elimination	Total

Assets
Cash and cash equivalents	$—	$3,082,396	$5,274,598	$1,754,878	$—	$10,111,872
Account receivable, net of allowance for doubtful accounts of $210,586	—	696,054	539,510	55,420	—	1,290,984
Inventories	—	445,572	445,722	153,204	—	1,044,498
Prepaid gaming taxes	—	566,788	—	48,052	—	614,840
Other current assets	—	1,506,705	366,376	109,802	—	1,982,883
Property and equipment, net(1)	28,949,595	37,162,537	62,708,013	24,789,132	(1,904,147)	151,705,130
Goodwill, net of accumulated amortization of $1,173,579	—	—	—	13,005,582	—	13,005,582
Restricted cash	—	500,000	—	—	—	500,000
Other non-current assets	—	320,251	461,361	141,363	—	922,975
Current portion of long term debt	—	(167,273)	(73,015)	—	—	(240,288)
Accounts Payable	—	(514,831)	(809,013)	(227,676)	—	(1,551,520)
Accrued expenses:
Payroll and related	—	(1,336,852)	(2,349,516)	(667,094)	—	(4,353,462)
Progressive jackpots	—	(269,561)	(322,665)	(387,602)	—	(979,828)
Outstanding chips and tokens	—	(104,175)	(91,247)	(39,152)	—	(234,574)
Other	—	(788,550)	(1,095,992)	(1,152,148)	—	(3,036,690)
Long term debt	—	(394,064)	—	—	—	(394,064)

	$28,949,595	$40,704,997	$65,054,132	$37,583,761	$(1,904,147)	$170,388,338

(1)	The elimination entry is for the intercompany purchase and sale of property and equipment.

Net property and equipment held for sale consists of the following at December 31,

			Estimated
	2001	2000	Service Life

Land used in casino operations	$4,555,894	$18,204,843	—
Buildings and improvements	28,207,276	122,789,471	7-40 years
Site improvements	29,427	20,960,324	20 years
Barge and improvements	—	12,896,235	15 years
Furniture, fixtures and equipment	14,452,856	67,330,488	3-12 years

	47,245,453	242,181,361
Write-down of asset	(14,764,341)	—
Less accumulated depreciation and amortization	(20,506,112)	(91,240,929)

	11,975,000	150,940,432
Construction in progress	25,000	764,698

Total	$12,000,000	$151,705,130

7. LONG TERM DEBT

The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes stated maturity date is on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999. Under the Note Indenture, an Event of Default occurred on July 15, 1999, and continued until the Company filed the Bankruptcy Cases. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company and the Informal Committee are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale to Majestic. On December 6, 2001, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic.

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

In December 2000, the Company terminated its Credit Facility with a lending institution.

Long-term debt outstanding at December 31,

	2001	2000

The Notes; (net of unamortized discount of $613,709 in 2001 and $1,549,855 in 2000)	$99,119,933	$203,450,145
Note payable to acquire a parking garage secured by the parking garage; monthly installments of $21,713, including interest at 10.0% with final balloon payment due February 2010	2,175,225	2,216,014
Contracts payable secured by certain equipment due in maximum aggregate monthly installments of $5,500 and $40,792, with varying maturity dates through 2005 and 2006, respectively	231,154	935,298

Total debt	101,526,312	206,601,457
Less liabilities subject to compromise	(99,119,933)	(203,450,145)
Less net assets held for sale	—	(634,352)
Less current portion	(110,791)	(109,937)

	$2,295,588	$2,407,023

The scheduled maturities of long-term debt are as follows for the year ending December 31,

2002	$110,791
2003	115,801
2004	128,148
2005	87,000
2006	67,113
Thereafter	1,897,526
Unknown	99,119,933

Total	$101,526,312

8. COMMITMENTS

Future minimum rental payments under operating leases with non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31, 2002	$770,625
2003	673,454
2004	550,770
2005	457,193
Thereafter	7,835,396

Total	$10,287,438

Such operating lease commitments primarily relate to equipment, signs, warehouses and ground leases on which the Company’s buildings and equipment reside. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $2,133,291, $2,797,177 and $2,845,668, respectively.

Employment Agreements — The Company has entered into employment agreements with certain senior executives of the Company. In addition to their respective salaries, the employment agreements also provide that such senior executives will participate in the Company’s executive compensation plans, health plan and any other benefit plan established for selected officers of the Company and that in the event of a termination of employment without “good cause” (as defined in the agreements), such persons will be entitled to any unpaid salary in a specified percentage through the remainder of the term of their respective agreement.

Consistent with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors. In accordance with the Restructuring Agreement, the Company has agreed not to assume these employment agreements as provided in Section 365 of the Bankruptcy Code.

9. RELATED PARTY TRANSACTIONS

In order to facilitate the winding down of its affairs, as well as the orderly liquidation of assets and liabilities of the Company pursuant to the filing of its bankruptcies, and after obtaining the Bankruptcy Court approval the Company entered into a contract with Meritage Employer Services, LLC (“Meritage”) on June 1, 2001 to assist in that process. Meritage agreed to hire the 16 employees of the Company’s risk management department and to provide (1) health benefits design, claims processing and administration services, (2) liability claims investigation and administration services, (3) property and casualty insurance consulting and (4) workers compensation claims processing and administration. The amount of fees paid by the Company to Meritage for 2001 totaled $604,800 plus reimbursable expenses and deposits. Meritage ownership is comprised of Senior Management, one outside director and a former executive of the Company.

10. PROFIT SHARING PLAN

The Company has contributory profit-sharing plans for eligible employees. The Company’s contribution to the plans for any year, as determined by the Board of Directors, is discretionary. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.

The Company amended the plans to include a 401(k) savings plan whereby eligible employees may contribute up to 20% of their salary, which is matched by the Company at 25 cents per employee dollar contributed, up to a maximum of 6% of their salary. The Company’s matching contributions were $340,674, $346,377 and $332,155 for the years ended December 31, 2001, 2000 and 1999.

Each employee age 21 or older completing 1,000 or more hours of service during the twelve-month period preceding the entry dates, January 1, April 1, July 1 or October 1, is eligible to participate in the plans.

In addition, the Company contributes to multi-employer defined contribution pension plans under various union agreements. Contributions, based on wages paid to covered employees, were $342,172, $351,847 and $537,998 for the years ended December 31, 2001, 2000 and 1999.

11. STOCKHOLDERS’ DEFICIENCY

The Restructuring Agreement requires that all of the existing Common Stock and Preferred Stock of the Company to be canceled and extinguished without payment therefor. It is not expected that any distribution will be made to holders of the existing capital stock of the Company.

Preferred Stock

As part of a public offering of $123.0 million senior secured notes (the “1995 Notes”), the Company issued 800,000 shares of Preferred Stock with a liquidation preference of $20 million ($25 per share), plus accrued and unpaid dividends. Cash dividends on the Preferred Stock were payable out of funds legally available therefor (when and if declared by the Company’s Board of Directors) in an amount equal to 15% of the liquidation preference. Dividends not paid (whether or not declared) are cumulative from December 19, 1995 and compounded quarterly. The Indenture restricts the Company’s ability to pay dividends on the Preferred Stock, and the Company has no current intention to pay any dividends on the Preferred Stock. The Preferred Stock was redeemable by the Company at any time at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption subject to restrictions in the Indenture. The Company was obligated to redeem all of the Preferred Stock on December 31, 2005 at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption. In the event that the Company consummated a Qualified Public Offering (Qualified Public Offering means a firm commitment underwritten public offering of Common Stock of the Company for which the Company receives net proceeds of at least $25 million, and after which the Common Stock is traded on a national securities exchange or quoted on the Nasdaq National Market), it would have been required to offer to repurchase 35% of the Preferred Stock at a price equal to 100% of the liquidation preference on the date of repurchase. The Company has not paid any cash dividends on its Preferred Stock and because of the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement, the Company does not anticipate paying any cash dividends. The Restructuring Agreement requires that as part of the bankruptcy process, all of the existing Preferred Stock is to be canceled and extinguished without any payment. It is not expected that any distribution will be made to the holders of the Preferred Stock.

Warrants and Common Stock

As part of the offering of the 1995 Notes, the Company issued 2,675,237 warrants, each exercisable for one share of the Company’s Common Stock at an exercise price of $.01 per share (the “Warrants”). In connection with the offering of the Notes and the repayment of the 1995 Notes, the Company canceled 703,402 of the Warrants. The remaining Warrants had an expiration date of December 19, 1998. The Warrant Agent timely received notice of exercise for 1,495,236 Warrants and 476,599 Warrants expired. In September 1999, the Company issued 1,495,236 shares of Common Stock to exercising Warrant holders in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933 and on the basis that there was no public offering of the Common Stock underlying the Warrants. The Company received $14,952, representing the exercise price of the Warrants.

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

In March 1994, as part of the issuance of $36 million of 13% senior secured notes due 1996, FSI issued warrants (the “FSI Warrants”) to purchase 100,559 shares of its common stock. No value was ascribed to the FSI Warrants. The FSI Warrants were exercisable at $.01 per share, expired five years from the closing of the offering for these notes and were subject to certain anti-dilution adjustments. FSI Warrants to purchase 54,384 shares of common stock of FSI were also issued to the sales agent. These FSI Warrants were exercisable at $32.18 per share and expired five years from the closing of the offering. All FSI Warrants issued in connection with this note offering were exercisable only for shares of common stock of FSI. The notes issued in 1994 by FSI were repaid from a portion of the proceeds from the offering of the 1995 Notes, at which time the Company repurchased approximately 59% of the $.01 FSI Warrants, leaving 73,250 FSI Warrants outstanding. The warrant agent timely received notice of exercise for 8,500 shares of common stock of FSI and 64,750 FSI Warrants expired. No additional shares of common stock of FSI were issued as of December 31, 2001 and December 31, 2000.

Stock Options

Prior to the commencement of the Bankruptcy Cases, the Stock Option Plan was administered by the Board of Directors or, at its discretion, by a committee of the Board of Directors appointed for that purpose (the “Stock Option Plan Committee”), which, subject to the terms of the Stock Option Plan, had the authority in its sole discretion to interpret the Plan and to determine: (a) the individuals to whom options shall be granted; (b) the time or times at which options may be exercised; (c) the number of shares subject to each option; (d) the option price and the duration of each option granted; and (e) all of the other terms and conditions of options granted under the Stock Option Plan. As of December 31, 2001 and December 31, 2000, no options were outstanding under the Stock Option Plan. In accordance with the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement, no additional options will be granted under the Stock Option Plan and the Stock Option Plan will be terminated during the pendency of the Bankruptcy Cases.

The exercise price of incentive stock options granted under the Stock Option Plan was required to be at least equal to the fair market value of the shares on the date of grant (110% of fair market value in the case of participants possessing more than 10% of the combined voting power of the Company or any of its subsidiaries) and was not permitted to have a term in excess of 10 years from the date of grant (five years in the case of participants possessing more than 10% of the combined voting power of the Company). In no event could the aggregate fair market value (determined as of the time the option is granted) of the shares with respect to which incentive stock options (granted under the Stock Option Plan and all other plans of the Company or any of its subsidiaries) were exercisable for the first time by an optionee in any calendar year exceed $100,000.

All stock options issued in prior years expired on December 31, 2000, with no stock options exercised.

A summary of the status of the Company’s stock option grants as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 1999	564,524	$1.04
Canceled	(321,138)	1.02
Re-granted	53,261	1.00
Forfeited	(25,647)	1.00

Outstanding at December 31, 1999	271,000	1.04
Canceled	(271,000)	1.00

Outstanding and exercisable at December 31, 2001 and 2000	—	$—

Such options are not included in the computation of diluted earnings per share for the years ended December 31, 1999. As of December 31, 2001 and 2000, no options were outstanding under the Stock Option Plan.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The Company did not have any compensation cost that has been charged against income for its plans in 2001, 2000 and 1999. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s pro forma net loss and loss per common share-basic would have been the same as reported.

13. INCOME TAXES

A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated loss before taxes is as follows:

	2001	2000	1999

Tax benefit (expense) at U.S. statutory rate	$(1,511,107)	$6,399,031	$6,284,023
(Increase) decrease in valuation allowance	1,479,599	(6,387,636)	(5,481,709)
Other	31,508	(11,395)	(802,314)

Total	$—	$—	$—

The following summarizes the effect of deferred income tax items and the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax items comprising the Company’s net deferred tax asset as of December 31, 2001 are as follows:

	Current	Noncurrent	Total

Deferred tax assets:
Accrued and other liabilities	$236,070	$—	$236,070
Bad debt reserve	17,150	—	17,150
Difference between book and tax basis of property	—	2,323,718	2,323,718
AMT/FICA credits not utilized	—	715,015	715,015
NOL carryforward	—	24,276,346	24,276,346
Bond discount	—	1,929,495
Other	—	55,948	55,948

	253,220	29,300,522	29,553,742

Deferred tax liabilities:
Prepaid expenses	772,360	—	772,360

	772,360	—	772,360

	(519,140)	29,300,522	28,781,382
Less: valuation allowance	519,140	(29,300,522)	(28,781,382)

Net	$—	$—	$—

The tax items comprising the Company’s net deferred tax asset as of December 31, 2000 are as follows:

	Current	Noncurrent	Total

Deferred tax assets:
Accrued and other liabilities	$650,280	$—	$650,280
Bad debt reserve	53,715	—	53,715
FICA credits not utilized	—	614,868	614,868
NOL carryforward	—	39,029,518	39,029,518
Other	—	372,814	372,814

	703,995	40,017,200	40,721,195

Deferred tax liabilities:
Difference between book and tax basis of property	—	8,441,062	8,441,062
Intangibles		710,827	710,827
Prepaid expenses	1,228,452	—	1,228,452
Differences from flow through entity	—	98,482	98,482

	1,228,452	9,250,371	10,478,823

	(524,457)	30,766,829	30,242,372
Less: valuation allowance	524,457	(30,766,829)	(30,242,372)

Net	$—	$—	$—

Due to the uncertainty of the realization of certain tax carry forward items, a valuation allowance has been established in the amount of $28.8 million at December 31, 2001. Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Company generating sufficient taxable income prior to expiration of the loss and credit carry forwards.

As of December 31, 2001, the Company had a consolidated net operating loss carry forward of approximately $69.4 million and a tax credit carry forward of $0.7 million, which are available to offset future tax through 2021. The availability of the loss and credit carry forwards may be subject to limitations under sections 382 and 383 of the Internal Revenue Code in the event of a significant change of ownership.

14. CONTINGENCIES

Financial Instruments With Off-Balance Sheet Risk - In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk which are not reflected in the accompanying consolidated balance sheets.

The Company has an irrevocable letter of credit with a bank in the amount of $164,000 that expires on November 1, 2002 and may be drawn upon by the State of Nevada Insurance Division in the event that Fitzgeralds Reno, Nevada Club or Fitzgeralds Las Vegas fails to pay workers’ compensation benefits to its employees under a self-insurance program. The letter of credit is secured with a certificate of deposit for $164,000.

The Company has an irrevocable letter of credit with an insurance company in the amount of $600,000 which expires on October 13, 2002 and serves as collateral for a $2.5 million surety bond, enabling the Company to remain a participant in the State of Nevada self-insured workers’ compensation program. The letter of credit is secured with a certificate of deposit for $600,000.

The Company has irrevocable letters of credit with a bank in the amount of $430,000 and $640,822. Such letters, which expire on March 31, 2002 and April 1, 2002, respectively, may be drawn by an insurance company in the event that Fitzgeralds Tunica or Fitzgeralds Black Hawk fails to pay worker’s compensation benefits to its employees. The letters of credit are secured with certificates of deposit for $430,000 and $640,822.

At December 31, 2001, no amounts were drawn on the above investment or letters of credit, and management does not expect any adverse effects on the Company’s operating results.

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

After hearing oral arguments and considering the parties’ briefs, the Court concluded that there was insufficient evidence before the Reno City Council to support a finding that the ReTRAC Project confers a special benefit on Fitzgeralds Reno as is required by statute before a special assessment may be imposed. The Court remanded the matter to the Reno City Council and directed the council to conduct a new hearing to consider evidence as to whether Fitzgeralds Reno would receive a special benefit from the proposed project. On June 20, 2001, the Reno City Council commenced a public hearing in compliance with the remand order of the Court. That public hearing was recessed and continued to November 29, 2001. After resuming the hearing on November 29, 2001, the Reno City Council again recessed and continued the proceedings to January 4, 2002, at which time the hearing was completed and the matter was submitted for decision of the Reno City Council. On February 19, 2002, the Reno City Council voted on the matter. By a 4-3 decision, the Reno City Council concluded that the ReTRAC Project would confer a special benefit on Fitzgeralds Reno. On a 5-2 decision, however, the Reno City Council determined that the value of the special benefit in light of the evidence presented was $1.00. The decisions of the Reno City Council are subject to judicial review, a petition for which must be filed within thirty days of the decisions.

On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which has previously been estimated to be $218 million. It is anticipated that the construction cost analysis will be completed in April 2002. On May 24, 2001, Fitzgeralds Reno commenced an action, CV-N-01-0329-PMP-RAM, in the United States District Court for the District of Nevada, against the Federal Highway Administration (“FHWA”), the Nevada Department of Transportation (“NDOT”), and the City (collectively, the “Defendants”) for violations of the National Environmental Policy Act (“NEPA”), codified at 42 U.S.C. §§ 4321-4327. The claims against all Defendants allege a violation of 42 U.S.C. § 4332 (Violation of NEPA: Failure to Consider Reasonable Alternatives & Failure to Consider and Provide Adequate Mitigation Measures). Specifically, Fitzgeralds Reno asserts the Defendants failed to consider the Partial Cover and Cut Tunnel Alternative and the use of the Feather River Route on a temporary basis, and failed to include a plan for mitigating the adverse environmental impacts, including construction disruption, loss of operating facilities, noise and vibration impacts, that will be caused by the ReTRAC Project and incurred by Fitzgeralds Reno and others.

On or about June 12, 2001, NDOT filed a motion to dismiss the Company’s NEPA complaint based on a claim of sovereign immunity and the Company moved to amend its complaint to substitute as a defendant the Director of NDOT, Thomas E. Stephens, for the Defendant NDOT, in lieu of considering NDOT’s Eleventh Amendment immunity claim. This unopposed motion was granted by the Court on August 17, 2001, and the Company filed its amended complaint on August 23, 2001. Defendant FHWA filed its answer to the Complaint on September 6, 2001 and Defendant Stephens filed his answer on October 3, 2001. The City filed a motion to dismiss the amended complaint so far as it named the City as defendant on September 6, 2001. The Company filed an opposition to that motion on October 24, 2001, and the City filed a reply in support of its motion to dismiss on or about November 12, 2001. On February 15, 2002, the United States District Court held a hearing to consider the City’s motion to dismiss. At the hearing, the Defendant FHWA and the Defendant NDOT joined the City’s motion to dismiss. The City’s motion to dismiss was fully argued and submitted to the Court for a ruling. On March 11, 2002, the Court issued an order dismissing all of the Company’s claims against the City. The Court ruled the ReTRAC Project must comply with NEPA but the specific federal aid statute under which the City is receiving funding for the ReTRAC Project does not explicitly require the local government body to consent to suit under NEPA. Accordingly, the Court found the City is not a proper party in the case. The Court, however, denied the motions to dismiss by FHWA and NDOT stating the Company is entitled to proceed on the claims against those agencies for a violation of NEPA.

Central City Litigation - On or about May 25, 2001, City of Central, Colorado (“Central City”), and certain businesses claiming to do business in Central City commenced an action, Civil Action No. 01-D-0964, in the United States District Court for the District of Colorado against the City of Black Hawk, Colorado (‘Blackhawk”), certain companies alleged to do business in or about Blackhawk and various individuals.

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

101 Main then obtained an order to show cause why Plaintiffs’ and their attorneys should not be held in contempt. Before the hearing, Plaintiffs amended the complaint to omit 101 Main as a defendant, and Plaintiffs filed two motions with the Bankruptcy Court, which sought (i) leave to file a late claim in the 101 Main bankruptcy case and (ii) relief from the automatic stay to add 101 Main as a party defendant to the amended complaint. The amended complaint sought damages, in an amount alleged to exceed $300,000,000, against the defendants for, among other matters, RICO and conspiracy.

At a December 10, 2001 hearing, the Bankruptcy Court found that Plaintiffs had violated the automatic stay and denied Plaintiffs’ motion for leave to file a late claim with the Bankruptcy Court. Furthermore, at this hearing the Bankruptcy Court denied Plaintiffs’ motion for relief from the automatic stay to add 101 Main as a party defendant to the amended complaint, although it did allow Plaintiffs to obtain discovery from 101 Main, its agents and representatives in conjunction with the prosecution of the amended complaint against other named defendants. On March 28, 2002, the Bankruptcy Court entered its orders in this regard, which orders are now final and non-appealable.

Other Litigation - The Company is a party to various lawsuits relating to routine matters incidental to its business. Except as noted below, the Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

Reliance - From April 1, 1998 through September 30, 1999, the Company’s general liability insurance and worker’s compensation insurance carrier was Reliance Insurance Company (“Reliance”). On May 29, 2001, a Pennsylvania court placed Reliance under the control of the Pennsylvania Insurance Department for rehabilitation. Thereafter, on October 3, 2001, the Reliance Insurance Company was declared insolvent and placed under an order of liquidation by the Pennsylvania Commonwealth Court at the request of the Pennsylvania Insurance Department. The Company has not incurred any material amounts for liability claims or workers compensation claims that would be subject to reimbursement by Reliance. However, the statute of limitation has not expired for filing claims and it is unclear at this time what the insurance coverage would be from Reliance, if any, in the event that a future claim is filed that would be large enough to result in an insurance reimbursement from Reliance, or if there is insurance coverage for an existing claim that is currently under the threshold level for reimbursement, but increases in the future to an amount eligible for reimbursement. The reimbursement threshold per claim is $25,000 and $100,000 for liability claims and worker compensation claims, respectively. At the present time, the Company is unable to determine what effect this action may have on liability and worker’s compensation claims which arose during the coverage period for which Reliance was the Company’s insurance carrier or whether any limitations on coverage would have a material adverse effect on the Company’s financial condition.

Holiday Inn - Upon notification by Majestic of its intent to not enter into a new franchise agreement with Holiday Inn Franchising, Inc. (“Inns”), the Company filed a motion with the Bankruptcy Court on October 26, 2001 to remove its pre-petition franchise and other agreements with Inns from the list of agreements to be assumed and assigned to Majestic. On October 26, 2001, the Bankruptcy Court granted the motion. Since the transactions contemplated by the Purchase Agreement were consummated on December 6, 2001, the Company believes Inns will assert an unsecured claim in the Bankruptcy Cases based upon the liquidated damages provision of the franchise agreement, (approximately $1.6 million). While the Company would contest the allowance of such a claim by the Bankruptcy Court, the Company cannot predict the Bankruptcy Court’s ultimate resolution of such a claim.

15. SEGMENT INFORMATION

The Company is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada, Reno, Nevada, Tunica, Mississippi, and Black Hawk, Colorado. The Company identifies its business in four segments based on geographic location. The Company markets in each of its segments primarily to middle-market customers, emphasizing its Fitzgeralds brand and its “Fitzgeralds Irish Luck” theme. The major products offered in each segment are: casino and hotel (except for Fitzgeralds Black Hawk) and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales. The Company evaluates business segment performance based on EBITDA. Corporate costs are allocated to the business segments through management fees.

Assets are principally cash and cash equivalents and property and equipment. No single customer accounts for more than 10% of revenue.

A summary of the Company’s operations by business segment for 2001, 2000 and 1999 is presented below:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Net operating revenues:
Fitzgeralds Las Vegas	$49,440	$52,139	$50,910
Fitzgeralds Tunica	76,713	75,062	69,582
Fitzgeralds Reno	38,333	40,241	39,068
Fitzgeralds Black Hawk	31,511	32,506	32,285
Other	34	154	—

Total	$196,031	$200,102	$191,845

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Income (loss) from operations(1):
Fitzgeralds Las Vegas	$(24,040)	$(7)	$(1,115)
Fitzgeralds Tunica	41,972	9,018	5,322
Fitzgeralds Reno(2)	(11,796)	2,716	2,151
Fitzgeralds Black Hawk(3)	7,224	6,385	7,517
Other	(3,317)	(3,581)	(2,322)

Total Properties	10,043	14,531	11,553
Nevada Club	(74)	(50)	(90)
Harolds Club	—	—	(64)

Total	$9,969	$14,481	$11,399

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax and extraordinary item:

Total segment operating income	$13,356	$18,112	$13,875
Nevada Club	(74)	(50)	(90)
Harolds Club	—	—	(64)
Other (4)	(7,313)	(7,581)	(6,320)
Eliminations	(11,773)	11,572	17,240
Interest income	155	1,040	536
Interest income — shareholder and inter-company	1,504	29,659	31,879
Interest expense	(4,682)	(31,843)	(29,704)
Interest expense — shareholder and inter-company	—	(29,586)	(31,808)
Loss on sale of assets	(3,030)	(50)	—
Other income (expense)	16,174	(7,659)	(13,498)

Net income (loss) before income tax	$4,317	$(16,386)	$(17,954)

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
EBITDA (5):
Fitzgeralds Las Vegas(6)	$1,809	$3,692	$2,594
Fitzgeralds Tunica	18,118	15,253	11,553
Fitzgeralds Reno	(11,748)	4,947	4,588
Fitzgeralds Black Hawk	7,641	8,138	9,303
Other(2)	(6,229)	(3,521)	(2,281)

Total Properties	9,591	28,509	25,757
Nevada Club	(74)	(50)	(90)
Harolds Club	—	—	(64)

Total EBITDA	9,517	28,459	25,603
Adjustments to EBITDA(7)	19,917	3,401	2,325

Adjusted EBITDA	$29,434	$31,860	$27,928

Segment depreciation and amortization:
Fitzgeralds Las Vegas	$—	$3,698	$3,709
Fitzgeralds Tunica	—	6,235	6,231
Fitzgeralds Reno	—	2,231	2,437
Fitzgeralds Black Hawk	—	1,755	1,786
Other	34	59	40

Total	$34	$13,978	$14,203

Segment assets:
Fitzgeralds Las Vegas	$1,530	$42,657	$46,788
Fitzgeralds Tunica	764	65,943	69,869
Fitzgeralds Reno	18,007	34,579	32,020
Fitzgeralds Black Hawk	1,027	38,728	40,371
Other	30,044	6,141	17,749

Total	$51,372	$188,048	$206,797

Expenditures for additions to long-lived assets:
Fitzgeralds Las Vegas	$249	$1,619	$1,635
Fitzgeralds Tunica	627	6,199	2,393
Fitzgeralds Reno	730	4,103	1,387
Fitzgeralds Black Hawk	178	1,518	687
Other	31	25	82

Total	$1,815	$13,464	$6,184

(1)	Includes loss on sale of assets of $25.3 million for Fitzgeralds Las Vegas and $24.1 million and $12.7 million for Fitzgeralds Tunica and Fitzgeralds Black Hawk, respectively to Majestic in 2001. Such gains are included in Reorganization items.

(2)	Includes write down of assets of $14.8 million in 2001 at Fitzgeralds Reno and excludes inter-company debt write-off of $3.2 million from Nevada Club in 1999.

(3)	Includes write down of assets of $13.0 million in 2001 at Fitzgeralds Black Hawk.

(4)	Other includes (i) corporate expenses not allocated to the Operating Properties for all periods presented, which includes $3.2 million and $2.2 million of pre-petition professional fees and expenses incurred with the Company’s restructuring for 2000 and 1999, respectively and $3.5 million and $0.1 million of post-petition professional fees and expenses, net of interest income included in reorganization items for 2001 and 2000, respectively.

(5)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(6)	Fitzgeralds Las Vegas invested $0.8 million, $0.9 million and $0.9 million for 2001, 2000 and 1999, respectively, in FSE. Such investment was charged against earnings as a selling, general and administrative expense.

(7)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for all periods presented; (ii) exclusion of EBITDA for Harolds Club for 1999 (iii) exclusion of write down of Nevada Club assets of $0.03 million in 1999; (iv) exclusion of Harolds Club lease settlements of $0.06 million in 1999 (v) exclusion of pre-petition professional fees and expenses incurred with the Company’s restructuring of $3.2 million and $2.2 million for 2000 and 1999, respectively; (vi) exclusion of $0.1 million of post-petition professional fees and expenses, net of interest income included in reorganization items for 2000; (vii) exclusion of $7.9 million which includes gain on sale of assets to Majestic of $11.4 million offset by $3.5 million of post-petition professional fees and expenses, net of interest income included in reorganization items for 2001; and (viii) exclusion of write down of assets of $14.8 million and $13.0 million at Fitzgeralds Reno and Fitzgeralds Black Hawk, respectively for 2001.

16. GUARANTEE OF THE NOTES

The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries of the Company (other than NCI). Subject to certain exceptions, the guarantee of the Notes is secured by a lien on substantially all assets of the Guarantor Subsidiaries other than certain excluded assets, as defined. Such excluded assets include, among other things, (i) cash, deposit accounts and other cash equivalents of $25,608,202 and $18,282,751 at December 31, 2001 and 2000, respectively; (ii) property and equipments with a net book value of $3,203,237 and $3,978,522 at December 31, 2001 and 2000, respectively, securing certain non-recourse indebtedness; and (iii) any agreements, permits, licenses or the like that cannot be subjected to a lien without the consent of third parties, which consent is not obtainable by the Company (including all gaming licenses of the Company and its restricted subsidiaries as defined), provided that excluded assets do not include the proceeds of the assets under clauses (ii) or (iii) or any other collateral to the extent such proceeds do not constitute excluded assets under clause (i) above. On December 5, 2000, the Company commenced the Bankruptcy Cases. (see Note 2).

Condensed consolidating financial statement information for Fitzgeralds Gaming Corporation, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminating Entries (which consist principally of the elimination of inter-company loan and investment accounts) follows:

Condensed consolidating balance sheet information as of December 31, 2001:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,401,627	$5,206,575	$810	$—		$25,609,012
Accounts and notes receivable, net	16,091	439,668	—	—		455,759
Inventories	—	493,020	—	—		493,020
Prepaid and other current assets	65,612	2,879,581	—	—		2,945,193

Total current assets	20,483,330	9,018,844	810	—		29,502,984
PROPERTY AND EQUIPMENT, NET	55,397	—	—	—		55,397
NET ASSETS HELD FOR SALE	—	12,000,000	—			12,000,000
OTHER ASSETS	55,671,963	34,679,361	—	(80,537,572	)(b)	9,813,752

TOTAL	$76,210,690	$55,698,205	$810	$(80,537,572)		$51,372,133

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$110,791	$—	$—		110,791
Accounts payable, accrued and other	18,005,758	8,165,835	4,066	(17,664,018	)(a)	8,511,641

Total current liabilities	18,005,758	8,276,626	4,066	(17,664,018)		8,622,432

LIABILITIES SUBJECT TO COMPROMISE	112,447,753	104,314,069	—	(119,426,501	)(a)	97,335,321
LONG TERM DEBT, Net of current portion	—	2,295,588	—	—		2,295,588

Total liabilities	130,453,511	114,886,283	4,066	(137,090,519)		108,253,341
CUMULATIVE REDEEMABLE PREFERRED STOCK	43,902,161	—	—	—		43,902,161
STOCKHOLDERS’ DEFICIENCY	(98,144,982)	(59,188,078)	(3,256)	56,552,947	(c)	(100,783,369)

TOTAL	$76,210,690	$55,698,205	$810	$(80,537,572)		$51,372,133

(a)	To eliminate inter-company accounts and notes payable.

(b)	To eliminate inter-company accounts and notes receivable, investment in subsidiaries and other capitalized costs.

(c)	To eliminate investment in subsidiaries, other capitalized costs and company deferred interest income.

Condensed consolidating balance sheet information as of December 31, 2000:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,168,037	$6,002,842	$10,509	$—		$8,181,388
Accounts and notes receivable, net	289,432	286,333	—	—		575,765
Inventories	—	471,913	—	—		471,913
Prepaid and other current assets	404,944	1,983,575	—	—		2,388,519

Total current assets	2,862,413	8,744,663	10,509	—		11,617,585
PROPERTY AND EQUIPMENT, NET	77,030	2,626	—	—		79,656
NET ASSETS HELD FOR SALE	—	170,388,338	—			170,388,338
OTHER ASSETS	197,871,465	16,386,529	10,000	(208,305,790	)(b)	5,962,204

TOTAL	$200,810,908	$195,522,156	$20,509	$(208,305,790)		$188,047,783

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$109,937	$—	$—		$109,937
Accounts payable, accrued and other	2,842,743	2,507,968	13,015	(1,504,076	)(c)	3,859,650

Total current liabilities	2,842,743	2,617,905	13,015	(1,504,076)		3,969,587

LIABILITIES SUBJECT TO COMPROMISE	258,255,041	259,654,258	88,240	(275,127,710	)(a)	242,869,829
LONG TERM DEBT, Net of current portion	—	2,407,023	—	—		2,407,023

Total liabilities	261,097,784	264,679,186	101,255	(276,631,786)		249,246,439
CUMULATIVE REDEEMABLE PREFERRED STOCK	36,406,159	—	—	—		36,406,159
STOCKHOLDERS’ DEFICIENCY	(96,693,035)	(69,157,030)	(80,746)	68,325,996	(d)	(97,604,815)

TOTAL	$200,810,908	$195,522,156	$20,509	$(208,305,790)		$188,047,783

(a)	To eliminate inter-company accounts and notes payable.

(b)	To eliminate inter-company accounts and notes receivable, investment in subsidiaries and other capitalized costs.

(c)	To eliminate inter-company deferred interest income.

(c)	To eliminate investment in subsidiaries, other capitalized costs and inter-company deferred interest income.

Condensed consolidating statement of operations information for the year ended December 31, 2001:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

OPERATING REVENUES
Casino	$—	$182,099,883	$—	$—		$182,099,883
Food and beverage	—	24,192,643	—	—		24,192,643
Rooms	—	20,497,604	—	—		20,497,604
Other	34,435	4,364,513	—	—		4,398,948

Total	34,435	231,154,643	—	—		231,189,078
Less promotional allowances	—	35,158,058	—	—		35,158,058

Net revenue	34,435	195,996,585	—	—		196,031,020

OPERATING COSTS AND EXPENSES:
Casino	—	85,714,549	—	—		85,714,549
Food and beverage	—	14,432,471	—	—		14,432,471
Rooms	—	11,745,026	—	—		11,745,026
Other operating expense	—	2,001,112	—	—		2,001,112
Selling, general and administrative	4,524,689	51,693,628	73,906	(4,000,000	)(g)	52,292,223
Depreciation and amortization	33,083	803	—	—		33,886
Write down of assets	—	27,769,923	—	—		27,769,923
Reorganization items	2,788,952	(10,716,513)	—	—		(7,927,561)

Total	7,346,724	182,640,999	73,906	(4,000,000)		186,061,629

INCOME (LOSS) FROM OPERATIONS	(7,312,289)	13,355,586	(73,906)	4,000,000		9,969,391
OTHER INCOME EXPENSE
Interest income	1,621,596	36,690	—	(1,504,076	)(h)	154,210
Interest expense	(4,394,492)	(287,896)	—	—		(4,682,388)
Gain on sale of asset	—	(3,029,280)	—	1,904,150	(e)	(1,125,130)
Other income (expense)	16,129,242	(106,148)	151,396	(16,173,125	)(f)	1,365

NET INCOME	$6,044,057	$9,968,952	$77,490	$(11,773,051)		$4,317,448

(e)	To eliminate inter-company loss on sale of asset.

(f)	To eliminate interest in loss of subsidiaries and inter-company management fee expense.

(g)	To eliminate inter-company management fee expense.

(h)	To eliminate inter-company interest income, inter-company management fee income, inter-company deferred interest income, and other inter-company income.

Condensed consolidating statement of operations information for the year ended December 31, 2000:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

OPERATING REVENUES:
Casino	$—	$181,724,286	$—	$—		$181,724,286
Food and beverage	—	25,809,006	—	—		25,809,006
Rooms	—	22,060,254	—	—		22,060,254
Other	153,571	4,396,112	—	—		4,549,683

Total	153,571	233,989,658	—	—		234,143,229
Less promotional allowances	—	34,041,653	—	—		34,041,653

Net revenue	153,571	199,948,005	—	—		200,101,576

OPERATING COSTS AND EXPENSES:
Casino	—	84,739,719	—	—		84,739,719
Food and beverage	—	15,398,511	—	—		15,398,511
Rooms	—	12,793,036	—	—		12,793,036
Other operating expense	—	2,115,389	—	—		2,115,389
Selling, general and administrative	7,564,174	52,831,618	50,884	(4,000,000	)(g)	56,446,676
Depreciation and amortization	58,259	13,919,596	—	—		13,977,855
Reorganization items	110,569	38,967	—	—		149,536

Total	7,733,002	181,836,836	50,884	(4,000,000)		185,620,722

INCOME (LOSS) FROM OPERATIONS	(7,579,431)	18,111,169	(50,884)	4,000,000		14,480,854
OTHER INCOME (EXPENSE):
Interest income	30,528,357	168,070	2,150	(29,658,631	)(h)	1,039,946
Interest expense	(31,531,365)	(29,897,611)	—	29,586,392	(e)	(31,842,584)
Other income (expense)	(7,691,360)	(1,711)	(15,851)	7,644,380	(f)	(64,542)

NET LOSS	$(16,273,799)	$(11,620,083)	$(64,585)	$11,572,141		$(16,386,326)

(e)	To eliminate inter-company interest expense.

(f)	To eliminate interest in loss of subsidiaries and inter-company management fee expense.

(g)	To eliminate inter-company management fee expense.

(h)	To eliminate inter-company interest income, inter-company management fee income, inter-company deferred interest income, and other inter-company income.

Condensed consolidating statement of operations information for the year ended December 31, 1999:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

OPERATING REVENUES:
Casino	$—	$171,739,693	$—	$—		$171,739,693
Food and beverage	—	24,603,925	—	—		24,603,925
Rooms	—	21,551,208	—	—		21,551,208
Other	—	3,627,105	45	—		3,627,150

Total	—	221,521,931	45	—		221,521,976
Less promotional allowances	—	29,677,305	—	—		29,677,305

Net revenue	—	191,844,626	45	—		191,844,671

OPERATING COSTS AND EXPENSES:
Casino	—	79,328,307	—	—		79,328,307
Food and beverage	—	15,505,671	(884)	—		15,504,787
Rooms	—	12,563,589	—	—		12,563,589
Other operating expense	—	2,046,933	—	—		2,046,933
Selling, general and administrative	6,259,315	54,381,945	60,235	(4,000,000	)(g)	56,701,495
Depreciation and amortization	38,624	14,164,333	—	—		14,202,957
Write-down of assets and lease settlement	—	97,759	—	—		97,759

Total	6,297,939	178,088,537	59,351	(4,000,000)		180,445,827

INCOME (LOSS) FROM OPERATIONS	(6,297,939)	13,756,089	(59,306)	4,000,000		11,398,844
OTHER INCOME (EXPENSE):
Interest income	32,278,886	129,862	5,807	(31,878,825	)(h)	535,730
Interest expense	(29,391,019)	(32,119,599)	—	31,806,649	(e)	(29,703,969)
Other income (expense)	(13,341,248)	(3,195,441)	3,022,714	13,329,016	(f)	(184,959)

NET INCOME (LOSS)	$(16,751,320)	$(21,429,089)	$2,969,215	$17,256,840		$(17,954,354)

(e)	To eliminate inter-company interest expense.

(f)	To eliminate interest in loss of subsidiaries and inter-company management fee expense.

(g)	To eliminate inter-company management fee expense.

(h)	To eliminate inter-company interest income, inter-company management fee income, inter-company deferred interest income, and other inter-company income.

Condensed consolidating statement of cash flows information for the year ended December 31, 2001:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating	Consolidating
	Corporation	Subsidiaries	Subsidiaries	Entries	Total

NET CASH USED IN OPERATING ACTIVITIES	$(13,291,137)	$(8,805,626)	$(9,699)	$—	$(22,106,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	141,017,544	32,426	—	—	141,049,970
Acquisition of property and equipment	(30,727)	(1,784,070)	—	—	(1,814,797)
Increase in restricted cash	(4,195,732)	—	—	—	(4,195,732)

Net cash provided by (used in) investing activities	136,791,085	(1,751,644)	—	—	135,039,441

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes	(105,266,358)	—	—	—	(105,266,358)
Repayment of long-term debt	—	(350,869)	—	—	(350,869)

Net cash used in financing activities	(105,266,358)	(350,869)	—	—	(105,617,227)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,233,590	(10,908,139)	(9,699)	—	7,315,752
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,168,037	6,002,842	10,509	—	8,181,388
CASH AND CASH EQUIVALENTS NET ASSETS HELD FOR SALE, BEGINNING OF YEAR	—	10,111,872	—	—	10,111,872

CASH AND CASH EQUIVALENTS END OF YEAR	$20,401,627	$5,206,575	$810	$—	$25,609,012

Condensed consolidating statement of cash flows information for the year ended December 31, 2000:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidating
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4,034,421)	$14,603,192	$(5,206)	$—		$10,563,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	41,971	—	—		41,971
Acquisition of property and equipment	(24,500)	(10,865,165)	—	—		(10,889,665)
Decrease in restricted cash	(2,799,000)	—	—	—		(2,799,000)
Dividend received	—	89,827	—	(89,827	)(a)	—

Net cash used in investing activities	(2,823,500)	(10,733,367)	—	(89,827)		(13,646,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(178,470)	(560,735)	—	—		(739,205)
Repayment of long-term debt	—	—	(89,827)	89,827	(a)	—

Net cash used in financing activities	(178,470)	(560,735)	(89,827)	89,827		(739,205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,036,391)	3,309,090	(95,033)	—		(3,822,334)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	9,204,428	12,805,624	105,542	—		22,115,594
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE	—	(10,111,872)	—	—		(10,111,872)

CASH AND CASH EQUIVALENTS END OF YEAR	$2,168,037	$6,002,842	$10,509	$—		$8,181,388

(a)	To eliminate inter-company advances.

Condensed consolidating statement of cash flows information for the year ended December 31, 1999:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidating
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11,220,021	$11,943,668	$(2,379,626)	$304,635	(b)	$21,088,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	1,847,530	2,375,614	—		4,223,144
Acquisition of property and equipment	(14,301)	(5,624,993)	—	—		(5,639,294)
Decrease in restricted cash	(544,978)	—	—	—		(544,978)

Net cash used in investing activities	(559,279)	(3,777,463)	2,375,614	—		(1,961,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt offering costs	(305,424)	—	—	—		(305,424)
Proceeds from issuance of stock	319,587	—	—	(304,635	)(b)	14,952
Repayment of long-term debt	(302,991)	(6,320,772)	—	—		(6,623,763)
Repayment of line of credit	(3,000,000)	—	—	—		(3,000,000)
Dividends to minority stockholders	—	—	(136,330)	—		(136,330)

Net cash provided by (used in) financing activities	(3,288,828)	(6,320,772)	(136,330)	(304,635)		(10,050,565)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,371,914	1,845,433	(140,342)	—		9,077,005
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	1,832,514	10,960,191	245,884	—		13,038,589

CASH AND CASH EQUIVALENTS END OF YEAR	$9,204,428	$12,805,624	$105,542	$—		$22,115,594

(b)	To eliminate inter-company advances.

17. CONDENSED QUARTERLY RESULTS (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Net operating revenue	$52,129,477	$53,875,456	$53,645,218	$36,380,869
Income (loss) from operations	7,762,173	7,958,079	8,634,874	(14,385,735)
Net income (loss)	7,304,552	7,443,821	8,054,153	(18,485,078)
Net income (loss) per share:
Basic	$1.00	$1.02	$1.12	$(3.72)
Diluted	$1.00	$1.02	$1.12	$(3.72)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000
Net operating revenue	$50,852,584	$51,931,396	$50,776,381	$46,541,215
Income from operations	4,175,486	4,643,562	4,659,817	1,001,989
Net loss	(4,025,552)	(3,454,491)	(3,690,137)	(5,216,146)
Net loss per share:
Basic	$(1.01)	$(0.91)	$(0.97)	$(0.95)
Diluted	$(1.01)	$(0.91)	$(0.97)	$(0.95)

1999
Net operating revenue	$51,748,724	$49,745,800	$49,229,272	$41,120,875
Income from operations	4,289,515	3,868,730	3,210,235	30,364
Net loss	(2,810,619)	(3,204,626)	(4,030,788)	(7,908,321)
Net loss per share:
Basic	$(1.03)	$(1.14)	$(1.36)	$(1.80)
Diluted	$(1.03)	$(1.14)	$(1.36)	$(1.80)

SCHEDULE II

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

		Additions
		Charged to
	Beginning	Costs and		Ending
FYE	Balance	Expenses	Deductions(1)	Balance

12/31/99	345,540	493,568	(434,105)	405,003
12/31/00	405,003	147,640	(277,970)	274,673
12/31/01	274,673	72,882	(298,555)	49,000

ALLOWANCE TO WRITE ASSETS HELD FOR SALE TO ESTIMATED REALIZABLE VALUE

		Additions
		Charged to
	Beginning	Costs and			Ending
FYE	Balance	Expenses	Deductions		Balance

12/31/99	2,388,250	97,759	(2,486,009	)(2)	—
12/31/00	—	—	—		—
12/31/01	—	14,764,341	—		14,764,341

(1)	Write-offs of uncollectible accounts receivable, net of recoveries.

(2)	Represents assets disposed of during the year.

Index to Exhibits

Sequentially
Numbered
Exhibit	Document	Page

2(a)	(i) Recapitalization Agreement, dated March 14, 1994, among Fitzgeralds South, Inc. (formerly Fitzgeralds Gaming Corporation), Fitzgeralds Las Vegas, Inc. and certain stockholders thereof; (ii) Plan of Reorganization and Stockholders Agreement, dated December 5, 1994, among Fitzgeralds Gaming Corporation and stockholders of Fitzgeralds Reno, Inc., Fitzgeralds South, Inc., Fitzgeralds Inc., Nevada Club, Inc.; and (iii) Supplement to Plan of Reorganization and Stockholders Agreement, dated December 30, 1994, between Fitzgeralds Gaming Corporation and the stockholders of Fitzgeralds Reno, Inc. and Nevada Club, Inc.(1)
3(a)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Gaming Corporation, as amended.(1)(8)
3(b)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds South, Inc.(1)
3(c)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Reno, Inc., as amended.(1)
3(d)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Incorporated.(1)
3(e)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Nevada Club, Inc.(1)
3(f)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Las Vegas, Inc.(1)
3(g)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Fremont Experience Corporation.(1)
3(h)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Mississippi, Inc.(1)
3(i)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Black Hawk, Inc.(1)
3(j)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Black Hawk II, Inc.(3)
3(k)	(i) Certificate of Organization, as amended and (ii) Second Amended and Restated Operating Agreement of 101 Main Street Limited Liability Company.(3)
4(a)	Form of Indenture dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk II, Inc. and 101 Main Street Limited Liability Company, and The Bank of New York, as trustee.(2)

Sequentially
Numbered
Exhibit	Document	Page

4(b)	Form of Registration Rights Agreement dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk II, Inc. and 101 Main Street Limited Liability Company, and Jefferies & Company, Inc. and Merrill Lynch, Merrill, Lynch, Pierce, Fenner and Smith Incorporated, as initial purchasers.(2)
4(c)	Form of Security and Pledge Agreement dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk II, Inc., and 101 Main Street Limited Liability Company, as grantors, and The Bank of New York, as collateral agent.(2)
4(d)	Forms of Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated as of December 30, 1997, by each of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc., and Fitzgeralds Reno, Inc., as trustor, the trustee named therein, as trustee, and The Bank of New York, as beneficiary.(2)
4(e)	Form of First Preferred Vessel Mortgage on the Whole of the Fitzgeralds Tunica dated as of December 30, 1997, by and between Fitzgeralds Mississippi, Inc., as owner and mortgagor and The Bank of New York, as trustee.(2)
4(f)	Form of Assignment of Rents, Leases and Property dated as of December 30, 1997, by each of Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company, each as an assignor, and The Bank of New York, as assignee.(2)
4(g)	Form of Certificate of Designation of Preferences and Rights for the Preferred Stock.(1)
4(h)	Form of Warrant Agreement between the Company and The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as warrant agent.(1)
4(i)	Form of First Amendment to Warrant Agreement by and between Fitzgeralds Gaming Corporation and The Bank of New York, as warrant agent.(2)
10(a)	(i) Lease, dated December 31, 1974, between Santino Oppio, as Lessor, and Center Street Properties Corp., as Lessee, and (ii) Sublease and Agreement, dated December 31, 1986, by Meta K. Fitzgerald, as Sublessor, and Lincoln Investments, Inc. (now known as Fitzgeralds Reno, Inc.), as Sublessee.(1)
10(b)	Fitzgeralds Gaming Corporation Stock Option Incentive Plan, amended and restated as of May 1, 1998.(4)
10(c)	Employment Agreements between Fitzgeralds Gaming Corporation and (i) Philip D. Griffith dated June 28, 1999; (ii) Michael E. McPherson dated July 5, 1999; and (iii) each of Paul H. Manske and Max L. Page dated September 1, 1999.(7)(8)
10(d)	Fitzgeralds Gaming Corporation Executive Bonus Plan, amended and restated as of January 1, 1999.(6)

Sequentially
Numbered
Exhibit	Document	Page

10(e)	License Agreement, dated September 11, 1995, between Holiday Inns Franchising, Inc. and Fitzgeralds Las Vegas, Inc.(1)
10(f)	Indemnification Agreements, each dated July 14, 1995, between Fitzgeralds Gaming Corporation and each of Philip D. Griffith, Jerome H. Turk, Terrance W. Oliver, Fernando Bensuaski, Michael E. McPherson and Gerald C. Heetland.(1)
10(g)	Shareholders’ Agreement, dated December 19, 1995, among the Shareholders listed therein, Fitzgeralds Gaming Corporation and First Interstate Bank of Nevada, N.A.(6)
10(h)	Self Insurer’s Surety Bond, dated as of October 19, 2000, executed by Western Bonding Company for $2.5 million, for Fitzgeralds Gaming Corporation to act as a self-insured employer in the State of Nevada.(11)
10(i)	Form of Management Agreement, dated March 17, 1999, between Fitzgeralds Gaming Corporation and each of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc. and 101 Main Street Limited Liability Company.(6)
10(j)	Agreement Regarding Pre-Negotiated Restructuring dated December 1, 2000.(10)
10(k)	Purchase and Sale Agreement, as amended dated as of November 22, 2000 by and among Majestic Investor, LLC, a Delaware limited liability company; Fitzgeralds Las Vegas, Inc., a Nevada Corporation; 101 Main Street Limited Liability, a Colorado limited liability company doing business as “Fitzgeralds Casino Black Hawk”; Fitzgeralds Mississippi, Inc., a Mississippi corporation; Fitzgeralds Gaming Corporation, a Nevada corporation; and certain affiliates of the foregoing parties with respect to the assets of Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica.(10)
10(l)	Consulting contract, dated June 1, 2001, between Fitzgeralds Gaming Corporation on behalf of itself and each of its operating subsidiaries: Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Las Vegas, Inc. and 101 Main Street, LLC, and Meritage Employer Services, LLC.
10(m)	Service Agreement for Workers’ Compensation Self-Insurance Program, dated June 1, 2001 between Fitzgeralds Gaming Corporation on behalf of itself and each of its operating subsidiaries: Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Las Vegas, Inc. and 101 Main Street, LLC, and Meritage Employer Services, LLC.
10(n)	The Liability Claims Investigation, Adjustment and Management Agreement, dated June 1, 2001 between Fitzgeralds Gaming Corporation on behalf of itself and each of its operating subsidiaries: Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Las Vegas, Inc. and 101 Main Street, LLC, and Meritage Employer Services, LLC.
10(o)	The Claims Processing and Managed Care Services Contract, dated June 1, 2001 between Fitzgeralds Gaming Corporation on behalf of itself and each of its operating subsidiaries: Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Las Vegas, Inc. and 101 Main Street, LLC, and Meritage Employer Services, LLC.
12.1	Computation of Ratio of Earnings to Fixed Charges

Sequentially
Numbered
Exhibit	Document	Page

21	List of subsidiaries of the Company.(3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-94624, which became effective on December 13, 1995.

(2)	Incorporated by reference to the Company’s Report on Form 8-K, SEC File No. 0-26518, filed January 12, 1998.

(3)	Incorporated by reference to the Company’s Report on Form 10-K, SEC File No. 0-26518, filed March 31, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q, SEC. File No. 0-26518, filed June 28, 1998.

(5)	Incorporated by reference to the Company’s Report on Form 8-K, SEC. File No. 0-26518, filed December 4, 1998.

(6)	Incorporated by reference to the Company’s Report on Form 10-K, SEC File No. 0-26518, filed March 30, 1999.

(7)	Incorporated by reference to the Company’s Report on Form 10-Q, SEC File No. 0-26518, filed August 17, 1999.

(8)	Incorporated by reference to the Company’s Report on Form 10-Q, SEC File No. 0-26518, filed November 10, 1999.

(9)	Incorporated by reference to the Company’s Report on Form 10-K, SEC File No. 0-26518, filed March 21, 2000.

(10)	Incorporated by reference to the Company’s Report on Form 8-K, SEC File No. 0-26518, filed December 7, 2000.

(11)	Incorporated by reference to the Company’s Report on Form 8-K, SEC File No. 0-26518, filed December 19, 2001.

(12)	Filed herewith.

E-4