Form 10-Q
period 2002-03-31
FITZGERALDS GAMING CORP
filed 2002-05-13
CIK 948087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number: 0-26518

FITZGERALDS GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0329170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3097 E. Warm Springs Rd., Suite 100, Las Vegas, NV 89120
(Address of principal executive offices) (Zip Code)

(702) 940-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

     Shares outstanding of each of the registrant’s classes of common stock as of May 13, 2002

Class	Outstanding as of May 13, 2002
Common stock, $.01 par value	5,508,082

FITZGERALDS GAMING CORPORATION

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

	Item 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		(Unaudited) Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	4

		Unaudited Condensed Consolidated Statements of Operations for the Quarters Ended March 31, 2002 and April 1, 2001	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2002 and April 1, 2001	7

		Unaudited Notes to Condensed Consolidated Financial Statements	8

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	24

PART II	OTHER INFORMATION		25

	SIGNATURES		29

PART I
FINANCIAL INFORMATION

Item 1
Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
(Unaudited) Condensed Consolidated Balance Sheets
March 31, 2002 and December 31, 2001

ASSETS	March 31, 2002	Dec. 31, 2001

CURRENT ASSETS:
Cash and cash equivalents	$24,274,783	$25,609,012
Accounts receivable, net of allowance for doubtful accounts of $51,560 and $49,000	433,860	455,759
Inventories	417,037	493,020
Prepaid expenses:
Gaming taxes	1,086,202	1,316,804
Other	949,876	1,628,389

Total current assets	27,161,758	29,502,984

PROPERTY AND EQUIPMENT, net	82,940	55,397

OTHER ASSETS:
Net assets held for sale	12,158,432	12,000,000
Restricted cash	7,828,566	8,184,732
Other assets	1,691,076	1,629,020

Total other assets	21,678,074	21,813,752

TOTAL	$48,922,772	$51,372,133

(continued)

See Unaudited Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
(Unaudited) Condensed Consolidated Balance Sheets (continued)
March 31, 2002 and December 31, 2001

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	March 31, 2002	Dec. 31, 2001

LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Current portion of long-term debt	$246,900	$110,791
Accounts payable	1,300,003	1,248,228
Accrued and other:
Payroll and related	1,862,478	2,567,982
Progressive jackpots	62,193	73,458
Outstanding chips and tokens	133,589	170,835
Other	675,097	638,193
Due to Majestic	4,071,641	3,812,945

Total current liabilities	8,351,901	8,622,432
LONG-TERM DEBT, net of current portion	2,266,191	2,295,588

Total liabilities not subject to compromise	10,618,092	10,918,020
LIABILITIES SUBJECT TO COMPROMISE	97,466,886	97,335,321

Total liabilities	108,084,978	108,253,341

CUMULATIVE REDEEMABLE PREFERRED STOCK,
$.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $30,454,359 and $28,630,707 recorded at liquidation preference, net of unamortized offering costs and discount of $4,507,511 and $4,728,546, respectively.	45,946,848	43,902,161

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.01 par value; 29,200,000 shares authorized; 5,508,082 shares issued and outstanding	55,080	55,080
Additional paid-in capital	23,675,511	23,675,511
Accumulated deficit	(128,839,645)	(124,513,960)

Total stockholders’ deficiency	(105,109,054)	(100,783,369)

TOTAL	$48,922,772	$51,372,133

See Unaudited Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Operations
For the Quarters Ended March 31, 2002 and April 1, 2001

	March 31, 2002	April 1, 2001

OPERATING REVENUES:
Casino	$6,915,177	$47,990,143
Food and beverage	1,330,207	6,490,920
Rooms	1,016,834	5,341,657
Other	206,353	1,262,994

Total	9,468,571	61,085,714
Less promotional allowances	1,194,399	8,956,237

Net	8,274,172	52,129,477

OPERATING COSTS AND EXPENSES:
Casino	3,798,543	22,088,085
Food and beverage	894,740	3,779,118
Rooms	425,220	3,233,168
Other operating expense	87,974	503,121
Selling, general and administrative	4,333,573	14,070,237
Depreciation and amortization	8,465	11,547
Reorganization items	695,112	682,028

Total	10,243,627	44,367,304

INCOME (LOSS) FROM OPERATIONS	(1,969,455)	7,762,173
OTHER INCOME (EXPENSE):
Interest income	18,699	45,992
Interest expense (Contractual interest for 2002 and 2001 was $5,827,316 and $8,883,471, respectively)	(329,636)	(507,889)
Other income (expense)	(606)	4,276

NET INCOME (LOSS)	(2,280,998)	7,304,552
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(2,044,687)	(1,773,714)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(4,325,685)	$5,530,838

EARNINGS (LOSS) PER COMMON SHARE	$(0.79)	$1.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,082	5,508,082

See Unaudited Notes to Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2002 and April 1, 2001

	March 31, 2002	April 1, 2001

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,245,895)	$9,265,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	3,899
Acquisition of property and equipment	(47,778)	(454,911)
Increase in restricted cash	—	(350,822)

Net cash used in investing activities	(47,778)	(801,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(40,556)	(113,455)

Net cash used in financing activities	(40,556)	(113,455)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,334,229)	8,349,889
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,609,012	8,181,388
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, BEGINNING OF PERIOD	—	10,111,872
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, END OF PERIOD	—	(10,101,942)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,274,783	$16,541,207

CASH PAID FOR INTEREST	$59,621	$76,691

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired through issuance of debt	$147,268	$—
Accretion of discount on preferred stock	221,035	199,770

See Unaudited Notes to Condensed Consolidated Financial Statements

Fitzgeralds Gaming Corporation (Debtor-In-Possession)

Unaudited Notes to Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the “Company”) (Debtor-In-Possession) as of March 31, 2002 and for the quarters ended March 31, 2002 and April 1, 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

The Company utilizes a “4-4-5” (weeks) financial reporting period which maintains a December 31 year end. This method of reporting results in 13 weeks in each quarterly accounting period. The first and fourth accounting periods will have a fluctuating number of days resulting from the maintenance of a December 31 year end, whereas the second and third periods will have the same number of days each year.

Certain amounts in the 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 method of presentation.

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

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic Investors Holding, LLC (“Majestic”). At that time, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic. The Company and the Informal Committee are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale to Majestic. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agree to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

As of the commencement of the Bankruptcy Cases, the parties to the Restructuring Agreement each concluded that the fair market value of the Company’s real and personal property given as collateral for the Notes was less than the total outstanding principal and interest due under the Notes, and that the fair market value of the real and personal property not securing the Notes was less than the amount of the unsecured deficiency claim of the holders of the Notes. As a result, it was not then and is still not expected that any distribution will be made to holders of the existing capital stock of the Company. The Restructuring Agreement requires that as part of the liquidation process, all of the existing common stock and preferred stock of the Company is to be canceled and extinguished without payment therefor.

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the purchase agreement with Majestic, as referred to below. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders are preparing an amendment to the Restructuring Agreement to conduct the auction sale of the one remaining operating asset, Fitzgeralds Reno, during 2002.

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

For further information concerning the sale to Majestic, please refer to our Current Report on Form 8-K, dated December 6, 2001, as filed with the Securities and Exchange Commission.

     Reorganization Items

As of March 1, 2002 and April 1, 2001, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

Reorganization items:	2002	2001

Post-petition professional fees	$437,250	$698,511
U. S. trustee fees	31,250	71,801
Loss on sale of assets	290,703	—
Interest earned on accumulated cash resulting from the bankruptcy proceedings	(64,091)	(88,284)

	$695,112	$682,028

     Liabilities Subject to Compromise

At March 31, 2002 and December 31, 2001 liabilities subject to compromise consisted of the following:

Liabilities subject to compromise:	2002	2001

Notes	$99,733,642	$99,733,642
Discount on the Notes	(526,107)	(613,709)
Accrued interest on the Notes	—	—
Debt offering costs on the Notes	(1,878,466)	(2,054,572)
Unsecured creditors	137,817	269,960

	$97,466,886	$97,335,321

3.   Recently Issued Accounting Standards

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

4.   NET ASSETS HELD FOR SALE

In December 2000, the Company entered into the Restructuring Agreement with the Consenting Noteholders. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties. In accordance with the provisions of the Restructuring Agreement, on December 6, 2001 substantially all the assets and liabilities of the Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties were sold to Majestic. The purchase price for the Assets was $149.0 million, subject to certain adjustments and holdbacks specified in the purchase agreement with Majestic, which resulted in net proceeds prior to distributions of approximately $146.9 million. The Company is actively seeking a buyer for the Fitzgeralds Reno property.

As of March 31, 2002 and December 31, 2001 assets included in net assets held for sale of $12.2 million and $12.0 million, respectively consist mainly of property and equipment transferable upon the sale of Fitzgeralds Reno.

5.   LONG TERM DEBT

The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes stated maturity date is on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999. Under the Note Indenture, an Event of Default occurred on July 15, 1999, and continued until the Company filed the Bankruptcy Cases. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company and the Informal Committee are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to Majestic. On December 6, 2001, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic.

7.   SEGMENT INFORMATION

The Company is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada, Reno, Nevada, Tunica, Mississippi, and Black Hawk, Colorado. Until the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001, the Company identified its business in four segments based on geographic location. The Company marketed, prior to December 6, 2001, in each of its segments, and currently markets Fitzgeralds Reno primarily to middle-market customers, emphasizing its Fitzgeralds brand and its “Fitzgeralds Irish Luck” theme. The major products offered prior to December 6, 2001, in each segment were and currently offered at Fitzgeralds Reno are: casino and hotel (except for Fitzgeralds Black Hawk) and food and beverage.

The accounting policies of each business segment were, and in the case of Fitzgeralds Reno, are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There are minimal inter-segment sales. The Company continues to evaluate its business segment performance based on the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company has not changed its basis of segmentation from the year ended December 31, 2001.

	For the Quarters Ended

	March 31, 2002	April 1, 2001

	(in thousands)
Net operating revenues:
Fitzgeralds Las Vegas	$—	$14,309
Fitzgeralds Tunica	—	21,236
Fitzgeralds Reno	8,265	8,664
Fitzgeralds Black Hawk	—	7,874
Other	9	46

Total	$8,274	$52,129

Income (loss) from operations:
Fitzgeralds Las Vegas	$(209)	$1,664
Fitzgeralds Tunica	(17)	5,442
Fitzgeralds Reno	(223)	(71)
Fitzgeralds Black Hawk	(370)	1,594
Other	(1,137)	(832)

Total Properties	(1,956)	7,797
Nevada Club	(13)	(35)

Total	$(1,969)	$7,762

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

	For the Quarters Ended

	March 31, 2002	April 1, 2001

	(in thousands)
Total segment operating income (loss)	$(818)	$8,629
Nevada Club	(13)	(35)
Other	(1,138)	(1,828)
Eliminations	926	(8,697)
Interest income	19	46
Interest income — intercompany	—	18
Interest expense	(330)	(508)
Other income (expense)	(927)	9,680

Net income (loss)	$(2,281)	$7,305

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion and other material in this Quarterly Report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, the ability to successfully sell its assets and the successful conclusion of the Bankruptcy Cases, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company’s other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

General

Fitzgeralds Gaming Corporation (the “Company”) is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada (“Fitzgeralds Las Vegas”), Reno, Nevada (“Fitzgeralds Reno”), Tunica, Mississippi (“Fitzgeralds Tunica”), and Black Hawk, Colorado (“Fitzgeralds Black Hawk”), collectively referred to as (the “Operating Properties”). On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic and currently has only one Operating Property — Fitzgeralds Reno.

The Company currently conducts substantially all of its business through wholly owned subsidiaries: Fitzgeralds Reno, Inc. (“FRI”); Fitzgeralds South, Inc. (“FSI”); and Fitzgeralds Incorporated (“FI”). FRI directly owns and operates Fitzgeralds Reno; FSI owns the residual assets and liabilities of Fitzgeralds Las Vegas (“FLVI”) and Fitzgeralds Tunica (“FMI”) through wholly owned subsidiaries; and FI owns the residual assets and liabilities of Fitzgeralds Black Hawk through wholly-owned subsidiaries, including 101 Main Street Limited Liability Company.

Unless the context otherwise requires, the “Company” refers to Fitzgeralds Gaming Corporation and its subsidiaries. The Company was incorporated in Nevada in 1994 to serve as a holding company. The executive office of the Company is located at 3097 E. Warms Springs Rd. Suite 100, Las Vegas, Nevada 89120; telephone (702) 940-2000; facsimile (702) 940-2207.

In the narrative discussion below, the “2002 Period” is defined as the quarter ended March 31, 2002 and the “2001 Period” is defined as the quarter ended April 1, 2001. The comparison of the 2002 Period to the 2001 Period will not be meaningful due to the December 6, 2001 sale of substantially all of the assets of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk. Operating results for the 2002 Period reflect the ongoing operating results for Fitzgeralds Reno, corporate expenses and administrative expenses associated with the residual assets and liabilities of the operations sold on December 6, 2001. Unless otherwise noted, the narrative discussion below is focused on the results of the Company’s Operating Properties which are collectively referred to as (the “Properties”) and excludes Nevada Club, which was sold in June 1999, and in management’s opinion, is not material to the ongoing operations of the Company. Corporate expense of $0.25 million was allocated to each of the four Operating Properties for the 2001 Period. In the 2002 Period the Company did not allocate any corporate expense to the Operating Properties, however Fitzgeralds Reno incurred $0.09 million of net expense for services previously provided by the Company. Such expenses are included in selling, general and administrative expenses at the Operating Properties. The remainder of the unallocated corporate expense is included in the selling, general and administrative expenses of Other Operations of the Properties. See Note 1 of Statement of Operations Data.

2002 Period Comparison to 2001 Period

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 2002 Period and the 2001 Period. EBITDA for the Properties was $(2.0) million and $7.8 million for the 2002 and 2001 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company’s performance with that of its competitors, decreased to $(1.3) million for the 2002 Period from $8.5 million for the 2001 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

	For the Quarters Ended

Statement of Operations Data	March 31, 2002	April 1, 2001

	(in thousands)
Net Operating Revenues:
Fitzgeralds Las Vegas	$—	$14,309
Fitzgeralds Tunica	—	21,236
Fitzgeralds Reno	8,265	8,664
Fitzgeralds Black Hawk	—	7,874
Other	9	46

Total	$8,274	$52,129

	For the Quarters Ended

	March 31, 2002	April 1, 2001

	(in thousands)
Income (Loss) from Operations:
Fitzgeralds Las Vegas	$(209)	$1,664
Fitzgeralds Tunica	(17)	5,442
Fitzgeralds Reno	(223)	(71)
Fitzgeralds Black Hawk	(370)	1,594
Other (1)	(1,137)	(832)

Total Properties	(1,956)	7,797
Nevada Club	(13)	(35)

Total	$(1,969)	$7,762

Other Data
EBITDA (2):
Fitzgeralds Las Vegas	$(209)	$1,664
Fitzgeralds Tunica	(10)	5,442
Fitzgeralds Reno	(213)	(71)
Fitzgeralds Black Hawk	(70)	1,593
Other (1)	(1,510)	(819)

Total Properties	(2,012)	7,809
Nevada Club	(13)	(35)

Total EBITDA	(2,025)	7,774
Adjustments to EBITDA (3)	708	717

Adjusted EBITDA	$(1,317)	$8,491

Net Cash Provided by (Used in) (4):
Operating Activities	$(1,246)	$9,265
Investing Activities	(48)	(802)
Financing Activities	(41)	(113)
Depreciation and Amortization	8	12
Capital Expenditures	(195)	(455)
Earnings to Fixed Charges (5):	—	9.4

(1)	Other includes corporate expenses not allocated to the Operating Properties of $0.7 million for the 2001 Period. In 2002 Period other includes corporate expenses of $1.1 million. Both the 2001 and 2002 Periods include post-petition professional fees and expenses, net of interest income included in reorganization items.

(2)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of $0.7 million of post-petition professional fees and expenses, net of interest income included as reorganization items in both the 2001 and 2002 Periods.

(4)	Includes financial results of (i) Nevada Club for both periods presented.

(5)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charged Coverage Ratio was 9.4x for the 2001 Period; however, earnings were insufficient to cover fixed charges by $2.3 million for the 2002 Period.

Operating Revenues

Total revenues for the Operating Properties were $9.5 million and net operating revenues were $8.3 million for the 2002 Period, representing 84.5% and 84.1% decreases, respectively, over total revenues of $61.1 million and net operating revenues of $52.1 million for the 2001 Period. The decrease is due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Total net revenues for Fitzgeralds Reno decreased 4.6% to $8.3 million for the 2002 Period from $8.7 million for the 2001 Period.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 73.0% and 78.6% of total revenues for the Operating Properties for the 2002 and 2001 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 73.4% and 80.8% were derived from slot machine revenues for the 2002 and 2001 Periods, respectively) decreased 85.6% to $6.9 million for the 2002 Period from $48.0 million for the 2001 Period. Casino revenue for Fitzgeralds Reno decreased 1.4% to $6.9 million for the 2002 Period from $7.0 million for the 2001 Period.

Room revenues for the Operating Properties (at 10.7% and 8.7% of total revenues for the Operating Properties for the 2002 and 2001 Periods, respectively) decreased 81.0% from the 2001 Period. Fitzgeralds Reno room revenues decreased 8.2% due to a decrease in the average daily rate of 6.5% and a decrease in the average occupancy rate to 80.7% for the 2002 Period from 81.6% for 2001 Period.

Food and beverage revenues for the Operating Properties (at 14.0% and 10.6% of total revenues for the Operating Properties for the 2002 and 2001 Periods, respectively) decreased approximately 79.5% to $1.3 million for the 2002 Period. Food and beverage revenues for Fitzgeralds Reno decreased 1.8% to $1.3 million for the 2002 Period from $1.4 million for the 2001 Period.

Other revenues for the Operating Properties decreased 83.7% or $1.1 million for the 2002 Period.

Promotional allowances for the Operating Properties decreased $7.8 million or 86.7% for the 2002 Period primarily as a result of the sale to Majestic. Promotional allowances for Fitzgeralds Reno increased 19.8% to $1.2 million for the 2002 Period from $1.0 million for the 2001 Period.

Operating Costs and Expenses

Total operating costs and expenses for the Operating Properties decreased 76.9% to $10.2 million for the 2002 Period from $44.4 million for the 2001 Period due primarily to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Total operating expenses for Fitzgeralds Reno decreased 2.8% to $8.5 million for the 2002 Period from $8.7 million for the 2001 Period.

Casino expenses for the Operating Properties were $3.8 million for the 2002 Period, a 82.8% decrease from $22.1 million for the 2001 Period. Food and beverage expenses for the Operating Properties decreased 76.3% to $0.9 million for the 2002 Period from $3.8 million for the 2001 Period. Room expenses for the Operating Properties decreased 86.8% to $0.4 million for the 2002 Period from $3.2 million for the 2001 Period. Selling, general and administrative expenses for the Operating Properties decreased 69.2% to $4.3 million for the 2002 Period from $14.0 million for the 2001 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $0.7 million for both the 2002 and 2001 Periods. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the informal committee (the “Committee”) representing holders of a majority in interest of the Notes, the Indenture Trustee, and the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Operating Properties decreased 80.2% to approximately $4.1 million for the 2002 Period from approximately $20.9 million for the 2001 Period. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased $4.8 million or 81.6% for the 2002 Period. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

Depreciation and amortization expenses of the Operating Properties decreased 26.7% to approximately $0.008 million for the 2002 Period from $0.01 million for the 2001 Period.

Income from Operations

Income from operations for the Company decreased 125.1% to a net loss from operations of $2.0 million for the 2002 Period from a net income from operations of $7.8 million for the 2001 Period. Net loss from operations for Fitzgeralds Reno increased to $0.2 million for the 2002 Period from $0.1 million for the 2001 Period.

Net Interest Expense

Interest expense for the Company (net of interest income) decreased 32.7% to $0.3 million for the 2002 Period from $0.5 million for the 2001 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

Net Income for the Company decreased $9.6 million to a net loss of $2.3 million in the 2002 Period from net income of $7.3 million in the 2001 Period. The decrease was primarily due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001.

Liquidity and Capital Resources

At March 31, 2002, the Company had unrestricted cash of $24.3 million, compared to $25.6 million at December 31, 2001. The Company’s net cash used in operating activities was $1.2 million during the 2002 Period. Net cash used in investing activities was $0.05 million and $0.8 million for the 2002 and 2001 Periods, respectively. Net cash used in financing activities was $0.04 million and $0.1 million for the 2002 and 2001 Periods, respectively.

The Company’s principal sources of capital have historically consisted of cash from operations and vendor or third party financing of gaming and other equipment. However, its relatively high degree of leverage has prevented it from making the level of capital expenditures required to maintain and enhance the competitive position of its properties. Management and the Board of Directors did not see any way to resolve this problem without restructuring the Company’s indebtedness. An Event of Default under the Indenture pursuant to which the Notes were issued occurred on July 15, 1999. The Company believes that it has adequate sources of liquidity to meet the normal operating requirements of its reduced activities following the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk

The Restructuring Agreement provides a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture.

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter until the closure of its sale to Majestic. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company and the Informal Committee are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale to Majestic. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agreed to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

On December 5, 2000, the Company commenced the Bankruptcy Cases in the Bankruptcy Court. For further information concerning the Bankruptcy Cases and related matters, see Note 2 to the Unaudited Notes to Condensed Consolidated Financial Statements.

By suspending the interest payments on the Notes other than the Post-petition Distributions and sales proceeds of collateral for the Notes until such time as the liquidation of the remainder of the Company’s assets contemplated by the Restructuring Agreement has been completed, the Company believes that its liquidity and capital resources will be sufficient to maintain normal operations at Fitzgeralds Reno at current levels during the pendency of the Bankruptcy Cases and does not anticipate any adverse impact on operations, customers or employees at Fitzgeralds Reno. However, costs incurred and to be incurred in connection with the Bankruptcy Cases have been and will continue to be substantial and, in any event, there can be no assurance that the Company will be able to successfully consummate the Restructuring Agreement or that its liquidity and capital resources will be sufficient to maintain normal operations at Fitzgeralds Reno during the pendency of the Bankruptcy Cases.

EBITDA and Adjusted EBITDA

The Company’s EBITDA was $(2.0) million for the 2002 Period and $7.8 million for the 2001 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company’s Adjusted EBITDA was $(1.3) million for the 2002 Period and $8.5 million for the 2001 Period. Adjusted EBITDA is determined based on the adjustments described in Note 3 to Statement of Operations Data. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 9.4x for the 2001 Period, however earnings were insufficient to cover fixed charges by $2.3 million for the 2002 Period.

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

Recently Issued Accounting Standards

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The fair market value of the Company’s fixed debt obligations have increased to approximately $52.0 million at March 31, 2002 compared to $51.9 million at December 31, 2001. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.

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

After hearing oral arguments and considering the parties’ briefs, the Court concluded that there was insufficient evidence before the Reno City Council to support a finding that the ReTRAC Project confers a special benefit on Fitzgeralds Reno as is required by statute before a special assessment may be imposed. The Court remanded the matter to the Reno City Council and directed the council to conduct a new hearing to consider evidence as to whether Fitzgeralds Reno would receive a special benefit from the proposed project. On June 20, 2001, the Reno City Council commenced a public hearing in compliance with the remand order of the Court. That public hearing was recessed and continued to November 29, 2001. After resuming the hearing on November 29, 2001, the Reno City Council again recessed and continued the proceedings to January 4, 2002, at which time the hearing was completed and the matter was submitted for decision of the Reno City Council. On February 19, 2002, the Reno City Council

voted on the matter. By a 4-3 decision, the Reno City Council concluded that the ReTRAC Project would confer a special benefit on Fitzgeralds Reno. On a 5-2 decision, however, the Reno City Council determined that the value of the special benefit in light of the evidence presented was $1.00. The decisions of the Reno City Council are subject to judicial review, a petition for which must be filed within thirty days of the decisions. No judicial review petition was filed within the required period.

On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which has previously been estimated to be $218 million. It is anticipated that the construction cost analysis will be completed in July 2002. On May 24, 2001, Fitzgeralds Reno commenced an action, CV-N-01-0329-PMP-RAM, in the United States District Court for the District of Nevada, against the Federal Highway Administration (“FHWA”), the Nevada Department of Transportation (“NDOT”), and the City (collectively, the “Defendants”) for violations of the National Environmental Policy Act (“NEPA”), codified at 42 U.S.C. §§ 4321-4327. The claims against all Defendants allege a violation of 42 U.S.C. § 4332 (Violation of NEPA: Failure to Consider Reasonable Alternatives & Failure to Consider and Provide Adequate Mitigation Measures). Specifically, Fitzgeralds Reno asserts the Defendants failed to consider the Partial Cover and Cut Tunnel Alternative and the use of the Feather River Route on a temporary basis, and failed to include a plan for mitigating the adverse environmental impacts, including construction disruption, loss of operating facilities, noise and vibration impacts, that will be caused by the ReTRAC Project and incurred by Fitzgeralds Reno and others.

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

Reliance - From April 1, 1998 through September 30, 1999, the Company’s general liability insurance and worker’s compensation insurance carrier was Reliance Insurance Company (“Reliance”). On May 29, 2001, a Pennsylvania court placed Reliance under the control of the Pennsylvania Insurance Department for rehabilitation. Thereafter, on October 3, 2001, the Reliance Insurance Company was declared insolvent and placed under an order of liquidation by the Pennsylvania Commonwealth Court at the request of the Pennsylvania Insurance Department. The Pennsylvania Insurance Department is now referring claims incurred in Mississippi, Nevada and Colorado from April 1, 1998 through September 30, 1999 to the Mississippi Insurance Guaranty Association, the Nevada Insurance Guaranty Association and the Colorado Insurance Guaranty Association, respectively. Each state’s Guaranty Insurance Association will investigate the claims incurred in their jurisdictions to determine if any of these claims are eligible for any insurance coverage under the respective Insurance Guaranty Association. The Company has not incurred any material amounts for liability claims or workers compensation claims that would be subject to reimbursement by Reliance. However, the statute of limitation has not expired for filing claims and it is unclear at this time what the insurance coverage would be from Reliance, if any, in the event that a future claim is filed that would be large enough to result in an insurance reimbursement from Reliance or any state Insurance Guaranty Association, or if there is insurance coverage for an existing claim that is currently under the threshold level for reimbursement, but increases in the future to an amount eligible for reimbursement. The reimbursement threshold per claim is $25,000 and $100,000 for liability claims and worker compensation claims, respectively. At the present time, the Company is unable to determine what effect this action may have on liability and worker’s compensation claims which arose during the coverage period for which Reliance was the Company’s insurance carrier or whether any limitations on coverage would have a material adverse effect on the Company’s financial condition.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     Report on Form 8-K, Item 2, 5 and 7 filed on February 20, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2002

FITZGERALDS GAMING CORPORATION
(DEBTOR-IN-POSSESSION)

/s/ Michael E. McPherson
Michael E. McPherson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)