Form 10-Q
period 2002-06-30
FITZGERALDS GAMING CORP
filed 2002-08-13
CIK 948087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number: 0-26518

FITZGERALDS GAMING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0329170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3097 E. Warm Springs Rd. Suite 100, Las Vegas, NV 89120
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

Shares outstanding of each of the registrant’s classes of common stock as of August 13, 2002

Class	Outstanding as of August 13, 2002

Common stock, $.01 par value	5,508,082

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

	Item 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	4

		Unaudited Condensed Consolidated Statements of Operations for the Quarters and Two Quarters Ended June 30, 2002 and July 1, 2001	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended June 30, 2002 and July 1, 2001	7

		Unaudited Notes to the Condensed Consolidated Financial Statements	8

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

PART II	OTHER INFORMATION		29

	SIGNATURES		33

PART I

FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets
June 30, 2002 and December 31, 2001

	June 30, 2002	Dec. 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,108,792	$25,609,012
Accounts receivable, net of allowance for doubtful accounts of $34,373 and $49,000	256,671	455,759
Inventories	379,473	493,020
Prepaid expenses:
Gaming taxes	821,491	1,316,804
Other	1,055,573	1,628,389

Total current assets	25,622,000	29,502,984

PROPERTY AND EQUIPMENT, net	73,790	55,397

OTHER ASSETS:
Net assets held for sale	12,184,730	12,000,000
Restricted cash	4,318,566	8,184,732
Other assets	1,590,992	1,629,020

Total other assets	18,094,288	21,813,752

TOTAL	$43,790,078	$51,372,133

(continued)

See Unaudited Notes to the Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets (continued)
June 30, 2002 and December 31, 2001

	June 30, 2002	Dec. 31, 2001

CURRENT LIABILITIES:
Current portion of long-term debt	$173,539	$110,791
Accounts payable	1,212,194	1,248,228
Accrued and other:
Payroll and related	1,310,230	2,567,982
Progressive jackpots	65,064	73,458
Outstanding chips and tokens	171,581	170,835
Other	778,816	638,193
Due to Majestic	—	3,812,945

Total current liabilities	3,711,424	8,622,432
LONG-TERM DEBT, net of current portion	2,236,080	2,295,588

Total liabilities not subject to compromise	5,947,504	10,918,020
LIABILITIES SUBJECT TO COMPROMISE	97,714,481	97,335,321

Total liabilities	103,661,985	108,253,341

CUMULATIVE REDEEMABLE PREFERRED STOCK,
$.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $32,346,397 and $28,630,707 recorded at liquidation preference, net of unamortized offering costs and discount of $4,278,188 and $4,728,546, respectively	48,068,209	43,902,161

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.01 par value; 29,200,000 shares authorized; 5,508,082 shares issued and outstanding	55,080	55,080
Additional paid-in capital	23,675,511	23,675,511
Accumulated deficit	(131,670,707)	(124,513,960)

Total stockholders’ deficiency	(107,940,116)	(100,783,369)

TOTAL	$43,790,078	$51,372,133

See Unaudited Notes to the Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Operations
For the Quarters and Two Quarters Ended June 30, 2002 and July 1, 2001

	Quarters Ended		Two Quarters Ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

OPERATING REVENUES:
Casino	$8,228,332	$49,359,437	$15,143,509	$97,349,580
Food and beverage	1,511,516	6,450,951	2,841,723	12,941,871
Rooms	1,350,642	5,739,390	2,367,476	11,081,047
Other	190,705	1,146,254	397,058	2,409,248

Total	11,281,195	62,696,032	20,749,766	123,781,746
Less promotional allowances	1,033,914	8,820,576	2,228,313	17,776,813

Net	10,247,281	53,875,456	18,521,453	106,004,933

OPERATING COSTS AND EXPENSES:
Casino	4,369,074	22,885,612	8,167,617	44,973,697
Food and beverage	1,077,057	3,966,213	1,971,797	7,745,331
Rooms	423,636	3,121,461	848,856	6,354,629
Other operating expense	85,001	537,660	172,975	1,040,781
Selling, general and administrative	4,315,635	14,506,787	8,649,208	28,577,024
Depreciation and amortization	9,150	7,987	17,615	19,534
Reorganization items	365,486	891,657	1,060,598	1,573,685

Total	10,645,039	45,917,377	20,888,666	90,284,681

INCOME (LOSS) FROM OPERATIONS	(397,758)	7,958,079	(2,367,213)	15,720,252
OTHER INCOME (EXPENSE):
Interest income	24,185	31,673	42,884	77,665
Interest expense (contractual interest for the quarter and two quarters ended June 30, 2002 was $4,993,057 and $10,820,373, respectively and for the quarter and two quarters ended July, 1, 2001 was $8,968,073 and $17,851,544, respectively)	(322,781)	(507,212)	(652,418)	(1,015,101)
Other expense	(13,345)	(38,719)	(13,952)	(34,443)

NET INCOME (LOSS)	(709,699)	7,443,821	(2,990,699)	14,748,373
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(2,121,362)	(1,837,615)	(4,166,048)	(3,611,329)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(2,831,061)	$5,606,206	$(7,156,747)	$11,137,044

EARNINGS (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$(0.51)	$1.02	$(1.30)	$2.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,082	5,508,082	5,508,082	5,508,082

See Unaudited Notes to the Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows
For the Two Quarters Ended June 30, 2002 and July 1, 2001

	June 30, 2002	July 1, 2001

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,280,871)	$15,753,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	55,405
Acquisition of property and equipment	(75,320)	(1,014,444)
Increase in restricted cash	—	(350,822)

Net cash used in investing activities	(75,320)	(1,309,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(144,029)	(218,792)

Net cash used in financing activities	(144,029)	(218,792)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,500,220)	14,225,331
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,609,012	8,181,388
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, BEGINNING OF PERIOD	—	10,111,872
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, END OF PERIOD	—	(10,111,872)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,108,792	$22,406,719

CASH PAID FOR INTEREST	$118,596	$2,006,019

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired through issuance of debt	$147,269	$—
Accretion of discount on preferred stock	450,358	404,417
Accrual of preferred stock dividends	3,715,690	3,206,912

See Unaudited Notes to the Condensed Consolidated Financial Statements

Fitzgeralds Gaming Corporation (Debtor-In-Possession)

Unaudited Notes to the Condensed Consolidated Financial Statements

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the two quarters ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 and, because of the sale of three of the Company’s operating properties on December 6, 2001, are not comparable to prior periods.

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

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic Investors Holding, LLC (“Majestic”). At that time, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic. The Company and the Informal Committee are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale to Majestic. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee have agreed to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

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

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the purchase agreement with Majestic, as referred to below. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders are preparing an amendment to the Restructuring Agreement to conduct the auction sale of the one remaining operating asset, Fitzgeralds Reno, during 2002, although no assurance can be given as to if or when the Fitzgeralds Reno property will be sold or as to the amount that will be realized.

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

Reorganization Items

For the quarter and the two quarters ended June 30, 2002 and July 1, 2001, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

	Quarter Ended		Two Quarters Ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Post-petition professional fees	$435,849	$1,067,997	$873,099	$1,766,508
U. S. trustee fees	52,667	60,474	83,917	132,275
Loss on sale of assets	—	—	290,703	—
Interest earned on accumulated cash resulting from the bankruptcy proceedings	(123,030)	(236,814)	(187,121)	(325,098)

	$365,486	$891,657	$1,060,598	$1,573,685

Liabilities Subject to Compromise

At June 30, 2002 and December 31, 2001 liabilities subject to compromise consisted of the following:

	2002	2001

Liabilities subject to compromise:
Notes	$99,733,642	$99,733,642
Discount on the Notes	(438,506)	(613,709)
Debt offering costs on the Notes	(1,702,360)	(2,054,572)
Unsecured creditors	121,705	269,960

	$97,714,481	$97,335,321

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

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

Also in June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and the interim periods within those fiscal years. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

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

As of June 30, 2002 and December 31, 2001 assets included in net assets held for sale of $12.2 million and $12.0 million, respectively consist mainly of property and equipment transferable upon the sale of Fitzgeralds Reno.

5. LONG TERM DEBT

The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes stated maturity date is on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999. Under the Note Indenture, an Event of Default occurred on July 15, 1999, and continued until the Company filed the Bankruptcy Cases. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company and the Informal Committee are currently engaged in discussions to establish a new threshold for cash reserves subsequent to the December 6, 2001 sale of Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk to Majestic. On December 6, 2001, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic.

7. SEGMENT INFORMATION

The Company is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada, Reno, Nevada,

Tunica, Mississippi, and Black Hawk, Colorado. Until the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001, the Company identified its business in four segments based on geographic location. The Company marketed, prior to December 6, 2001, in each of its segments, and currently markets Fitzgeralds Reno, primarily to middle-market customers, emphasizing its Fitzgeralds brand and its “Fitzgeralds Irish Luck” theme. The major products offered prior to December 6, 2001, in each segment were and currently offered at Fitzgeralds Reno are: casino and hotel (except for Fitzgeralds Black Hawk) and food and beverage.

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

	For the Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Net operating revenues:
Fitzgeralds Las Vegas	$—	$13,616
Fitzgeralds Tunica	—	20,827
Fitzgeralds Reno	10,232	10,928
Fitzgeralds Black Hawk	—	8,516
Other	15	(12)

Total	$10,247	$53,875

	For the Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Income (loss) from operations:
Fitzgeralds Las Vegas	$(86)	$840
Fitzgeralds Tunica	(131)	4,889
Fitzgeralds Reno	904	1,363
Fitzgeralds Black Hawk	(15)	2,003
Other	(1,067)	(1,125)

Total Properties	(395)	7,970
Nevada Club	(3)	(12)

Total	$(398)	$7,958

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

	For the Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Total segment operating income	$672	$9,095
Nevada Club	(3)	(12)
Other	(1,067)	(1,125)
Eliminations	(700)	(8,087)
Interest income	24	32
Interest expense	(323)	(507)
Other expense	687	8,048

Net income (loss)	$(710)	$7,444

	For the Two Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Net operating revenues:
Fitzgeralds Las Vegas	$—	$27,925
Fitzgeralds Tunica	—	42,063
Fitzgeralds Reno	18,497	19,591
Fitzgeralds Black Hawk	—	16,392
Other	24	34

Total	$18,521	$106,005

	For the Two Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Income (loss) from operations:
Fitzgeralds Las Vegas	$(295)	$2,504
Fitzgeralds Tunica	(148)	10,330
Fitzgeralds Reno	681	1,291
Fitzgeralds Black Hawk	(385)	3,596
Other	(2,205)	(1,954)

Total Properties	(2,352)	15,767
Nevada Club	(15)	(47)

Total	$(2,367)	$15,720

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

	For the Two Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Total segment operating income	$(147)	$17,721
Nevada Club	(15)	(47)
Other	(2,206)	(1,954)
Eliminations	227	(17,782)
Interest income	43	78
Interest expense	(652)	(1,015)
Other expense	(241)	17,747

Net income (loss)	$(2,991)	$14,748

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion and other material in this Quarterly Report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, the ability to successfully sell its assets and the successful conclusion of the Bankruptcy Cases, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, geographic concentration in Reno since December 6, 2001, limited operations since December 6, 2001, the uncertainties and possible disruption as a result of the ReTrac Project, the proliferation of Indian gaming facilities in California and elsewhere, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company’s other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

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

In the narrative discussion below, the “2002 Q2 Period” is defined as the quarter ended June 30, 2002 and the “2001 Q2 Period” is defined as the quarter ended July 1, 2001. The “Cumulative 2002 Period” is defined as the two quarters ended June 30, 2002 and the “Cumulative 2001 Period” is defined as the two quarters ended July 1, 2001. The comparison of the 2002 Q2 Period to the 2001 Q2 Period and the comparison of the Cumulative 2002 Period to the Cumulative 2001 Period will not be meaningful due to the December 6, 2001 sale of substantially all of the assets of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk. Operating results for the Cumulative 2002 Period and the 2002 Q2 Period reflect the ongoing operating results for Fitzgeralds Reno, corporate expenses and administrative expenses associated with the residual assets and liabilities of the operations sold on December 6, 2001. Unless otherwise noted, the narrative discussion below is focused on the results of the Company’s Operating Properties which are collectively referred to as (the “Properties”) and excludes Nevada Club, which was sold in June 1999, and in management’s opinion, is not material to the ongoing operations of the Company. Corporate expense of $0.25 million was allocated to each of the four Operating Properties for each of the two quarters during 2001. In the Cumulative 2002 Period the Company did not allocate any corporate expense to the Operating Properties, however Fitzgeralds Reno incurred $0.2 million of net expense for services previously provided by the Company. Such expenses are included in selling, general and administrative expenses at the Operating Properties. The remainder of the unallocated corporate expense is included in the selling, general and administrative expenses of Other Operations of the Properties. See Note 1 of Statement of Operations Data.

Quarter Ended June 30, 2002 Comparison to Quarter Ended July 1, 2001

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 2002 Q2 Period and the 2001 Q2 Period. EBITDA for the Properties was $(0.3) million and $8.0 million for the 2002 and 2001 Q2 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company’s performance with that of its competitors, decreased from $8.9 million for the 2001 Q2 Period to $0.004 million for the 2002 Q2 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

	For the Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Statement of Operations Data
Net Operating Revenues:
Fitzgeralds Las Vegas	$—	$13,616
Fitzgeralds Tunica	—	20,827
Fitzgeralds Reno	10,232	10,928
Fitzgeralds Black Hawk	—	8,516
Other	15	(12)

Total	$10,247	$53,875

Income (Loss) from Operations:
Fitzgeralds Las Vegas	$(86)	$840
Fitzgeralds Tunica	(131)	4,889
Fitzgeralds Reno	904	1,363
Fitzgeralds Black Hawk	(15)	2,003
Other (1)	(1,067)	(1,125)

Total Properties	(395)	7,970
Nevada Club	(3)	(12)

Total	$(398)	$7,958

	For the Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Other Data
EBITDA (2):
Fitzgeralds Las Vegas	$(87)	$840
Fitzgeralds Tunica	(131)	4,889
Fitzgeralds Reno	914	1,363
Fitzgeralds Black Hawk	(15)	2,003
Other (1)	(1,003)	(1,117)

Total Properties	(322)	7,978
Nevada Club	(3)	(12)

Total EBITDA	(325)	7,966
Adjustments to EBITDA (3)	368	904

Adjusted EBITDA	$43	$8,870

(1)	Other includes corporate expenses not allocated to the Operating Properties of $1.1 million for both the 2002 Q2 Period and 2001 Q2 Periods. Both the 2002 and 2001 Q2 Periods include post-petition professional fees and expenses net of interest income included in reorganization items.

(2)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of post-petition professional fees and expenses net of interest income included as reorganization items of $0.4 million for the 2002 Q2 Period and $0.9 million for the 2001 Q2 Period.

(4)	Includes financial results of Nevada club for both periods presented.

Operating Revenues

Total revenues for the Operating Properties were $11.3 million and net operating revenues were $10.2 million for the 2002 Q2 Period, representing decreases of 82.0% and 81.0%, respectively, over total revenues of $62.7 million and net operating revenues of $53.9 million for the 2001 Q2 Period. The decrease is due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Total net revenue for Fitzgeralds Reno decreased 6.4% to $10.2 million for the 2002 Q2 Period from $10.9 million for the 2001 Q2 Period.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 72.9% and 78.7% of total revenues for the Operating Properties for the 2002 and 2001 Q2 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 76.5% and 86.9% were derived from slot machine revenues for the 2002 and 2001 Q2 Periods, respectively) decreased 83.3% to $8.2 million for the 2002 Q2 Period from $49.4 million for the 2001 Q2 Period. Casino revenues at Fitzgeralds Reno decreased 6.2% to $8.2 million for the 2002 Q2 Period from $8.8 million for the 2001 Q2 Period.

Room revenues for the Operating Properties (12.0% and 9.2% of total revenues for the operating Properties for the 2002 and 2001 Q2 Periods, respectively) decreased 76.5% from the 2001 Q2 Period. Fitzgeralds Reno room revenues decreased 14.3% due to a decrease in the average daily rate of 6.4% and a decrease in the average occupancy rate to 87.6% for the 2002 Q2 Period from 95.0% for the 2001 Q2 Period.

Food and beverage revenues for the Operating Properties (13.4% and 10.3% of total revenues for the Operating Properties for the 2002 and 2001 Q2 Periods, respectively) decreased 76.6% to $1.5 million for the 2002 Q2 Period. Fitzgeralds Reno decreased 4.1% to $1.5 million for the 2002 Q2 Period from $1.6 million for the 2001 Q2 Period.

Other revenues for the Operating Properties decreased 83.4% or $1.0 million for the 2002 Q2 Period.

Promotional allowances for the Operating Properties decreased $7.8 million or 88.3% for the 2002 Q2 Period primarily as a result of the sale to Majestic. Promotional allowances for Fitzgeralds Reno decreased 13.8% to $1.0 million for the 2002 Q2 Period from $1.2 million for the 2001 Q2 Period.

Operating Costs and Expenses

Total operating costs and expenses for the Operating Properties decreased 76.8% to $10.6 million for the 2002 Q2 Period from $45.9 million for the 2001 Q2 Period primarily due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to

Majestic on December 6, 2001. Total operating expenses for Fitzgeralds Reno decreased 2.5% to $9.3 million for the 2002 Q2 Period from $9.6 million for the 2002 Q2 Period.

Casino expenses for the Operating Properties were $4.4 million for the 2002 Q2 Period, an 80.9% decrease from $22.9 million for the 2001 Q2 Period. Food and beverage expenses for the Operating Properties decreased 72.8% to $1.1 million for the 2002 Q2 Period from $4.0 million for the 2001 Q2 Period. Room expenses for the Operating Properties decreased 86.4% to $0.5 million for the 2002 Q2 Period from $3.1 million for the 2001 Q2 Period. Selling, general and administrative expenses for the Operating Properties decreased 70.2% to $4.3 million for the 2002 Q2 Period from $14.5 million for the 2001 Q2 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $0.4 million for the 2002 Q2 Period and $0.9 million for the 2001 Q2 Periods, respectively. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee, the Indenture Trustee, and the administrative fees paid to the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Operating Properties decreased 79.2% to approximately $4.4 million for the 2002 Q2 Period from approximately $21.2 million for the 2001 Q2 Period. Such expenses are included in the operating departmental expense to which they relate on the consolidated statement of operations.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased 74.0% or $2.8 million for the 2002 Q2 Period. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

Depreciation and amortization expenses for the Operating Properties increased to approximately $0.009 million for the 2002 Q2 Period from $0.008 million for the 2001 Q2 Period.

Income from Operations

Loss from operations for the Operating Properties was $0.4 million for the 2002 Q2 Period compared to income from operations of $8.0 million for the 2001 Q2 Period. Income from operations for Fitzgeralds Reno decreased to $0.9 million for the 2002 Q2 Period from $1.4 million for the 2001 Q2 Period.

Net Interest Expense

Interest expense for the Operating Properties (net of interest income), decreased 37.2% to $0.3 million for the 2002 Q2 Period from $0.5 million for the 2001 Q2 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

Net loss for the Properties was $0.7 million in the 2002 Q2 Period compared to a net income of $7.6 million in the 2001 Q2 Period primarily as a result of the sale to Majestic. Fitzgerald Reno’s net income decreased to $0.8 million for the 2002 Q2 Period from $1.2 million for the 2001 Q2 Period.

Two Quarters Ended June 30, 2002 Comparison to Two Quarters Ended July 1, 2001

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 2002 Period and the Cumulative 2001 Period. EBITDA for the Properties was $(2.3) million and $15.8 million for the Cumulative 2002 and 2001 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company’s performance with that of its competitors, decreased from $17.4 million for the Cumulative 2001 Period to $(1.3) million for the Cumulative 2002 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

	For the Two Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Statement of Operations Data
Net Operating Revenues:
Fitzgeralds Las Vegas	$—	$27,925
Fitzgeralds Tunica	—	42,063
Fitzgeralds Reno	18,497	19,591
Fitzgeralds Black Hawk	—	16,392
Other	24	34

Total	$18,521	$106,005

Income (Loss) from Operations:
Fitzgeralds Las Vegas	$(295)	$2,504
Fitzgeralds Tunica	(148)	10,330
Fitzgeralds Reno	681	1,291
Fitzgeralds Black Hawk	(385)	3,596
Other (1)	(2,205)	(1,954)

Total Properties	(2,352)	15,767
Nevada Club	(15)	(47)

Total	$(2,367)	$15,720

	For the Two Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Other Data
EBITDA (2):
Fitzgeralds Las Vegas	$(295)	$2,504
Fitzgeralds Tunica	(141)	10,330
Fitzgeralds Reno	701	1,291
Fitzgeralds Black Hawk	(84)	3,595
Other (1)	(2,514)	(1,933)

Total Properties	(2,333)	15,787
Nevada Club	(15)	(47)

Total EBITDA	(2,348)	15,740
Adjustments to EBITDA (3)	1,076	1,621

Adjusted EBITDA	$(1,272)	$17,361

	For the Two Quarters Ended

	June 30, 2002	July 1, 2001

	(in thousands)
Net Cash Provided by (Used in) (4):
Operating Activities	$(2,281)	$15,754
Investing Activities	(75)	(1,310)
Financing Activities	(144)	(219)
Depreciation and Amortization	18	20
Capital Expenditures	(223)	(1,014)
Earnings to Fixed Charges (5):	—	9.7x

(1)	Other includes corporate expenses not allocated to the Operating Properties of $2.5 million and $1.9 million for the Cumulative 2002 Period and Cumulative 2001 Period, respectively. Both the Cumulative 2002 and 2001 Periods include post-petition professional fees and expenses net of interest income included in reorganization items.

(2)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of post-petition professional fees and expenses, net of interest income included as reorganization items of $1.6 million for the Cumulative 2001 Period and $1.1 million for the Cumulative 2002 Period.

(4)	Includes financial results of Nevada Club for both periods presented.

(5)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charged Coverage Ratio was 9.7x for the Cumulative 2001 Period, primarily as a result of the reduction in depreciation and amortization and interest expense; however, earnings were insufficient to cover fixed charges by $3.0 million for the Cumulative 2002 Period.

Operating Revenues

Total revenues for the Operating Properties were $20.8 million and net operating revenues were $18.5 million for the Cumulative 2002 Period, representing 83.2% and 82.5% decreases, respectively, over total revenues of $123.8 million and net operating revenues of $106.0 million for the Cumulative 2001 Period. The decrease is due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Total net revenue for Fitzgeralds Reno decreased 5.6% to $18.5 million for the Cumulative 2002 Period from $19.6 million for the Cumulative 2001 Period.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Operating Properties represented 73.0% and 78.7% of total revenues for the Operating Properties for the Cumulative 2002 and 2001 Periods, respectively. Casino revenues for the Operating Properties (of which approximately 75.1% and 86.9% were derived from slot machine revenues for the Cumulative 2002 and 2001 Periods, respectively) decreased 84.4% to $15.1 million for the Cumulative 2002 Period from $97.4 million for the Cumulative 2001 Period. Fitzgeralds Reno casino revenue decreased 4.1%.

Room revenues for the Operating Properties (11.4% and 9.2% of total revenues for the Operating Properties for the Cumulative 2002 and 2001 Periods, respectively) decreased 78.6% from the Cumulative 2001 Period. Fitzgeralds Reno room revenues decreased 11.8% due to a 6.7% decrease in the average daily rate and a decrease in the average occupancy rate to 84.1% for the Cumulative 2002 Period from 88.4% for the Cumulative 2001 Period.

Food and beverage revenues for the Operating Properties (13.7% and 10.3% of total revenues for the Operating Properties for the Cumulative 2002 and 2001 Periods, respectively) decreased approximately $10.1 million or 78.0% for the Cumulative 2002 Period. Food and beverage revenue for Fitzgeralds Reno decreased 3.1% to $2.8 million for the Cumulative 2002 Period from $2.9 million for the Cumulative 2001 Period.

Other revenues for the Operating Properties decreased 83.5% or $2.0 million for the Cumulative 2002 Period.

Promotional allowances for the Operating Properties decreased $15.5 million or 87.5% for the Cumulative 2002 Period primarily as a result of the sale to Majestic. Promotional allowances for Fitzgeralds Reno remained approximately the same at $2.2 million for both the Cumulative 2001 and 2002 Periods.

Operating Costs and Expenses

Total operating costs and expenses for the Operating Properties decreased 76.9% to $20.9 million for the Cumulative 2002 Period from $90.2 million for the Cumulative 2001 Period primarily due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Total operating expenses for Fitzgeralds

Reno decreased 2.6% to $17.8 million for the Cumulative 2002 Period from $18.3 million for the Cumulative 2001 Period.

Casino expenses for the Operating Properties were $8.2 million for the Cumulative 2002 Period, an 81.8% decrease from $45.0 million for the Cumulative 2001 Period. Food and beverage expenses for the Operating Properties decreased 74.5% to $2.0 million for the Cumulative 2002 Period from $7.7 million for the Cumulative 2001 Period. Room expenses for the Operating Properties decreased 86.6% to $0.8 million for the Cumulative 2002 Period from $6.4 million for the Cumulative 2001 Period. Selling, general and administrative expenses for the Operating Properties decreased 69.7% to $8.6 million for the Cumulative 2002 Period from $28.5 million for the Cumulative 2001 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $1.1 million and $1.6 million for the Cumulative 2002 and 2001 Periods, respectively. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee and the Indenture Trustee, and administrative expenses paid to the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Operating Properties decreased 79.7% to approximately $8.5 million for the Cumulative 2002 Period from approximately $42.1 million for the Cumulative 2001 Period. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations.

Marketing expenses for the Operating Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased $5.4 million or 72.5% for the Cumulative 2002 Period. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

Depreciation and amortization expenses for the Operating Properties decreased to $0.018 million for the Cumulative 2002 Period from $0.02 million for the Cumulative 2001 Period.

Income from Operations

Loss from operations for the Operating Properties was $2.4 million for the Cumulative 2002 Period compared to net income from operation of $15.8 million for the Cumulative 2001 Period. Income from operations for Fitzgeralds Reno decreased 47.3% to $0.7 million for the Cumulative 2002 Period from $1.3 million for the Cumulative 2001 Period.

Net Interest Expense

Interest expense for the Operating Properties (net of interest income), decreased 35.0% to $0.6 million for the Cumulative 2002 Period from $0.9 million for the Cumulative 2001 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

Net loss for the Properties was $17.9 million to $3.0 million in the Cumulative 2002 Period compared to a net income of $14.9 million in the Cumulative 2001 Period. The decrease is primarily due to the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Fitzgerald Reno’s net income decreased to $0.5 million for the Cumulative 2002 Period from $1.0 million for the Cumulative 2001 Period.

Liquidity and Capital Resources

At June 30, 2002, the Company had unrestricted cash of $23.1 million, compared to $25.6 million at December 31, 2001. The Company’s net cash used in operating activities was $2.3 million during the Cumulative 2002 Period. Net cash used in investing activities was $0.08 million for the Cumulative 2002 Period and $1.3 million for the Cumulative 2001 Period. Net cash used in financing activities was $0.1 million and $0.2 million for the Cumulative 2002 and 2001 Periods, respectively.

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

EBITDA and Adjusted EBITDA

The Company’s EBITDA was $(2.3) million for the Cumulative 2002 Period and $15.7 million for the Cumulative 2001 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company’s Adjusted EBITDA was $(1.3) million for the Cumulative 2002 Period and $17.4 million for the 2001 Period. Adjusted EBITDA is determined based on the adjustments described in Note 3 to Statement of Operations Data. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The

Fixed Charge Coverage Ratio was 9.7x for the 2001 Period, however earnings were insufficient to cover fixed charges by $3.0 million for the 2002 Period.

Business Seasonality and Severe Weather

The gaming operations of the Company are seasonal and could be significant. At Fitzgeralds Reno business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interest method. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

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

Also in June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and the interim periods within those fiscal years. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The fair market value of the Company’s fixed debt obligations have increased to approximately $52.0 million at June 30, 2002 compared to $51.9 million at December 31, 2001. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

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

On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which has previously been estimated to be $218 million. The construction cost analysis was completed in July 2002. On May 24, 2001, Fitzgeralds Reno commenced an action, CV-N-01-0329-PMP-RAM, in the United States District Court for the District of Nevada, against the Federal Highway Administration (“FHWA”), the Nevada Department of Transportation (“NDOT”), and the City (collectively, the “Defendants”) for violations of the National Environmental Policy Act (“NEPA”), codified at 42 U.S.C. §§ 4321-4327. The claims against all Defendants allege a violation of 42 U.S.C. § 4332 (Violation of NEPA: Failure to Consider Reasonable Alternatives & Failure to Consider and Provide Adequate Mitigation Measures). Specifically, Fitzgeralds Reno asserts the Defendants failed to consider the Partial Cover and Cut Tunnel Alternative and the use of the Feather River Route on a temporary basis, and failed to include a plan for mitigating the adverse environmental impacts, including construction disruption, loss of operating facilities, noise and vibration impacts, that will be caused by the ReTRAC Project and incurred by Fitzgeralds Reno and others.

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

Other Litigation — The Company is a party to various lawsuits relating to routine matters incidental to its business. Except as noted below, the Company does not believe that the outcome of such litigation, individually or in the aggregate, will have any material adverse effect on its financial condition.

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

Holiday Inn — Upon notification by Majestic of its intent to not enter into a new franchise agreement with Holiday Inn Franchising, Inc. (“Inns”), the Company filed a motion with the Bankruptcy Court on October 26, 2001 to remove its pre-petition franchise and other agreements with Inns from the list of agreements to be assumed and assigned to Majestic. On October 26, 2001, the Bankruptcy Court granted the motion. Subsequently a motion to reject the franchise agreement was granted by the Bankruptcy Court. Since the transactions contemplated by the Purchase Agreement were consummated on December 6, 2001, the Company believes Inns will assert an unsecured claim in the Bankruptcy Cases based upon the liquidated damage provision of the franchise agreement, (approximately $1.6 million). The deadline for Inns to file its claim is August 8, 2002. While the Company would contest the allowance of such a claim by the Bankruptcy Court, the Company cannot predict the Bankruptcy Court’s ultimate resolution of such a claim.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.	1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002	FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

/s/ Michael E. McPherson

Michael E. McPherson Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)