Form 10-Q
period 2002-09-29
FITZGERALDS GAMING CORP
filed 2002-11-12
CIK 948087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

     Shares outstanding of each of the registrant’s classes of common stock as of November 1, 2002

Class	Outstanding as of November 1, 2002

Common stock, $.01 par value	5,508,082

PART I FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Statements of Cash Flows
Unaudited Notes to the Condensed Consolidated Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Item 4 Controls and Procedures
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT 99.1
EXHIBIT 99.2

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION

	Item 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Unaudited Condensed Consolidated Balance Sheets as of September 29, 2002 and December 31, 2001	4

		Unaudited Condensed Consolidated Statements of Operations for the Quarters and Three Quarters Ended September 29, 2002 and September 30, 2001	6

		Unaudited Condensed Consolidated Statements of Cash Flows for the Three Quarters Ended September 29, 2002 and September 30, 2001	7

		Unaudited Notes to the Condensed Consolidated Financial Statements	8

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION		30

	SIGNATURES		34

PART I

FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets
September 29, 2002 and December 31, 2001

	Sept. 29, 2002	Dec. 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,675,070	$25,609,012
Accounts receivable, net of allowance for doubtful accounts of $34,233 and $49,000	440,876	455,759
Inventories	416,762	493,020
Prepaid expenses:
Gaming taxes	787,511	1,316,804
Other	738,842	1,628,389

Total current assets	26,059,061	29,502,984

PROPERTY AND EQUIPMENT, net	70,639	55,397

OTHER ASSETS:
Net assets held for sale	12,254,321	12,000,000
Restricted cash	4,355,464	8,184,732
Other assets	1,473,281	1,629,020

Total other assets	18,083,066	21,813,752

TOTAL	$44,212,766	$51,372,133

(continued)

See Unaudited Notes to the Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets (continued)
September 29, 2002 and December 31, 2001

	Sept. 29, 2002	Dec. 31, 2001

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Current portion of long-term debt	$126,985	$110,791
Accounts payable	1,249,837	1,248,228
Accrued and other:
Payroll and related	1,323,203	2,567,982
Progressive jackpots	72,002	73,458
Outstanding chips and tokens	197,937	170,835
Other	710,638	638,193
Due to Majestic	—	3,812,945

Total current liabilities	3,680,602	8,622,432
LONG-TERM DEBT, net of current portion	2,205,237	2,295,588

Total liabilities not subject to compromise	5,885,839	10,918,020
LIABILITIES SUBJECT TO COMPROMISE	97,983,662	97,335,321

Total liabilities	103,869,501	108,253,341

CUMULATIVE REDEEMABLE PREFERRED STOCK, $.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $34,309,384 and $28,630,707 recorded at liquidation preference, net of unamortized offering costs and discount of $4,040,262 and $4,728,546, respectively	50,269,122	43,902,161

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.01 par value; 29,200,000 shares authorized; 5,508,082 shares issued and outstanding	55,080	55,080
Additional paid-in capital	23,675,511	23,675,511
Accumulated deficit	(133,656,448)	(124,513,960)

Total stockholders’ deficiency	(109,925,857)	(100,783,369)

TOTAL	$44,212,766	$51,372,133

See Unaudited Notes to the Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Operations
For the Quarters and Three Quarters Ended September 29, 2002 and September 30, 2001

	Quarters Ended		Three Quarters Ended

	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

OPERATING REVENUES:
Casino	$8,729,895	$50,386,116	$23,873,404	$147,735,696
Food and beverage	1,758,238	6,592,446	4,599,961	19,534,317
Rooms	1,652,602	5,530,584	4,020,078	16,611,631
Other	175,676	1,114,946	572,734	3,524,194

Total	12,316,411	63,624,092	33,066,177	187,405,838
Less promotional allowances	1,860,696	9,978,874	4,089,009	27,755,687

Net	10,455,715	53,645,218	28,977,168	159,650,151

OPERATING COSTS AND EXPENSES:
Casino	3,952,995	22,308,080	12,120,612	67,281,777
Food and beverage	1,123,775	3,937,306	3,095,572	11,682,637
Rooms	491,626	3,157,567	1,340,482	9,512,196
Other operating expense	88,935	575,038	261,910	1,615,819
Selling, general and administrative	4,181,149	14,322,633	12,830,357	42,899,657
Depreciation and amortization	7,031	6,742	24,646	26,276
Reorganization items	83,542	702,978	1,144,140	2,276,663

Total	9,929,053	45,010,344	30,817,719	135,295,025

INCOME (LOSS) FROM OPERATIONS	526,662	8,634,874	(1,840,551)	24,355,126
OTHER INCOME (EXPENSE):
Interest income	3,902	16,497	46,786	94,162
Interest expense (contractual interest for the quarter and three quarters ended Sept. 29, 2002 was $5,039,176 and $15,859,549, respectively and for the quarter and three quarters ended Sept. 30, 2001 was $9,360,532 and $27,212,076, respectively)	(327,493)	(502,929)	(979,911)	(1,518,030)
Other income (expense)	12,100	(94,289)	(1,851)	(128,732)

NET INCOME (LOSS)	215,171	8,054,153	(2,775,527)	22,802,526
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(2,200,913)	(1,905,550)	(6,366,961)	(5,516,879)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(1,985,742)	$6,148,603	$(9,142,488)	$17,285,647

EARNINGS (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$(0.36)	$1.12	$(1.66)	$3.14

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,082	5,508,082	5,508,082	5,508,082

See Unaudited Notes to the Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Quarters Ended September 29, 2002 and September 30, 2001

	Sept. 29, 2002	Sept. 30, 2001

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,563,725)	$15,708,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	55,405
Acquisition of property and equipment	(148,791)	(1,390,148)
Increase in restricted cash	—	(350,822)

Net cash used in investing activities	(148,791)	(1,685,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(221,426)	(296,499)

Net cash used in financing activities	(221,426)	(296,499)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,933,942)	13,726,170
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,609,012	8,181,388
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, BEGINNING OF PERIOD	—	10,111,872
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, END OF PERIOD	—	(9,807,467)

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,675,070	$22,211,963

CASH PAID FOR INTEREST	$176,908	$9,793,090

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired through issuance of debt	$147,269	$—
Accretion of discount on preferred stock	688,284	615,763
Accrual of preferred stock dividends	5,678,677	4,901,116

See Unaudited Notes to the Condensed Consolidated Financial Statements

Fitzgeralds Gaming Corporation (Debtor-In-Possession)

Unaudited Notes to the Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three quarters ended September 29, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 and, because of the sale of three of the Company’s four properties on December 6, 2001, are not comparable to prior periods.

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

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic Investors Holding, LLC (“Majestic”). At that time, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was tentatively approved by the Bankruptcy Court on November 1, 2002 and which will become fully approved upon entry of the Bankruptcy Court’s Order approving the amendment to the Restructuring Agreement. As of the filing date the Order has not been entered, however at the November 1, 2002 hearing, the Court stated that upon its entry, the Order would be effective November 1, 2002. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee have agreed to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

As of the commencement of the Bankruptcy Cases, the parties to the Restructuring Agreement each concluded that the fair market value of the Company’s real and personal property given as collateral for the Notes was less than the total outstanding principal and interest due under the Notes, and that the fair market value of the real and personal property not securing the Notes was less than the amount of the unsecured deficiency claim of the holders of the Notes. As a result, it was not expected then and is still not expected that any distribution will be made to holders of the existing capital stock of the Company. The Restructuring Agreement requires that as part of the liquidation process, all of the existing common stock and preferred stock of the Company is to be canceled and extinguished without payment therefor.

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the purchase agreement with Majestic, as referred to below. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders executed an amendment to the Restructuring Agreement which was approved by the Bankruptcy Court on November 1, 2002 to conduct the auction sale of the one remaining operating property,

Fitzgeralds Reno, during 2002, although no assurance can be given as to if or when the Fitzgeralds Reno property will be sold or as to the amount that will be realized.

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

Reorganization Items

For the quarter and the three quarters ended September 29, 2002 and September 30, 2001, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

	Quarter Ended		Three Quarters Ended

	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Reorganization items:
Post-petition professional fees	$331,195	$664,084	$1,204,294	$2,430,592
U. S. trustee fees	10,000	48,725	93,917	181,000
Loss (gain) on sale of assets	(158,725)	—	131,978	132,605
Other	—	132,605	—	—
Interest earned on accumulated cash resulting from the bankruptcy proceedings	(98,928)	(142,436)	(286,049)	(467,534)

	$83,542	$702,978	$1,144,140	$2,276,663

Liabilities Subject to Compromise

At September 29, 2002 and December 31, 2001 liabilities subject to compromise consisted of the following:

	2002	2001

Liabilities subject to compromise:
Notes	$99,733,642	$99,733,642
Discount on the Notes	(345,431)	(613,709)
Debt offering costs on the Notes	(1,526,254)	(2,054,572)
Unsecured creditors	121,705	269,960

	$97,983,662	$97,335,321

3.	RECENTLY ISSUED OR ADOPTED ACCOUNTING STANDARDS

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company discontinued recording the amortization of its goodwill included in net assets held for sale subsequent to filing the Bankruptcy Cases. As of December 6, 2001, the Company wrote-down $13.0 million of its goodwill due to the sale of Fitzgeralds Black Hawk to Majestic.

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified. The provisions of this Statement, related to the rescission of Statement 4, should be applied in fiscal years beginning after May 15, 2002. Generally, SFAS 145 is effective for the Company’s fiscal year 2003. The Company has not elected to adopt the SFAS early. In addition the Company has not yet determined the impact of SFAS 145 on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. This statement address financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The statement requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS 146 is an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company currently does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

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

As of September 29, 2002 and December 31, 2001 assets included in net assets held for sale of $12.3 million and $12.0 million, respectively, consist mainly of property and equipment transferable upon the sale of Fitzgeralds Reno.

5.	LONG TERM DEBT

The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes stated maturity date is on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999. Under the Note Indenture, an Event of Default occurred on July 15, 1999, and continued until the Company filed the Bankruptcy Cases. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was tentatively approved by the Bankruptcy Court on November 1, 2002 and which will become fully approved upon entry of the Bankruptcy Court’s Order approving the amendment to the Restructuring Agreement. As of the filing date the Order has not been entered, however at the November 1, 2002 hearing, the Court stated that upon its entry, the Order would be effective November 1, 2002. On December 6, 2001, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic.

7.	SEGMENT INFORMATION

The Company is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada, Reno, Nevada, Tunica, Mississippi, and Black Hawk, Colorado. Until the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001, the Company identified its business in four segments based on geographic location. The Company marketed, prior to December 6, 2001, in each of its segments, and currently markets Fitzgeralds Reno, primarily to middle-market customers, emphasizing its Fitzgeralds brand and its “Fitzgeralds Irish Luck” theme. The major products offered prior to December 6, 2001, in each segment were and currently offered at Fitzgeralds Reno are: casino, rooms (except for Fitzgeralds Black Hawk), food and beverage.

The accounting policies of each business segment were, and in the case of Fitzgeralds Reno are, the same as those described in the summary of significant accounting policies in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There are minimal inter-segment sales. The Company continues to evaluate its business segment performance based on the Company’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The Company has not changed its basis of segmentation from the year ended December 31, 2001.

	For the Quarters Ended

	Sept. 29, 2002	Sept. 30, 2001

	(in thousands)
Net operating revenues:
Fitzgeralds Las Vegas	$—	$12,675
Fitzgeralds Tunica	—	21,113
Fitzgeralds Reno	10,451	10,342
Fitzgeralds Black Hawk	—	9,525
Other	5	(10)

Total	$10,456	$53,645

Income (loss) from operations:
Fitzgeralds Las Vegas	$159	$(186)
Fitzgeralds Tunica	(94)	5,249
Fitzgeralds Reno	1,574	1,636
Fitzgeralds Black Hawk	(54)	2,649
Other	(1,034)	(715)

Total Properties	551	8,633
Nevada Club	(24)	2

Total	$527	$8,635

Reconciliation of total business segment operating income to consolidated net income before income tax:

Total segment operating income	$1,585	$9,348
Nevada Club	(24)	2
Other	(1,034)	(716)
Eliminations	(1,500)	(12,362)
Interest income	4	16
Interest expense	(324)	(503)
Other expense	1,508	12,270

Net income	$215	$8,055

	For the Three Quarters Ended

	Sept. 29, 2002	Sept. 30, 2001

	(in thousands)
Net operating revenues:
Fitzgeralds Las Vegas	$—	$40,600
Fitzgeralds Tunica	—	63,176
Fitzgeralds Reno	28,948	29,933
Fitzgeralds Black Hawk	—	25,916
Other	29	25

Total	$28,977	$159,650

Income (loss) from operations:
Fitzgeralds Las Vegas	$(136)	$2,318
Fitzgeralds Tunica	(242)	15,579
Fitzgeralds Reno	2,255	2,928
Fitzgeralds Black Hawk	(439)	6,245
Other	(3,239)	(2,670)

Total Properties	(1,801)	24,400
Nevada Club	(40)	(45)

Total	$(1,841)	$24,355

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax:

Total segment operating income	$1,438	$27,069
Nevada Club	(40)	(45)
Other	(3,238)	(2,670)
Eliminations	(1,274)	(30,144)
Interest income	47	94
Interest expense	(980)	(1,518)
Other expense	1,271	30,017

Net income (loss)	$(2,776)	$22,803

Item 2

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the Notes thereto included in this report. The following discussion and other material in this Quarterly Report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Risks to which the Company is subject include, but are not necessarily limited to, its efforts to restructure its indebtedness and capital structure, the ability to successfully sell its remaining assets and the successful conclusion of the Bankruptcy Cases, competition, high level of indebtedness, the need for additional financing, development and construction risks, market fluctuations, gaming, liquor and other regulatory matters, geographic concentration in Reno since December 6, 2001, limited operations since December 6, 2001, the uncertainties and possible disruption as a result of the ReTrac Project, the proliferation of Indian gaming facilities in California and elsewhere, taxation, the availability and retention of key management, environmental matters and other factors discussed in the Company’s other filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

General

The Company is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada (“Fitzgeralds Las Vegas”), Reno, Nevada (“Fitzgeralds Reno”), Tunica, Mississippi (“Fitzgeralds Tunica”), and Black Hawk, Colorado (“Fitzgeralds Black Hawk”), collectively referred to as (the “Properties”). On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic and currently has only one Property — Fitzgeralds Reno. See Note 2 to Unaudited Notes to the Condensed Consolidated Financial Statements.

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

In the narrative discussion below, the “2002 Q3 Period” is defined as the quarter ended September 29, 2002 and the “2001 Q3 Period” is defined as the quarter ended September 30, 2001. The “Cumulative 2002 Period” is defined as the three quarters ended September 29, 2002 and the “Cumulative 2001 Period” is defined as the three quarters ended September 30, 2001. The comparison of the 2002 Q3 Period to the 2001 Q3 Period and the comparison of the Cumulative 2002 Period to the Cumulative 2001 Period will not be meaningful due to the December 6, 2001 sale of substantially all of the assets of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk. Operating results for the Cumulative 2002 Period and the 2002 Q3 Period reflect the ongoing operating results for Fitzgeralds Reno, corporate expenses and administrative expenses associated with the residual assets and liabilities of the operations sold on December 6, 2001. Unless otherwise noted, the narrative discussion below is focused on the results of the Company’s Properties and excludes Nevada Club, which was sold in June 1999, and in management’s opinion, is not material to the ongoing operations of the Company. Corporate expense of $0.25 million was allocated to each of the four Properties for each of the three quarters during 2001. In the Cumulative 2002 Period the Company did not allocate any corporate expense to the Properties, however Fitzgeralds Reno incurred $0.3 million of net expense for services previously provided by the Company. Such expenses are included in selling, general and administrative expenses at the Properties. The remainder of the unallocated corporate expense is included in the selling, general and administrative expenses of Other Operations. See Note 1 of Statement of Operations Data.

Quarter Ended September 29, 2002 Comparison to Quarter Ended September 30, 2001

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the 2002 Q3 Period and the 2001 Q3 Period. EBITDA for the Properties was $0.5 million and $8.0 million for the 2002 and 2001 Q3 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company’s performance with that of its competitors, decreased from $9.1 million for the 2001 Q3 Period to $0.6 million for the 2002 Q3 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

	For the Quarters Ended

	Sept. 29, 2002	Sept. 30, 2001

	(in thousands)
Statement of Operations Data
Net Operating Revenues:
Fitzgeralds Las Vegas	$—	$12,675
Fitzgeralds Tunica	—	21,113
Fitzgeralds Reno	10,451	10,342
Fitzgeralds Black Hawk	—	9,525
Other	5	(10)

Total	$10,456	$53,645

Income (Loss) from Operations:
Fitzgeralds Las Vegas	$159	$(186)
Fitzgeralds Tunica	(94)	5,249
Fitzgeralds Reno	1,574	1,636
Fitzgeralds Black Hawk	(54)	2,649
Other (1)	(1,034)	(715)

Total Properties	551	8,633
Nevada Club	(24)	2

Total	$527	$8,635

Other Data
EBITDA (2):
Fitzgeralds Las Vegas	$159	$(148)
Fitzgeralds Tunica	(94)	5,200
Fitzgeralds Reno	1,574	1,674
Fitzgeralds Black Hawk	(54)	2,641
Other (1)	(1,027)	(1,323)

Total Properties	558	8,044
Nevada Club	(24)	2

Total EBITDA	534	8,046
Adjustments to EBITDA (3)	108	1,038

Adjusted EBITDA	$642	$9,084

(1)	Other includes corporate expenses not allocated to the Properties for the 2002 and 2001 Q3 Periods, which includes $0.3 and $0.7 million of post-petition professional fees and expenses included in reorganization items for the 2002 and 2001 Q3 Periods, respectively.

(2)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of post-petition professional fees and expenses net of interest income included as reorganization items of $0.08 million for the 2002 Q3 Period and $0.7 million for the 2001 Q3 Period.

Operating Revenues

Total revenues for the Properties were $12.3 million and net operating revenues were $10.5 million for the 2002 Q3 Period, representing decreases of 80.6% and 80.5%, respectively, over total revenues of $63.6 million and net operating revenues of $53.6 million for the 2001 Q3 Period. The decrease was due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Total net revenue for Fitzgeralds Reno increased 1.1% to $10.5 million for the 2002 Q3 Period from $10.3 million for the 2001 Q3 Period.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties represented 70.9% and 79.2% of total revenues for the Properties for the 2002 and 2001 Q3 Periods, respectively. Casino revenues for the Properties (of which approximately 76.2% and 87.4% were derived from slot machine revenues for the 2002 and 2001 Q3 Periods, respectively) decreased 82.7% to $8.7 million for the 2002 Q3 Period from $50.4 million for the 2001 Q3 Period. Casino revenues at Fitzgeralds Reno remained approximately the same at $8.7 million for both the 2002 and 2001 Q3 Periods.

Room revenues for the Properties (13.4% and 8.7% of total revenues for the Properties for the 2002 and 2001 Q3 Periods, respectively) decreased 70.1% from the 2001 Q3 Period. Fitzgeralds Reno room revenues increased 2.1% due to an increase in the average daily rate of 1.0% offset by a decrease in the average occupancy rate to 91.5% for the 2002 Q3 Period from 92.4% for the 2001 Q3 Period.

Food and beverage revenues for the Properties (14.3% and 10.4% of total revenues for the Properties for the 2002 and 2001 Q3 Periods, respectively) decreased 73.3% to $1.8 million for the 2002 Q3 Period. Food and beverage revenue at Fitzgeralds Reno increased 9.3% to $1.8 million for the 2002 Q3 Period from $1.6 million for the 2001 Q3 Period, as a result of increases in casino volume.

Other revenues for the Properties decreased 84.2% or $0.9 million for the 2002 Q3 Period.

Promotional allowances for the Properties decreased $8.1 million or 81.4% for the 2002 Q3 Period primarily as a result of the sale to Majestic. Promotional allowances for Fitzgeralds Reno increased 2.0% to $1.9 million for the 2002 Q3 Period from $1.8 million for the 2001 Q3 Period.

Operating Costs and Expenses

Total operating costs and expenses for the Properties decreased 78.0% to $9.9 million for the 2002 Q3 Period from $45.0 million for the 2001 Q3 Period primarily due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Total operating expenses for Fitzgeralds Reno increased 2.0% to $8.9 million for the 2002 Q3 Period from $8.7 million for the 2001 Q3 Period.

Casino expenses for the Properties were $4.0 million for the 2002 Q3 Period, a 82.3% decrease from $22.3 million for the 2001 Q3 Period. Food and beverage expenses for the Properties decreased 71.5% to $1.1 million for the 2002 Q3 Period from $3.9 million for the 2001 Q3 Period. Room expenses for the Properties decreased 84.4% to $0.5 million for the 2002 Q3 Period from $3.2 million for the 2001 Q3 Period. Selling, general and administrative expenses for the Properties decreased 71.0% to $4.2 million for the 2002 Q3 Period from $14.3 million for the 2001 Q3 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $0.08 million for the 2002 Q3 Period and $0.7 million for the 2001 Q3 Periods, respectively. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee, the Indenture Trustee, and the administrative fees paid to the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Properties decreased 79.1% to approximately $4.4 million for the 2002 Q3 Period from approximately $21.1 million for the 2001 Q3 Period. Such expenses are included in the operating departmental expense to which they relate on the consolidated statement of operations. Personnel expenses at Fitzgeralds Reno remained approximately the same at $4.4 million for both the 2002 and 2001 Q3 Periods.

Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased 76.4% or $2.5 million for the 2002 Q3 Period. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations. Marketing expense at Fitzgeralds Reno remained approximately the same at $0.8 million for both the 2002 and 2001 Q3 Periods.

Depreciation and amortization expenses for the Properties remained approximately the same at $0.007 million for the 2002 and 2001 Q3 Periods.

Income from Operations

Income from operations for the Properties was $0.6 million for the 2002 Q3 Period compared to income from operations of $8.6 million for the 2001 Q3 Period. Income from operations for Fitzgeralds Reno remained approximately the same at $1.6 million for both the 2002 and 2001 Q3 Periods.

Net Interest Expense

Interest expense for the Properties (net of interest income), decreased 33.5% to $0.3 million for the 2002 Q3 Period from $0.5 million for the 2001 Q3 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

Net income for the Properties was $0.2 million in the 2002 Q3 Period compared to a net income of $7.8 million in the 2001 Q3 Period primarily as a result of the sale to Majestic. Fitzgerald Reno’s net income decreased to $1.5 million for the 2002 Q3 Period from $1.6 million for the 2001 Q3 Period for the reasons discussed above.

Three Quarters Ended September 29, 2002 Comparison to Three Quarters Ended September 30, 2001

The table below sets forth Net Operating Revenues, Income (Loss) from Operations, EBITDA, Adjusted EBITDA and other financial data for the Cumulative 2002 Period and the Cumulative 2001 Period. EBITDA for the Properties was $(1.8) million and $23.8 million for the Cumulative 2002 and 2001 Periods, respectively. Adjusted EBITDA, which the Company uses as a reasonable measure of its ability to generate cash from operating activities and as a means to compare the Company’s performance with that of its competitors, decreased from $26.4 million for the Cumulative 2001 Period to $(0.6) million for the Cumulative 2002 Period. For a definition of EBITDA and Adjustments to EBITDA, see Notes 2 and 3, respectively, of Statement of Operations Data.

	For the Three Quarters Ended

	Sept. 29, 2002	Sept. 30, 2001

	(in thousands)
Statement of Operations Data
Net Operating Revenues:
Fitzgeralds Las Vegas	$—	$40,600
Fitzgeralds Tunica	—	63,176
Fitzgeralds Reno	28,948	29,933
Fitzgeralds Black Hawk	—	25,916
Other	29	25

Total	$28,977	$159,650

Income (Loss) from Operations:
Fitzgeralds Las Vegas	$(136)	$2,318
Fitzgeralds Tunica	(242)	15,579
Fitzgeralds Reno	2,255	2,928
Fitzgeralds Black Hawk	(439)	6,245
Other (1)	(3,239)	(2,670)

Total Properties	(1,801)	24,400
Nevada Club	(40)	(45)

Total	$(1,841)	$24,355

	For the Three Quarters Ended

	Sept. 29, 2002	Sept. 30, 2001

	(in thousands)
Other Data
EBITDA (2):
Fitzgeralds Las Vegas	$(136)	$2,356
Fitzgeralds Tunica	(242)	15,530
Fitzgeralds Reno	2,255	2,965
Fitzgeralds Black Hawk	(439)	6,238
Other (1)	(3,214)	(3,258)

Total Properties	(1,776)	23,831
Nevada Club	(40)	(45)

Total EBITDA	(1,816)	23,786
Adjustments to EBITDA (3)	1,184	2,657

Adjusted EBITDA	$(632)	$26,443

Net Cash Provided by (Used in) (4):
Operating Activities	$(1,564)	$15,708
Investing Activities	(149)	(1,686)
Financing Activities	(221)	(296)
Depreciation and Amortization	25	26
Capital Expenditures	296	1,390
Earnings to Fixed Charges (5):	—	10.0x

(1)	Other includes corporate expenses not allocated to the Properties for the 2002 and 2001 Q3 Periods, which includes $1.2 and $2.4 million of post-petition professional fees and expenses included in reorganization items for the Cumulative 2002 and 2001 Periods, respectively.

(2)	EBITDA is a supplemental financial measurement used by the Company in the evaluation of its gaming business and by many gaming industry analysts. EBITDA is calculated by adding depreciation and amortization expense to income from operations. At any property, EBITDA is calculated after the allocation of corporate costs. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(3)	Adjustments to EBITDA include (i) exclusion of EBITDA for Nevada Club for both periods presented; (ii) exclusion of post-petition professional fees and expenses, net of interest income included as reorganization items of $2.3 million for the Cumulative 2001 Period and $1.1 million for the Cumulative 2002 Period.

(4)	Includes financial results of Nevada Club for both periods presented.

(5)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charged Coverage Ratio was 10.0x for the Cumulative 2001 Period, primarily as a result of the reduction in depreciation and amortization and interest expense; however, earnings were insufficient to cover fixed charges by $2.8 million for the Cumulative 2002 Period.

Operating Revenues

Total revenues for the Properties were $33.1 million and net operating revenues were $29.0 million for the Cumulative 2002 Period, representing 82.4% and 81.8% decreases, respectively,

over total revenues of $187.4 million and net operating revenues of $159.7 million for the Cumulative 2001 Period. The decreases were due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Total net revenue for Fitzgeralds Reno decreased 3.3% to $28.9 million for the Cumulative 2002 Period from $29.9 million for the Cumulative 2001 Period.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Properties represented 72.2% and 78.8% of total revenues for the Properties for the Cumulative 2002 and 2001 Periods, respectively. Casino revenues for the Properties (of which approximately 75.5% and 86.8% were derived from slot machine revenues for the Cumulative 2002 and 2001 Periods, respectively) decreased 83.8% to $23.9 million for the Cumulative 2002 Period from $147.7 million for the Cumulative 2001 Period. Fitzgeralds Reno casino revenue decreased 2.5%.

Room revenues for the Properties (12.2% and 8.9% of total revenues for the Properties for the Cumulative 2002 and 2001 Periods, respectively) decreased 75.8% from the Cumulative 2001 Period. Fitzgeralds Reno room revenues decreased 6.6% due to a 3.3% decrease in the average daily rate and a decrease in the average occupancy rate to 86.6% for the Cumulative 2002 Period from 89.6% for the Cumulative 2001 Period.

Food and beverage revenues for the Properties (13.9% and 10.4% of total revenues for the Properties for the Cumulative 2002 and 2001 Periods, respectively) decreased approximately $14.9 million or 76.5% for the Cumulative 2002 Period. Food and beverage revenue for Fitzgeralds Reno increased 1.3% to $4.6 million for the Cumulative 2002 Period from $4.5 million for the Cumulative 2001 Period.

Other revenues for the Properties decreased 83.7% or $3.0 million for the Cumulative 2002 Period.

Promotional allowances for the Properties decreased $23.7 million or 85.3% for the Cumulative 2002 Period primarily as a result of the sale to Majestic. Promotional allowances for Fitzgeralds Reno increased 1.7% to $4.1 million for the Cumulative 2002 Period compared to $4.0 million for the Cumulative 2001 Period.

Operating Costs and Expenses

Total operating costs and expenses for the Properties decreased 77.2% to $30.8 million for the Cumulative 2002 Period from $135.3 million for the Cumulative 2001 Period primarily due to the sale of the Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Total operating expenses for Fitzgeralds Reno decreased 1.2% to $26.7 million for the Cumulative 2002 Period from $27.0 million for the Cumulative 2001 Period.

Casino expenses for the Properties were $12.1 million for the Cumulative 2002 Period, an 82.0% decrease from $67.3 million for the Cumulative 2001 Period. Food and beverage expenses for the

Properties decreased 73.5% to $3.1 million for the Cumulative 2002 Period from $11.7 million for the Cumulative 2001 Period. Room expenses for the Properties decreased 85.9% to $1.3 million for the Cumulative 2002 Period from $9.5 million for the Cumulative 2001 Period. Selling, general and administrative expenses for the Properties decreased 70.2% to $12.8 million for the Cumulative 2002 Period from $42.9 million for the Cumulative 2001 Period. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $1.1 million and $2.3 million for the Cumulative 2002 and 2001 Periods, respectively. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee and the Indenture Trustee, and administrative expenses paid to the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Properties decreased 79.5% to approximately $13.0 million for the Cumulative 2002 Period from approximately $63.2 million for the Cumulative 2001 Period. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations. Personnel expenses at Fitzgeralds Reno remained approximately the same at $12.9 million for both the Cumulative 2002 and 2001 periods.

Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased $7.6 million or 73.1% for the Cumulative 2002 Period. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations. Marketing expense at Fitzgeralds Reno remained approximately the same at $2.8 million for the Cumulative 2002 and 2001 periods.

Depreciation and amortization expenses for the Properties remained approximately the same at $0.026 million for the Cumulative 2002 and 2001 Periods.

Income from Operations

Loss from operations for the Properties was $1.8 million for the Cumulative 2002 Period compared to net income from operation of $24.4 million for the Cumulative 2001 Period. Income from operations for Fitzgeralds Reno decreased 23.0% to $2.3 million for the Cumulative 2002 Period from $2.9 million for the Cumulative 2001 Period.

Net Interest Expense

Interest expense for the Properties (net of interest income), decreased 34.5% to $0.9 million for the Cumulative 2002 Period from $1.4 million for the Cumulative 2001 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

Net loss for the Properties was $2.8 million in the Cumulative 2002 Period compared to a net income of $22.7 million in the Cumulative 2001 Period. The decrease is primarily due to the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic on December 6, 2001. Fitzgerald Reno’s net income decreased to $2.0 million for the Cumulative 2002 Period from $2.6 million for the Cumulative 2001 Period for the reasons discussed above.

Liquidity and Capital Resources

At September 29, 2002, the Company had unrestricted cash of $23.7 million, compared to $25.6 million at December 31, 2001. The Company’s net cash used in operating activities was $1.6 million during the Cumulative 2002 Period. Net cash used in investing activities was $0.1 million for the Cumulative 2002 Period and $1.7 million for the Cumulative 2001 Period. Net cash used in financing activities was $0.2 million and $0.3 million for the Cumulative 2002 and 2001 Periods, respectively.

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

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter until the closing of the sale to Majestic. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was tentatively approved by the Bankruptcy Court on November 1, 2002 and which will become fully approved upon entry of the Bankruptcy Court’s Order approving the amendment to the Restructuring Agreement. As of the filing date the Order has not been entered, however at the November 1, 2002 hearing, the Court stated that upon its entry, the Order would be effective November 1, 2002.

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

EBITDA and Adjusted EBITDA

The Company’s EBITDA was $(1.8) million for the Cumulative 2002 Period and $23.8 million for the Cumulative 2001 Period. EBITDA is calculated by adding depreciation and amortization expenses to income from operations. The Company’s Adjusted EBITDA was $(0.7) million for the Cumulative 2002 Period and $26.4 million for the 2001 Period. Adjusted EBITDA is determined based on the adjustments described in Note 3 to Statement of Operations Data. However, EBITDA should only be read in conjunction with all of the Company’s financial data summarized above and its financial statements prepared in accordance with GAAP appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with GAAP) as an indication of the Company’s operating performance or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. This presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 10.0x for the 2001 Period, however earnings were insufficient to cover fixed charges by $2.8 million for the 2002 Period.

Business Seasonality and Severe Weather

The gaming operations of the Company are seasonal and could be significant. At Fitzgeralds Reno business levels are typically weaker from Thanksgiving through the end of the winter and typically stronger from mid-June to mid-November. In addition, because of its proximity to a mountainous region, Reno is subject to severe weather, particularly during the winter months, that can and often does have an adverse impact on business.

Recently Issued or Adopted Accounting Standards

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company discontinued recording the amortization of its goodwill included in net assets held for sale subsequent to filing the Bankruptcy Cases. As of December 6, 2001, the Company wrote-down $13.0 million of its goodwill due to the sale of Fitzgeralds Black Hawk to Majestic.

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified. The provisions of this Statement, related to the rescission of Statement 4, should be applied in fiscal years beginning after May 15, 2002. Generally, SFAS 145 is effective for the Company’s fiscal year 2003. The Company has not elected to adopt the SFAS early. In addition the Company has not yet determined the impact of SFAS 145 on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. This statement address financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The statement requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS 146 is than an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company currently does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The fair market value of the Company’s fixed debt obligations was $51.9 million at December 31, 2001. Due to the Company’s bankruptcy filing, subsequent sale of a substantial portion of its assets, interim payments on the aggregate balance of accrued interest and principal on the Notes, as well as delays encountered in selling the Company’s remaining operating casino, the Company believes it is no longer possible to accurately determine the fair market value of its fixed debt obligations at September 29, 2002. The majority of the Company’s fixed debt obligations are comprised of the Company’s Notes. See Note 5 of Item 1. Long Term Debt, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Item 4

Controls and Procedures

     Based on the Chief Executive Officer and the Chief Financial Officer (the “Officers”), evaluations of the Company’s internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Officers have concluded that the effectiveness of such controls and procedures is satisfactory. Furthermore, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Reno Transportation Rail Access Corridor (ReTRAC) Project

In October 1998, the Reno City Council approved a special assessment district to finance a portion of the costs to lower the railroad tracks that run through downtown Reno, Nevada (the “ReTRAC Project”). Plans for the ReTRAC Project provide for the construction of a temporary rail bypass that will be used to divert rail traffic around the main railroad during construction. The City of Reno (the “City”) estimates that a period of more than three years will be required to complete the ReTRAC Project. The southern boundary of the bypass will extend out into the middle of Commercial Row, the street where Fitzgeralds Reno hotel entrance, valet parking area and hotel loading zone are situated.

Based on plans prepared by the City, Fitzgeralds Reno would expect to lose permanently approximately 3,802 square feet of land and temporarily 22,979 square feet of land through eminent domain, several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and may be required to relocate the hotel entrance currently on Commercial Row. The City has also indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway if underpinning during construction of the ReTRAC Project cannot preserve the structure. Implementation of the ReTRAC Project under these circumstances would cause the Company to suffer significant and permanent loss in business revenue and income; certain operating efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass.

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

On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which the City has estimated to be recently $282 million. On May 24, 2001, Fitzgeralds Reno commenced an action, CV-N-01-0329-PMP-RAM, in the United States District Court for the District of Nevada, against the Federal Highway Administration (“FHWA”), the Nevada Department of Transportation (“NDOT”), and the City (collectively, the “Defendants”) for violations of the National Environmental Policy Act (“NEPA”), codified at 42 U.S.C. §§ 4321-4327. The claims against all Defendants allege a violation of 42 U.S.C. § 4332 (Violation of NEPA: Failure to Consider Reasonable Alternatives & Failure to Consider and Provide Adequate Mitigation Measures). Specifically, Fitzgeralds Reno asserts the Defendants failed to consider the Partial Cover and Cut Tunnel Alternative and the use of the Feather River Route on a temporary basis, and failed to include a plan for mitigating the adverse environmental impacts, including construction disruption, loss of operating facilities, noise and vibration impacts, that will be caused by the ReTRAC Project and incurred by Fitzgeralds Reno and others.

On or about June 12, 2001, NDOT filed a motion to dismiss the Company’s NEPA complaint based on a claim of sovereign immunity and the Company moved to amend its complaint to substitute as a defendant the Director of NDOT, Thomas E. Stephens, for the Defendant NDOT, in lieu of considering NDOT’s Eleventh Amendment immunity claim. This unopposed motion was granted by the Court on August 17, 2001, and the Company filed its amended complaint on August 23, 2001. Defendant FHWA filed its answer to the Complaint on September 6, 2001 and Defendant Stephens filed his answer on October 3, 2001. The City filed a motion to dismiss the amended complaint so far as it named the City as defendant on September 6, 2001. On February 15, 2002, the United States District Court held a hearing to consider the City’s motion to dismiss. At the hearing, the Defendant FHWA and the Defendant NDOT joined the City’s motion to dismiss. The City’s motion to dismiss was fully argued and submitted to the Court for a ruling. On March 11, 2002, the Court issued an order dismissing all of the Company’s claims against the City. The Court ruled the ReTRAC Project must comply with NEPA but the specific federal aid statute under which the City is receiving funding for the ReTRAC Project does not explicitly require the local government body to consent to suit under NEPA. Accordingly, the Court found the City was not a proper party in the case. The Court, however, denied the motions to dismiss by FHWA and NDOT stating the Company is entitled to proceed on the claims against those agencies for a violation of NEPA. The Court has approved a procedural schedule that provides for the parties to submit legal briefs on the remaining NEPA claims against FHWA and NDOT. This schedule calls for the parties to file opening briefs by December 2, 2002, and answering briefs by January 17, 2003.

The City completed its construction cost analysis in July 2002. Construction contracts for the ReTRAC Project were awarded by the City Council on July 16, 2002. Preliminary construction activities have commenced and the Company has been informed by the City that eminent domain proceedings will be commenced at some time in the future to acquire from the Company fee title to approximately 3,802 square feet of land and a 4,524 square foot administrative office building owned and used by the Company, as well as temporary easements for approximately 22,979 square feet of land to facilitate construction of the ReTRAC Project.

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

Holiday Inn - Upon notification by Majestic of its intent to not enter into a new franchise agreement with Holiday Inn Franchising, Inc. (“Inn”), the Company filed a motion with the Bankruptcy Court on October 26, 2001 to remove its pre-petition franchise and other agreements with Inns from the list of agreements to be assumed and assigned to Majestic. On October 26, 2001, the Bankruptcy Court granted the motion. On or about July 9, 2002, the Bankruptcy Court entered an order granting the Company’s motion for an order authorizing the rejection of the franchise agreement. Inn disagreed with the rejection and subsequently filed an unsecured claim in Bankruptcy Court based upon the liquidated damage provision of the franchise agreement for $1.8 million. While the Company is contesting the allowance of such a claim by the Bankruptcy Court, the Company cannot predict the Bankruptcy Court’s ultimate resolution of such a claim.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 2002

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)

/s/ Michael E. McPherson Michael E. McPherson Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Philip D. Griffith, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Fitzgeralds Gaming Corporation (the “Registrant”)

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the report.

4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Dated:   November 12, 2002

/s/ Philip D. Griffith Philip D. Griffith President and Chief Executive Officer

CERTIFICATIONS

I, Michael E. McPherson, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Fitzgeralds Gaming Corporation (the “Registrant”)

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the report.

4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Dated: November 12, 2002

/s/ Michael E. McPherson Michael E. McPherson Executive Vice President and Chief Financial Officer