Form 10-K
period 2002-12-31
FITZGERALDS GAMING CORP
filed 2003-03-25
CIK 948087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 0-26518

FITZGERALDS GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0329170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3097 E. Warm Springs Rd Suite 100, Las Vegas NV 89120

(Address of principal executive offices)(Zip Code)

(702) 940 - 2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Cumulative Redeemable Preferred Stock, $.01 par value
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2002, the aggregate market value of Registrant’s Common Stock held by non-affiliates was not determinable. As of March 15, 2003, the number of outstanding shares of the Registrant’s Common Stock was 5,508,082. As of March 15, 2003, approximately 1,395,048 shares of the Registrant’s Common Stock were held by non-affiliates of the Registrant. The Registrant’s Common Stock is not listed or traded on any exchange. For purposes of determining the number of shares held by non-affiliates, all directors, officers, employees and five percent or greater owners of the Registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibit Index located on Page E-1

FITZGERALDS GAMING CORPORATION
2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General

Fitzgeralds Gaming Corporation (the “Company”) is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, located in downtown Las Vegas, Nevada (“Fitzgeralds Las Vegas”), Reno, Nevada (“Fitzgeralds Reno”), Tunica, Mississippi (“Fitzgeralds Tunica”), and Black Hawk, Colorado (“Fitzgeralds Black Hawk”). On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic Investor Holdings, LLC (“Majestic”). As of December 31, 2002, Fitzgeralds Reno, had a total of 885 slot machines, 25 table games and approximately 350 hotel rooms.

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

Bankruptcy

On December 5, 2000, the Company commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the “Bankruptcy Cases”) in the United States Bankruptcy Court for the Northern District of Nevada (the “Bankruptcy Court”). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the “Restructuring Agreement”) with the holders (the “Consenting Noteholders”) of a majority in interest of the Company’s 12.25% Senior Secured Notes (the “Notes”) issued under an indenture dated December 30, 1997 (the “Indenture”). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties as going concerns. The Company has been informed by Contrarian Capital Advisors L.L.C. (“Contrarian”), one of the Consenting Noteholders, that as of the date hereof substantially all of the Notes held by the Consenting Noteholders are now held by Contrarian and its affiliates.

Restructuring Agreement

The Restructuring Agreement provided a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture

(the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture.

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic. At that time, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the sale. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002. Pursuant to that order, the Company distributed $6.2 million to the Indenture Trustee to be applied to accrued and unpaid interest and principal. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agreed to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

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

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the purchase agreement with Majestic. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders executed an amendment to the Restructuring Agreement, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002 (the “Amended and Restated Restructuring Agreement”). The Amended and Restated Restructuring Agreement provided for the Company to attempt to conduct the auction sale of the one remaining operating property, Fitzgeralds Reno as soon as possible.

Under the terms of the Amended and Restated Restructuring Agreement, upon the closing of each sale of the Company’s assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, were required to be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Company’s assets remaining after such sales, including any notes received as part of the consideration for the sales of the Company’s assets and payment of remaining liabilities of the Company, were to have been transferred to a liquidating trust created for the benefit of the holders of the Notes and others under a plan of reorganization to be consistent with the terms of the Amended and Restated Restructuring Agreement.

On December 2, 2002, the Bankruptcy Court issued an Order approving the adequacy of the disclosures in the Company’s Disclosure Statement and setting deadlines for balloting and opposing confirmation of the Company’s Plan of Reorganization (the “Initial Plan”). The confirmation hearing on the Initial Plan was set for March 6, 2003 but was continued to April 21, 2003. A significant number of Consenting Noteholders, including several Consenting Noteholders managed by Contrarian, voted to reject the Initial Plan. The Company believes that these votes were in violation of the obligations of the Consenting Noteholders to vote in favor of the Initial Plan and declared the Consenting Noteholders in breach of the Amended and Restated Restructuring Agreement and filed with the Bankruptcy Court a motion seeking to disallow the votes. The motion to disallow the votes was set for hearing before the Bankruptcy Court on March 6, 2003.

Prior to the hearing on March 6, 2003, the Company and Contrarian agreed to Amendment No. 1 to the Amended and Restated Restructuring Agreement (the “Current Restructuring Agreement”) to provide, among other matters, (i) that Fitzgeralds Reno would not be sold, but would be retained by the Company and (ii) for an amendment to the Initial Plan (in the form of a Second Amended Plan of Reorganization (the “New Plan”)) to permit the conversion of the indebtedness due the holders of the Notes into equity of the successor to the Company. The Current Restructuring Agreement, the New Plan and the Supplemental Disclosure Statement to accompany Debtor’s Amended Plan of Reorganization (the “Disclosure Statement”) were filed with the Bankruptcy Court on March 20, 2003.

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

For further information concerning the Restructuring Agreement, please refer to our Current Report on Form 8-K dated, December 6, 2001, and our subsequent filing with the Securities and Exchange Commission. For further information concerning the Plan of Reorganization, please refer to our Current Report on Form 8-K dated February 27, 2003. Until such time as a Plan of Reorganization is confirmed by the Bankruptcy Court, the Current Restructuring Agreement, Disclosure Statement and New Plan are subject to change.

Operating Strategy

Although the Company continues to operate the remainder of its business as debtor in possession, because of the pendency of the Bankruptcy Cases, substantially all of the Company’s activities are subject to the supervision of the Bankruptcy Court. The Company cannot assure that the Bankruptcy Court will continue to permit it to operate, or that the Company will deem it to be appropriate to continue to operate, in the manner described below.

Pending consummation of all of the transactions contemplated by the Current Restructuring Agreement, the Company’s operating strategy is to increase profitability by utilizing its gaming brand and fully integrated player tracking system (the “Fitzgeralds Card”) to further penetrate the middle-market customer base. The Company’s operating strategy is characterized by several principal elements including:

Development of Gaming Brand

The Company has developed a gaming brand by using a consistent Irish Luck theme throughout the casino, hotel, restaurants and bars at its Reno property. The Company continues to use the Fitzgeralds brand pursuant to a license agreement since the sale of the Company’s other gaming properties to Majestic in December 2001. The Irish Luck theme incorporates various aspects of Irish folklore, such as leprechauns, horseshoes, four-leaf clovers, the Blarney Stone and a pot of gold at the end of a rainbow, as well as Irish music. The Company believes that its theme creates an exciting and comfortable environment together with a distinctive brand identity for customers. The Irish Luck theme allows the Company to capitalize on its belief that every casino guest wants to feel lucky and, by associating luck with the Fitzgeralds name, “Fitzgeralds Irish Luck” becomes unique.

Middle Market Customer Focus

The Company provides a high-quality casino entertainment experience at an affordable price to attract the middle market guests which it believes constitute the largest segment of potential gaming customers whom the Company can then identify, qualify and target for direct marketing activities. The importance of friendly and efficient service is stressed continuously through extensive employee training. The Company’s approach to business includes personal contact with trained hosts, moderately priced food, beverages and lodging, and the use of the Fitzgeralds Card as part of a frequent player recognition program. The Company believes that such an approach to business provides a comfortable, “Lucky” environment designed to promote customer loyalty, a high rate of repeat business.

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

Properties

Until December 6, 2001, the Company owned and operated two Nevada properties (Fitzgeralds Las Vegas and Fitzgeralds Reno), one Mississippi property (Fitzgeralds Tunica) and one Colorado property (Fitzgeralds Black Hawk) hereinafter referred to collectively as (the “Properties”). Currently, the Company’s only remaining gaming property is Fitzgeralds Reno, which the Company was actively attempting to sell pursuant to the terms of the Restructuring Agreement. Pursuant to the terms of the Current Restructuring Agreement, efforts to sell Fitzgeralds Reno will cease. Information on Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk is provided here only for historical purposes.

Fitzgeralds Las Vegas

Fitzgeralds Las Vegas is located on the city block bounded by Fremont, Carson, Third and Fourth Streets at the Fremont Street Experience in downtown Las Vegas. Substantially all of the assets and related liabilities of Fitzgeralds Las Vegas were sold to Majestic on December 6, 2001.

The Company had a 13-year franchise license agreement with Holiday Inns Franchising, Inc. (“Holiday Inns”), to operate the Fitzgeralds Las Vegas hotel as a Holiday Inn commencing in July 1996. Majestic elected not to enter into a new franchise agreement to replace the existing franchise agreement. On October 26, 2001, the Bankruptcy Court granted the Company’s motion to remove its pre-petition franchise and other agreements with Inns from the list of agreements to be assumed and assigned to Majestic and subsequently granted the Company’s motion to reject the franchise agreement. The Inns then filed an unsecured claim in Bankruptcy Court claiming liquidated damages under the franchise agreement of $1.8 million. The Company is contesting the allowance of the claim, but cannot predict the Bankruptcy Court’s ultimate resolution of the claim.

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

Fitzgeralds Reno

Fitzgeralds Reno, built in 1978, is located in downtown Reno on the corner of Virginia Street and Commercial Row next to the landmark Reno Arch. The Company acquired the facility in December 1986. At December 31, 2002, the facility consisted of a 16-story, 350-room hotel and a casino offering 885 slot machines, 25 table games, a 73-seat keno lounge and a sports book (operated by a third party). Amenities include three restaurants, four bars, an entertainment lounge and a gift shop. During the period from 1998 – 2001, the Company renovated portions of Fitzgeralds Reno at a cost of approximately $1.8 million. Historically, Fitzgeralds Reno leased parking spaces in an adjacent 834-space parking garage on an annual basis with no certainty that the lease would be renewed from year to year. Since available parking in downtown Reno is limited, on February 1, 2000, Fitzgeralds Reno acquired ownership of the garage for $3.0 million as well as an assignment of the underlying ground lease. The original term of the ground lease expires on February 28, 2013, and has been extended for one additional period of ten years.

The Fitzgeralds Reno marketing strategy is to capitalize on the high level of pedestrian traffic surrounding Fitzgeralds Reno, which is located in the heart of downtown Reno adjacent to the landmark Reno Arch. Fitzgeralds Reno maintains active sidewalk marketing programs aimed at attracting pedestrians into the casino. To further increase Fitzgeralds Reno’s appeal and convenience, the Company constructed an enclosed temperature-controlled, pedestrian bridge (the “Rainbow Skyway”), which connects the sidewalk located across the railroad tracks near the entrance to the Eldorado Hotel and Casino to the upgraded second floor casino of Fitzgeralds Reno. Fitzgeralds Reno guests entering via the Rainbow Skyway step into a “Lucky Forest” and are greeted at the Fitzgeralds Card Center. The second floor of the casino has been further upgraded with the addition of new slot machines, specialty table gaming products and a renovated restaurant in anticipation of increased traffic flow from the Rainbow Skyway. The cost of the Rainbow Skyway was approximately $2.3 million, of which $1.0 million was funded by the Union Pacific Railroad with the balance by the Company. The Rainbow Skyway was opened to the public in February 1998. The Rainbow Skyway was constructed over air rights that were acquired by the Company from the Southern Pacific Railroad. Such air rights may be subject to a claim of ownership (or claim of an ownership interest) by the United States of America. Although the Company believes it is unlikely that the United States of America would, in a manner adverse to the Company, exercise any right, title, or interest it may hold or obtain in the air rights parcel, no assurance can be made that such an exercise will not occur.

During the year ended December 31, 2002, average occupancy and average room rates were 83.8% and $47.20, respectively. With regard to the impact of the Reno Transportation Rail Access Corridor (ReTRAC) Project, see Item 3 -  Legal Proceedings.

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

Competition

There is intense competition among companies in the gaming industry, many of which have greater name recognition and financial and marketing resources than the Company. In addition to the regional competitors described below, the Company competes with gaming facilities nationwide, including land-based casinos in Nevada and other jurisdiction, not only for customers but also for employees and potential future gaming sites. The Company also competes, to some extent, with other forms of gaming on both a local and a national level, including state-sponsored lotteries, on and off-track wagering and card parlors. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States, and particularly the expansion of Indian Gaming in California, has affected competitive conditions faced by the Company and will continue to do so in the future. As of the date hereof, the filing of the Bankruptcy Cases has not had a material adverse impact on the Company’s gaming operations; however there can be no assurance that the Company will not incur a material adverse consequences in the future.

Reno Operations

Fitzgeralds Reno encounters strong competition from other hotel and casino facilities in the Reno area as well as competition from gaming establishments in other areas of Nevada and, to a lesser extent, other jurisdictions in the United States where gaming has been legalized (particularly Indian gaming establishments in California). Fitzgeralds Reno competes with other properties principally on the basis of location and direct marketing. Additional competition may come from the expansion or construction of other hotel and casino properties or the upgrading of other existing facilities in the Reno area. There can be no assurance that such growth will not adversely affect the pricing policies at Fitzgeralds Reno, including the room pricing policies.

In addition, management believes that the introduction of casino gaming or the expansion of presently conducted gaming operations, particularly at Indian casinos in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, is likely to continue to have an adverse effect on operations.

Pursuant to an amendment to the California Constitution, approved by voters in March 2000 and California tribal–state gaming compacts, casino gaming is now permitted in California. The maximum number of slots permitted for any one tribe is 2,000, with the maximum number of slots currently estimated to be 61,700 for the 53 tribes. The maximum number of allowed slots continue to be an issue and increases in the maximum number of slots allowed is being actively discussed between the tribes and the State of California. Three years after any Compact is approved, the tribe may renegotiate to request an increase in the number of its slot machines. California tribes have the right to operate “any banking or percentage card game”; however, although craps and roulette are not available as of the date hereof, they may become available.

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

Employees

As of December 31, 2002, the Company employed approximately 668 people. Approximately 660 people were employed at the Fitzgeralds Reno property with the balance employed at the Company’s corporate offices.

Trade Names, Trademarks and Service Marks

The Company believes that its distinctive trade names, trademarks and service marks are important. In connection with the December 2001 sale of the Company’s Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to Majestic, the Company negotiated a 99-year, royalty free license, to continue utilizing the trade names, trademarks and service marks in specified geographic areas generally comprising Northern Nevada, California, Oregon and Washington. If the rights are not adopted and continuously used anywhere in Oregon and Washington by December 6, 2011, their use in such locations thereafter during the term of the license would bear a market rate royalty to be determined. The license is subject to other customary terms and conditions and is not transferable without the consent of the licensor except in the event of the sale of Fitzgeralds Reno.

Governmental Regulation

Nevada Gaming Regulation

The ownership and operation of the Company’s Fitzgeralds Reno casino gaming facility subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the “Nevada Act”) and to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities (collectively, the “Nevada Gaming Authorities”).

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

The Company has established, and will be required to maintain, a Gaming Compliance Program for the purpose of, at a minimum, performing due diligence, determining the suitability of relationships with other entities and individuals and to review and ensure compliance by the Company, its subsidiaries and any affiliated entities, with the Act and Regulations and the laws and regulations of any other jurisdiction in which the Company or its subsidiaries or affiliates operate. The Gaming Compliance Program, any amendments thereto, and the members, one such members which shall be independent, shall be administratively reviewed and approved by the Chairman of the Nevada Board. The Company shall amend the compliance program or any element thereof, and perform such duties as may be assigned by the Chairman of the Nevada Board or his designee, related to review of activities relevant to the continuing qualification of the Company.

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

On or about June 12, 2001, NDOT filed a motion to dismiss the Company’s NEPA complaint based on a claim of sovereign immunity and the Company moved to amend its complaint to substitute as a defendant the Director of NDOT, Thomas E. Stephens, for the Defendant NDOT, in lieu of considering NDOT’s Eleventh Amendment immunity claim. This unopposed motion was granted by the Court on August 17, 2001, and the Company filed its amended complaint on August 23, 2001. Defendant FHWA filed its answer to the Complaint on September 6, 2001 and Defendant Stephens filed his answer on October 3, 2001. The City filed a motion to dismiss the amended complaint so far as it named the City as defendant on September 6, 2001. On February 15, 2002, the United States District Court held a hearing to consider the City’s motion to dismiss. At the hearing, the Defendant FHWA and the Defendant NDOT joined the City’s motion to dismiss. The City’s motion to dismiss was fully argued and submitted to the Court for a ruling. On March 11, 2002, the Court issued an order dismissing all of the Company’s claims against the

City. The Court ruled the ReTRAC Project must comply with NEPA but the specific federal aid statute under which the City is receiving funding for the ReTRAC Project does not explicitly require the local government body to consent to suit under NEPA. Accordingly, the Court found the City was not a proper party in the case. The Court, however, denied the motions to dismiss by FHWA and NDOT stating the Company is entitled to proceed on the claims against those agencies for a violation of NEPA. The remaining parties – Fitzgeralds Reno, FHWA and NDOT – filed cross motions for summary judgment on December 23, 2002. These parties’ oppositions to the respective cross motions for summary judgment were filed on February 18, 2003. The cross motions for summary judgment was orally argued on February 26, 2003. On March 6, 2003, Judge Pro entered an order and judgment dismissing Fitzgeralds Reno’s claim against the FHWA and NDOT on the grounds the claims raised did not satisfy the applicable “arbitrary and capricious” standard under NEPA and only alleged “generalized and speculative environmental harms.” The Company is evaluating its legal options concerning the Court’s decision and judgment.

The City completed its construction cost analysis in July 2002. Construction contracts for the ReTRAC Project were awarded by the City Council on July 16, 2002. Preliminary construction activities have commenced and on February 25, 2003, the City Council adopted a resolution of intent to commence in the future eminent domain proceedings against the Company to acquire from Fitzgeralds Reno fee title to approximately 3,802 square feet of land and a 4,524 square foot administrative office building owned and used by the Company, as well as temporary easements for approximately 22,979 square feet of land to facilitate construction of the ReTRAC Project. The Company also is discussing with the City certain federal government benefits for the relocation and displacement of businesses in connection with the ReTRAC Project.

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

The Company’s Common Stock is not listed or traded on any exchange. As of February 21, 2003, the Company had 42 shareholders of record.

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

The Company has not paid any cash dividends on its Common Stock and, because of the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement, the Company does not anticipate paying cash dividends (including those with respect to its Preferred Stock). For the same reasons the payment of dividends is no longer within the discretion of the Company’s Board of Directors.

The Current Restructuring Agreement requires, and the New Plan provides, that as part of the liquidation process, all of the existing common stock and preferred stock of the Company is to be canceled and extinguished without any payment. Therefore, no distribution will be made to holders of the existing capital stock of the Company.

Item 6.	Selected Financial Data

Fitzgeralds Gaming Corporation

	December 31,

	2002	2001	2000	1999	1998

	(in thousands except for per share amounts)
Statement of Operations Data:
Net Operating Revenues	$37,001	$196,031	$200,102	$191,845	$199,993
Income (Loss) from Operations (1)	(4,114)	9,969	14,481	11,399	21,680
Interest Expense, Net	1,207	4,528	30,803	29,168	26,646
Net Income (Loss)	(5,327)	4,317	(16,386)	(17,954)	(8,667)
Net loss per common share:
Net Loss	$(2.54)	$(0.58)	$(4.14)	$(5.35)	$(3.35)

	December 31,

	2002	2001	2000	1999	1998

Other Data:
Ratio of Earnings to Fixed Charges: (2)	—	1.8x	—	—	—
Net Cash Provided by (Used in):
Operating activities	$(7,989)	$(22,106)	$10,564	$21,089	$12,189
Investing activities	3,391	135,039	(13,647)	(1,961)	(5,451)
Financing activities	(6,486)	(105,617)	(739)	(10,051)	(8,509)
Depreciation and Amortization	30	34	13,978	14,203	13,671
Capital Expenditures	541	1,815	13,508	6,184	9,352
Balance Sheet Data:
Cash	$14,525	$25,609	$8,181	$22,116	$13,039
Total Assets	35,466	51,372	188,048	206,796	209,197
Net Assets held for Sale	12,490	12,000	170,388	—	—
Short-Term Debt	122	111	110	203,840	4,940
Long-Term Debt	2,174	2,296	2,407	598	208,204
Liabilities subject to compromise	91,989	97,335	242,870	—	—
Preferred stock, net of offering costs and discounts	52,553	43,902	36,406	29,963	24,401
Stockholders’ Deficiency	(114,760)	(100,783)	(97,605)	(74,496)	(51,300)

(1)	Income (loss) from operation (i) excludes write-off by Fitzgeralds Reno of $3.2 million inter-company debt from Nevada Club in 1999; (ii) the Company recorded allowances of $0.2 million in 1998 against the book value of Nevada Club assets held for sale to write such assets down to estimated net realizable value, and recorded expenses of $0.1 million in 1998 for the anticipated net settlement obligation relating to certain land lease payments and property-related costs arising out of the Company’s purchase and subsequent sale of Harolds Club in 1995; (iii) includes $11.4 million in gain on sale of assets to Majestic in 2001; (iv) includes the write-down of assets of $14.8 million and $13.0 million at Fitzgeralds Reno and Fitzgeralds Black Hawk, respectively in 2001; (v) management fees from Cliff Castle for 1998; (vi) payments from the Turning Stone settlement agreement for 1998; and (vii) non-recurring revenue of $8.0 million for termination of the Cliff Castle Management Agreement in 1998;

(2)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 1.8x for the year ended December 31, 2001; however, earnings were insufficient to cover fixed charges by $5.3 million, $16.4 million, $18.0 million and $10.0 million for the years ended December 31, 2002, 2000, 1999 and 1998, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Bankruptcy

On December 5, 2000, the Company commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the “Bankruptcy Cases”) in the United States Bankruptcy Court for the Northern District of Nevada (the “Bankruptcy Court”). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the “Restructuring Agreement”) with the holders (the “Consenting Noteholders”) of a majority in interest of the Company’s 12.25% Senior Secured Notes (the “Notes”) issued under an indenture dated December 30, 1997 (the “Indenture”). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties as going concerns. The Company has been informed by Contrarian Capital Advisers L.L.C. (“Contrarian”), one of the Consenting Noteholders, that as of the date hereof substantially all of the Notes held by the Consenting Noteholders are now held by Contrarian and its affiliates.

The Restructuring Agreement provided a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture.

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic. At that time, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the sale. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002. Pursuant to that order the Company distributed $6.2 million to the Indenture Trustee to be applied to accrued and unpaid interest and principal. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agreed to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

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

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the purchase agreement with Majestic. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders executed the Amended and Restated Restructuring Agreement. The Amended and Restated Restructuring Agreement provided for the Company to attempt to conduct the auction sale of the one remaining operating property, Fitzgeralds Reno as soon as possible.

Under the terms of the Amended and Restated Restructuring Agreement, upon the closing of each sale of the Company’s assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, were required to be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Company’s assets remaining after such sales, including any notes received as part of the consideration for the sales of the Company’s assets and payment of remaining liabilities of the Company, were to have been transferred to a liquidating trust created for the benefit of the holders of the Notes and others under a plan of reorganization to be consistent with the terms of the Amended and Restated Restructuring Agreement.

On December 2, 2002, the Bankruptcy Court issued an Order approving the adequacy of the disclosures in the Company’s Disclosure Statement, setting deadlines for balloting an opposing confirmation of the Company’s Initial Plan. The Confirmation hearing on the Initial Plan was set for March 6, 2003 but was continued to April 21, 2003. A significant number of Consenting Noteholders, including several Consenting Noteholders managed by Contrarian, voted to reject the Initial Plan. The Company believes that these votes were in violation of the obligations of the Consenting Noteholders to vote in favor of the Initial Plan and declared the Consenting Noteholders in breach of the Amended and Restated Restructuring Agreement and filed with the Bankruptcy Court a motion seeking to disallow the votes. The motion to disallow the votes was set for hearing before the Bankruptcy Court on March 6, 2003.

Prior to the hearing on March 6, 2003, the Company and Contrarian agreed to the Current Restructuring Agreement to provide, among other matters, (i) that Fitzgeralds Reno would not be sold, but would be retained by the Company and (ii) for an amendment to the Initial Plan (in the form of a New Plan) to permit the conversion of the indebtedness due the holders of the Notes into equity of the successor to the Company. The Current Restructuring Agreement, the New Plan and the Supplemental Disclosure Statement to accompany Debtor’s Disclosure Statement were filed with the Bankruptcy Court on March 20, 2003.

As a result of the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk on December 6, 2001, operating revenue and expenses for these three properties will not reflect a full year of operations when comparing results for the year 2001 to the year 2000. In addition, the comparison for the year 2002 to the year 2001 will not be meaningful due to the sale of the three properties mentioned above.

Unless otherwise noted, the narrative discussion below is focused on the results of the Company’s Properties. Unless the context otherwise indicates, the discussion below excludes Nevada Club, which was closed in December 1997 pending completion of its sale which occurred in June 1999, and in management’s opinion, is not material to the ongoing operations of the Company. Corporate expense of $1.0 million per year was allocated to each of the Properties for 2001 and 2000. Such expenses are included in selling, general and administrative expenses at each of the Operating Properties. In 2002, the Company charged corporate expense of $0.05 million to Fitzgeralds Reno, and, Fitzgeralds Reno incurred $0.4 million of net expense for services previously provided by the Company. The remainder of the unallocated corporate expense is included in the selling, general and administrative expenses of Other Operations of the Properties. See Note 3 of Statement of Operations Data.

Results of Operations

The following table sets forth for the periods indicated certain Statement of Operations Data and Other Data for the Company’s Properties.

	Year Ended December 31,

Statement of Operations Data	2002	2001	2000

	(in thousands)
Net Operating Revenues:
Fitzgeralds Las Vegas	$—	$49,440	$52,139
Fitzgeralds Tunica	—	76,713	75,062
Fitzgeralds Reno	36,967	38,333	40,241
Fitzgeralds Black Hawk	—	31,511	32,506
Other	34	34	154

Total	$37,001	$196,031	$200,102

Income (Loss) from Operations (1):
Fitzgeralds Las Vegas	$(223)	$(24,040)	$(7)
Fitzgeralds Tunica	(212)	41,972	9,018
Fitzgeralds Reno (2)	1,909	(11,796)	2,716
Fitzgeralds Black Hawk (3)	(486)	7,224	6,385
Other (4)	(5,105)	(3,317)	(3,581)

Total Properties	(4,117)	10,043	14,531
Nevada Club	3	(74)	(50)

Total	$(4,114)	$9,969	$14,481

Other Data
Net Cash Provided by (Used in)
Operating Activities	$(7,989)	$(22,106)	$10,564
Investing Activities	3,391	135,039	(13,647)
Financing Activities	(6,486)	(105,617)	(739)
Depreciation and Amortization	30	34	13,978
Capital Expenditures	541	1,815	13,508
Ratio of Earnings to Fixed Charges (5)	—	1.8x	—

(1)	Includes loss on sale of assets of $25.3 million for Fitzgeralds Las Vegas and a gain on sale of assets of $24.1 million and $12.7 million for Fitzgeralds Tunica and Fitzgeralds Black Hawk, respectively, to Majestic in 2001. Such gains are included in Reorganization items.

(2)	Includes write down of property and equipment of $14.8 million in 2001.

(3)	Includes write-down of assets of $13.0 million in 2001 at Fitzgeralds Black Hawk.

(4)	Other includes corporate expenses not allocated to the Operating Properties for all periods presented, which includes $3.2 million of pre-petition professional fees and expenses incurred with the Company’s restructuring for 2000, and approximately $1.8 million, $3.5 million and $0.1 million of post-petition professional fees and expenses, net of interest income included as reorganization items in 2002, 2001 and 2000, respectively.

(5)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 1.8x for the year ended December 31, 2001; however, earnings were insufficient to cover fixed charges by $5.3 million and $16.4 million for the years ended December 31, 2002 and 2000, respectively.

Fiscal 2002 Comparison to Fiscal 2001

Operating Revenues

Total revenues for the Properties were $42.5 million and net operating revenues were $37.0 million for 2002, representing decreases of 81.6% and 81.1%, respectively, over total revenues for the Properties of $231.2 million and net operating revenues of $196.0 million for 2001. The decreases were substantially all the result of the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to Majestic on December 6, 2001. Total operating revenue for Fitzgeralds Reno decreased 2.4% to $42.5 million for 2002 from $43.5 million for the 2001.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms (except for Fitzgeralds Black Hawk) and other. Casino revenues (of which approximately 75.6% and 86.9% were derived from slot machine revenues for 2002 and 2001, respectively) decreased 83.2% to $30.7 million for 2002 from the $182.1 million recorded for 2001. Substantially all of the decrease was a result of the sale to Majestic. Casino revenues at Fitzgeralds Reno decreased to $30.7 million for 2002 from $31.4 million for 2001.

Room revenues (11.9% and 8.9% of total revenues for 2002 and 2001, respectively) decreased 75.2% from $20.5 million in 2001 to $5.1 million in 2002. Substantially all of the decrease was a result of the sale to Majestic. Fitzgeralds Reno room revenues decreased 6.1%, from $5.4 million in 2001 to $5.1 million in 2002, due to a combination of decrease in the average occupancy rate to 83.8% in 2002 from 87.6% in 2001 and a 2.8% decrease in the average daily rate.

Food and beverage revenues (14.1% and 10.5% of total revenues for 2002 and 2001, respectively) decreased 75.3%, from $24.2 million in 2001 to $6.0 million in 2002. Substantially all of the decrease was a result of the sale to Majestic. Food and beverage revenue at Fitzgeralds Reno increased 2.6% to $6.0 million for 2002 from $5.8 million for 2001.

Other revenues decreased from $4.4 million in 2001 to $0.8 million in 2002, a decrease of 81.8% for 2002. Substantially all of the decrease was a result of the sale to Majestic.

Promotional allowances showed a net decrease of 84.3% to $5.5 million for 2002 from $35.2 million for 2001. Substantially all of the decrease was a result of the sale to Majestic. Promotional allowances for Fitzgeralds Reno increased 6.5% to $5.5 million for 2002 from $5.2 million for 2001.

Operating Costs and Expenses

Total operating costs and expenses for the Properties decreased 77.9%, to $41.1 million for 2002 from $186.0 million for 2001. Substantially all of the decrease was a result of the sale to Majestic. Total operating expenses for Fitzgeralds Reno decreased 30.1% to $35.1 million for 2002 from $50.1 million for 2001. The decrease at Fitzgeralds Reno was primarily due to the write-down of assets of $14.8 million in 2001.

Casino expenses were $15.8 million for 2002, an 81.6% decrease from $85.7 million for 2001. Food and beverage expenses decreased 72.3% to $4.0 million for 2002 from $14.4 million for 2001. Room expenses decreased 85.0% to $1.8 million for 2002 from $11.7 million in 2001. Selling, general and administrative expenses decreased 66.7% to $17.4 million for 2002 from $52.3 million for 2001. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the informal committee (the “Committee”) representing holders of a majority in interest of the Notes. Substantially all of the decrease was a result of the sale to Majestic.

Personnel expenses decreased 77.1%, to $17.2 million for 2002 from $75.0 million for 2001. Substantially all of the decrease was a result of the sale to Majestic. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations. Personnel expenses at Fitzgeralds Reno increased 1.7%, to $17.2 million for 2002 from $16.9 million for 2001.

Marketing expenses, which include advertising, promotional material and special events, decreased 70.9%, to $3.9 million for 2002 from $13.4 million for 2001. Substantially all of the decrease was a result of the sale to Majestic. The Company’s strategy is to continue to adjust marketing expense levels as needed to respond to competition. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations. Marketing expense at Fitzgeralds Reno increased 1.7%, to $3.9 million for 2002 from $3.8 million for 2001.

Depreciation and amortization expense decreased 10.5% to $0.030 million for 2002 from $0.034 million for 2001.

Income from Operations

As a result of the foregoing, income from operations for the Properties decreased from $10.0 million for 2001 to a loss from operations of $4.1 million for 2002. Income from operations for Fitzgeralds Reno increased to $1.9 million for 2002, from a loss from operations of $11.8 million for 2001. The increase for Fitzgeralds Reno is due to the write down of assets of $14.8 million in 2001.

Net Interest Expense

Interest expense (net of interest income) decreased 73.3% to $1.2 million for 2002 from $4.5 million for 2001. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Income

For the reasons cited above, net income for the Properties decreased from $4.2 million for 2001 to a net loss of $5.3 million in 2002. Fitzgeralds Reno’s net income increased to $1.7 million for 2002 from a net loss of $15.1 million for 2001 for the reasons discussed above.

Fiscal 2001 Comparison to Fiscal 2000

Operating Revenues

Total revenues for the Properties were $231.2 and net operating revenues was $196.0 for 2001, representing decreases of 1.3% and 2.0%, respectively, over total revenues for the Properties of $234.1 million and net operating revenues of $200.1 million for 2000. Such decreases were largely the result of the sale of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to Majestic on December 6, 2001.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms (except for Fitzgeralds Black Hawk) and other. Casino revenues (of which approximately 86.9% and 85.1% are derived from slot machine revenues for 2001 and 2000, respectively) increased 0.2% to $182.1 million for 2001 from the $181.7 million recorded for 2000.

Room revenues (at 8.9% and 9.4% of total revenues for 2001 and 2000, respectively) decreased 7.1% from $22.1 million in 2000 to $20.5 million in 2001. Fitzgeralds Las Vegas room revenues decreased 11.7% from $8.5 million in 2000 to $7.5 million in 2001, as its average daily rate decreased 7.4%, and the average occupancy rate decreased to 91.9% in 2001 from 92.1% in 2000. Fitzgeralds Reno room revenues decreased 0.9%, from $5.5 million in 2000 to $5.4 million in 2001, as a decrease in the average occupancy rate to 87.6% in 2001 from 88.9% in 2000 was offset by a 0.5% increase in the average daily rate. Fitzgeralds Tunica room revenues decreased 6.5%, from $8.1 million for 2000 to $7.6 million in 2001, as an increase in the average occupancy rate to 94.5% in 2001 from 92.5% in 2000 was offset by a 2.2% decrease in the average daily rate.

Food and beverage revenues (at 10.5% and 11.0% of total revenues for 2001 and 2000, respectively) decreased 6.3%, from $25.8 million in 2000 to $24.2 million in 2001 primarily due to the sale of assets to Majestic.

Other revenues decreased 3.3% from $4.6 million in 2000 to $4.4 million in 2001.

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

Personnel expenses decreased 9.1%, to $75.0 million for 2001 from $82.5 million for 2000, primarily as a result of the December 6, 2001 sale. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations.

Marketing expenses at Fitzgeralds Reno, which include advertising, promotional material and special events, decreased 11.1%, to $13.4 million for 2001 from $15.1 million for 2000. The Company’s strategy is to utilize its expanded and renovated facilities as additional marketing elements and to continue to adjust marketing expense levels as needed to respond to competition. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

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

Liquidity and Capital Resources

At December 31, 2002, the Company had unrestricted cash of $14.5 million compared to $25.6 million at December 31, 2001. The Company’s net cash used in operating activities during 2002 was $8.0 million. Net cash provided by investing activities was $3.4 million for 2002, compared to $135.0 million for

2001. In 2001 net cash provided by investing activities included proceeds from the sale of assets to Majestic on December 6, 2001. Net cash used in financing activities was $6.5 million for 2002 compared to $105.6 million for 2001. In 2001, with the proceeds from the sale of the assets, the Company repaid a portion of the Notes in accordance with the Restructuring Agreement.

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

The Restructuring Agreement provided a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. On December 5, 2000, the Company commenced the Bankruptcy Cases in the Bankruptcy Court. For further information concerning the Bankruptcy Cases and related matters, see Item 1. Business – Bankruptcy – Restructuring Agreement and Purchase Agreement.

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter until the closing of the sale to Majestic. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002. Pursuant to that order, the Company distributed $6.2 million to the Indenture Trustee to be applied to accrued and unpaid interest and principal. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agreed to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations, and the portion of rent expense deemed to represent interest. The Fixed Charge Coverage Ratio was 1.8x for the year ended December 31, 2001. However, earnings were insufficient to cover fixed charges by $5.3 million and $16.4 million for the years ended December 31, 2002 and 2000, respectively.

Business Seasonality

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

Critical Accounting Policies and Estimates

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

Recently Issued Accounting Pronouncements

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not anticipate that the adoption of FIN No. 45 will have a material impact on the consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to the transition and disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 with early adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 148 will have a material impact on the consolidated financial statements.

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

The fair market value of the Company’s fixed debt obligations was $51.9 million at December 31, 2001. Due to the Company’s bankruptcy filing, subsequent sale of a substantial portion of its assets, interim payments on the aggregate balance of accrued interest and principal on the Notes, as well as delays encountered in selling the Company’s remaining operating casino, the Company believes it is no longer possible to accurately determine the fair market value of its fixed debt obligations at December 31, 2002. The majority of the Company’s fixed debt obligations are comprised of the Company’s Notes.

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at December 31, 2002, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates to be material.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is listed under Item 15 of Part IV of this Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.	Directors, Executive Officers and Significant Employees of Registrant

The following tables set forth certain information with respect to directors, executive officers and significant employees of the Company as of December 31, 2002:

Directors and Executive Officers

Name	Age	Position(s) Held

Philip D. Griffith	57	Chairman, President and Chief Executive Officer
Philip P. Hannifin	68	Director
Patricia W. Becker	51	Director
Max L. Page	53	Director; Executive Vice President and a
		director of Fitzgeralds Reno, Inc., and
		General Manager of Fitzgeralds Reno
Michael E. McPherson	51	Executive Vice President, Chief Financial
		Officer, Treasurer and Secretary
Paul Manske	62	Executive Vice President of Marketing

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company’s unaudited financial statements included in Forms 10-Q subsequent to the date of this Annual Report on Form 10-K will be reviewed by the Company’s independent certified public accountants in accordance with the procedure set forth in Statement on Accounting Standards No. 71.

The Compensation Committee reviews and makes recommendations to the Board of Directors with respect to salaries, bonuses and other compensation of the Company’s executive officers. The members of the Compensation Committee are Philip P. Hannifin and Patricia W. Becker, as Chairperson.

Directors who are also employees of the Company do not receive any compensation for their services as directors. During 2002, non-employee directors were paid fees of $40,000 per year and $1,000 per Board meeting attended in person or telephonically. Commencing February 1, 2003 non-employee directors will be paid fees of $20,000 per year. Ms. Becker is also chairperson of the Gaming Compliance Committee (a non-Board committee) for which she was paid an additional fee of $53,000 per year and $1,000 per Committee meeting attended in person or telephonically in 2002. Mr. Hannifin is also chairman of the Audit Committee for which he was paid an additional fee of $27,500 per year and $1,000 per Committee meeting attended in Person or telephonically. Ms. Becker and Mr. Hannifin also participate in all health insurance plans generally available to the Company’s employees. The Company reimburses each director for reasonable out-of-pocket expenses incurred in his or her capacity as a member of the Board of Directors. No payments are made for actions taken in writing. Each director attended all of the meetings of the Board and the committees on which he or she served during the fiscal year ended December 31, 2002.

In accordance with requirements of the Sarbanes-Oxley Act of 2002 and the Regulations adopted pursuant thereto, on December 11, 2002, the Board of Directors established a Disclosure Committee and approved and adopted the Disclosure Committee Charter, Disclosure Policy and Standards of Business Conduct and Ethics. The Disclosure Committee membership is comprised of Philip D. Griffith, President and Chief Executive Officer, Michael E. McPherson, Executive Vice President and Chief Financial Officer, and Phillip P. Hannifin, Chairperson of the Audit Committee of the Company.

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

The following table sets forth a summary of the compensation paid by the Company in the three fiscal years ended December 31, 2002, 2001 and 2000 to the Company’s Chief Executive Officer and each of its other most highly compensated executive officers (collectively the “named executive officers”). The named executive officers include: (i) each person who served as Chief Executive Officer during 2002; (ii) each person who (a) served as an executive officer at December 31, 2002, (b) was among the four most highly paid executive officers of the Company, not including the Chief Executive Officer, during 2002; and (c) received over $100,000 in compensation in 2002; (iii) up to two persons who would be included under clause (ii) above had they served as an executive officer at December 31, 2002; and (iv) certain persons who served as executive officers of a subsidiary of the Company. Titles refer to the Company unless otherwise indicated.

Summary Compensation Table

					Long-Term
	Annual Compensation(1)				Compensation

				Other
				Annual	Securities	All Other
	Fiscal			Compensation	Underlying	Compensation
Name & Position	Year	Salary ($)	Bonus ($)(2)	($)(3)	Options (#)	($)(4)

Philip D. Griffith	2002	671,556	—	—	—	594,828
Chairman, President &	2001	604,546	273,000	—	—	3,789,495
Chief Executive Officer	2000	576,715	320,000	—	—	180,723
Michael E. McPherson	2002	281,100	—	—	—	87,478
Executive Vice President,	2001	268,440	95,000	—	—	798,364
Chief Financial Officer,	2000	255,673	105,000	—	—	13,942
Treasurer & Secretary
Paul H. Manske	2002	275,700	—	—	—	155,178
Executive Vice President	2001	266,308	95,000	—	—	811,516
Marketing	2000	254,478	105,000	—	—	25,285
Max L Page	2002	275,700	—	—	—	95,344
Director; Executive Vice	2001	266,562	80,000	—	—	793,469
President of FRI & General	2000	253,846	95,000	—	—	16,472
Manager of Fitzgeralds Reno
Domenic Mezzetta(5)	2002	—	—	—	—	—
Vice President of FMI	2001	203,735	—	—	—	8,960
& General Manager of Fitzgeralds Tunica	2000	205,255	24,700	—	—	5,783

(1)	Amounts shown include cash compensation earned for the periods reported whether paid or accrued in such periods.

(2)	Amounts shown in 2001 represent bonus compensation earned in 2001 and not calculable or paid at the time of filing the Form 10-K for the fiscal year ending December 31, 2001.

(3)	Other Annual Compensation for perquisites for each individual named above for 2002, 2001 and 2000 aggregated less than (a) 10% of the total annual salary and bonus for each individual or (b) $50,000, whichever is lower; therefore, no such amounts are included.

(4)	Amounts represent premiums for life insurance and long-term disability policies, medical benefits and the Company’s Profit Sharing and 401(k) contributions. In fiscal 2002, the Company’s Profit Sharing and 401(k) contributions were $2,750, $2,750, $2,750 and $2,496 for Messrs. Griffith, McPherson, Manske and Page respectively. During 2002, the Company paid $19,025, $15,109, $78,948 and $23,582 in medical benefits for Messrs. Griffith, McPherson, Manske and Page, respectively. During 2002, the Company paid $103,748 in premiums for split dollar, term life insurance and long-term disability policies for Mr. Griffith and $2,576, $6,436 and $2,131 in premiums for term life insurance and long-term disability policies for Messrs. McPherson, Manske and Page, respectively. Pursuant to the Restructuring Agreement, Messrs. Griffith, McPherson, Manske and Page received additional compensation of $469,305, $67,044, $67,044 and $67,044, based on net proceeds distributed to holders of its Notes in 2002. See “Executive Compensation – Senior Management Incentive Program,” “Employment Agreements with Executive Officers and Key Employees” and “Business Restructuring Agreement.”

(5)	Mr. Mezzetta resigned as Vice President of FMI and General Manager of Fitzgeralds Tunica on December 6, 2001.

Option Grants

The Company did not grant any stock options during fiscal years ended December 31, 2002 and 2001. During 2000, a total of 271,000 stock options expired. The Company has never granted stock appreciation rights.

Option Exercises

No named executive officers exercised stock options during the fiscal year ended December 31, 2002 or held unexercised stock options as of December 31, 2002.

Employment Agreements with Executive Officers and Key Employees

The Company has entered into employment agreements with Messrs. Griffith, McPherson, Manske and Page to serve in their present offices for terms expiring June 28, 2003, July 5, 2003, September 1, 2003, and September 1, 2003, respectively. Pursuant to the Amended and Restated Agreement Regarding Pre-negotiated Restructuring dated as of November 1, 2002, Mr. Griffith, among other things, agreed to have his annual salary reduced by $30,000 per quarter commencing November 1, 2002; $40,000 per quarter commencing February 1, 2003; and $50,000 per quarter commencing May 1, 2003 and all subsequent quarters thereafter. As of February 21, 2003, Messrs. Griffith, McPherson, Manske and Page have annual salaries of $445,500, $275,700, $275,700 and $275,700, respectively, and their respective employment agreements generally provide for annual merit increases. The employment agreements also provide that such persons will participate in the Company’s executive compensation plans, health plan and any other benefit plan established for selected officers of the Company and that in the event of a termination of employment without “good cause” (as defined in the agreements), such persons will be entitled to any unpaid salary in a specified percentage through the remainder of the term of their respective agreement. It is not anticipated that such Employment Agreement will continue for more than four months after a Plan of Reorganization is confirmed by the Bankruptcy Court.

Consistent with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors. In accordance with the Restructuring Agreement, the Company has agreed not to assume these employment agreements as provided for in Section 365 of the Bankruptcy Code.

Executive Bonus Plan

The Company had previously established an Executive Bonus Plan to provide the senior executive officers of the Company with a performance-based compensation program. Effective January 1, 1999, the Company revised the threshold established for bonus consideration to take into account the termination of management and consulting services provided to Indian operations in Arizona and New York. The new threshold was $25.0 million in earnings before interest, taxes, depreciation and amortization, prior to accruing bonus expense and adjusted for extraordinary, non-recurring items deemed non-operational in nature. The bonus amount started at 1.4% at the $25.0 million level and increased by one-tenth of one percent for each $1.0 million above $25.0 million up to a maximum of 3%. Although the Bankruptcy Court entered an order to the effect that the Executive Bonus Plan would remain in place during the Bankruptcy Cases, pursuant to the Amended and Restated Restructuring Agreement Messrs. Philip D. Griffith, Paul H. Manske, Michael E. McPherson and Max L. Page (collectively referred to as “Senior Management”) agreed to forgo compensation pursuant to the Executive Bonus Plan for operating years commencing January 1, 2002. Prior to the Amended and Restated Restructuring Agreement the Compensation Committee had discretion concerning the payment of executive bonuses.

Stock Option Incentive Plan

Prior to the commencement of the Bankruptcy Cases, the Company had adopted a Stock Option Incentive Plan (the “Stock Option Plan”) which was approved by stockholders in August 1997. The Stock Option Plan provides for the grant of options to purchase Common Stock of the Company that are intended either to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or not intended to qualify (“non-qualified stock options”). All officers, directors, employees, consultants, advisers, independent contractors and agents are eligible to receive options under the Stock Option Plan, except that only employees could receive incentive stock options. The maximum number of shares available for issuance under the Stock Option Plan is 1,000,000. At December 31, 2002, there were no stock options outstanding under the Stock Option Plan. Since there are no options outstanding under the Stock Option Plan, no options will be granted and the Stock Option Plan will be terminated in connection with the Bankruptcy Cases, a description of the Stock Option Plan would not be meaningful.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of the Company is comprised of Philip P. Hannifin and Patricia W. Becker, as Chairperson. Ms. Becker was not an officer or employee of the Company during or prior to 2002. Mr. Hannifin was not an officer or employee of the Company during 2002.

Senior Management Incentive Program

On December 21, 2000, the Bankruptcy Court approved a senior management incentive program (the “Incentive Program”) as contemplated by the Restructuring Agreement. In accordance with the Restructuring Agreement, Senior Management agreed, subject to the Restructuring Agreement not being terminated, that their pre-petition employment agreements with the Company would not be assumed pursuant to Section 365 of the Bankruptcy Code. In consideration of the Incentive Program, Senior Management further agreed to forego alternative employment opportunities in favor of remaining with the Company through December 31, 2001 in order to maintain the stability of operations, maintain the Company’s existing gaming licenses pending the sale of its operating properties and to ensure a more orderly liquidation process. It is not anticipated that such Employment Agreement will continue for more than four months after the Plan of Reorganization is confirmed by the Bankruptcy Court.

In consideration of their services to the Company, the Incentive Program provides for Senior Management to receive: (i) the compensation and benefits provided for in their respective pre-petition employment agreements until the sale of the Reno property; (ii) an incentive cash distribution generally computed as a percentage of the net proceeds from the sale of certain of the Company’s assets distributed to the holders of the Notes in excess of $115.0 million; (iii) a retention and severance payment equal to an aggregate of $2.4 million; and (iv) payments of up to $2.0 million in consideration for entering into non-competition agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The table below sets forth to the best of the Company’s knowledge certain information regarding the beneficial ownership of the Common Stock as of February 21, 2003 by (i) each person who beneficially owned more that 5% of the outstanding Common Stock; (ii) each director of the Company; (iii) each other person named in the Summary Compensation Table (See Item 11 - Executive Compensation); and (iv) all executive officers and directors of the Company as a group.

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

Prior to 2002, the Company provided executive and administrative services to each of its significant subsidiaries and allocated a portion of its corporate overhead to each such significant subsidiary. This allocation did not necessarily reflect the costs incurred by the Company in connection with such support and accordingly, such allocation did not necessarily reflect that which could be obtained from an unaffiliated party. In 2002, the Company charged to Fitzgeralds Reno corporate expenses of $0.05 million. In connection with the Bankruptcy Cases all transactions other than transactions entered into in the ordinary course of business on terms generally made available to third parties, will be subject to review and approval by the Bankruptcy Court.

In conjunction with the winding down of its affairs, as well as the orderly liquidation of assets and liabilities of the Company pursuant to the filing of its bankruptcies, and after obtaining the Bankruptcy Court approval, the Company entered into a contract with Meritage Employer Services, LLC (“Meritage”) on June 1, 2001 to assist in certain areas of that process. Meritage agreed to hire the 16 employees of the Company’s risk management department and to provide (1) health benefits design, claims processing and administration services, (2) liability claims investigation and administration services, (3) property and casualty insurance consulting and (4) workers compensation claims processing and administration. The amount of fees paid by the Company to Meritage for 2002 and 2001 totaled $579,233 and $604,800, respectively, plus reimbursable expenses and deposits. Meritage ownership is comprised of Senior Management, outside director Phil Hannifin, and a former executive of the Company, Kathleen Bryant.

Item 14.	Controls and Procedures

Based on the Chief Executive Officer and the Chief Financial Officer (the “Officers”), evaluations of the Company’s internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Officers have concluded that the effectiveness of such controls and procedures is satisfactory. Furthermore, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements. The following financial statements are attached:
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended
December 31, 2002, 2001, and 2000
Consolidated Statements of Stockholders’ Deficiency for the Years Ended
December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
2. Financial Statement Schedules.
Schedule II — Consolidated Valuation and Qualifying Accounts.
Other Financial Statement Schedules are not required.
3. Exhibits. Refer to (c) below
(b)	Reports on Form 8-K. For the last quarter of the fiscal year ended
December 31, 2002, the Company filed the following reports on Form 8-K:
Report on Form 8-K, Item 2 and 5, filed on February 27, 2003.
(c)	Exhibits. Reference is made to the Index to Exhibits immediately preceding the exhibits thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2003.

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

Signature	Title	Date

/s/ Philip D. Griffith	Chairman, President, Chief Executive	March 25, 2003
Officer and Director (Principal
Philip D. Griffith	Executive Officer)

/s/ Michael E. McPherson	Executive Vice President, Chief	March 25, 2003
Financial Officer, Treasurer and
Michael E. McPherson	Secretary (Principal Financial and
Accounting Officer)

/s/ Philip P. Hannifin	Director	March 25, 2003

Philip P. Hannifin

/s/ Patricia W. Becker	Director	March 25, 2003

Patricia W. Becker

/s/ Max L. Page	Director	March 25, 2003

Max L. Page

CERTIFICATIONS

     I, Philip D. Griffith, certify that:

1)	I have reviewed this annual report on Form 10-K of Fitzgeralds Gaming Corporation (the “Registrant”)

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the report.

4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6)	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Dated: March 25, 2003

/s/ Philip D. Griffith
Philip D. Griffith
President and Chief Executive Officer

CERTIFICATIONS

     I, Michael E. McPherson, certify that:

1)	I have reviewed this annual report on Form 10-K of Fitzgeralds Gaming Corporation (the “Registrant”)

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the report.

4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)		The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6)		The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Dated:	March 25, 2003	/s/ Michael E. McPherson
Michael E. McPherson
Executive Vice President and Chief
Financial Officer

INDEPENDENT AUDITORS’ REPORT

Fitzgeralds Gaming Corporation:

We have audited the accompanying consolidated balance sheets of Fitzgeralds Gaming Corporation and subsidiaries (the “Company”) (Debtor-in-Possession) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fitzgeralds Gaming Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule taken as a whole, presents fairly in all material respects the information set forth therein.

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

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
February 21, 2003

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

ASSETS	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$14,525,248	$25,609,012
Accounts receivable, net of allowance for doubtful accounts of $24,412 and $49,000	357,196	455,759
Inventories	464,550	493,020
Prepaid expenses:
Gaming taxes	697,191	1,316,804
Other	756,614	1,628,389

Total current assets	16,800,799	29,502,984

PROPERTY AND EQUIPMENT, net	70,139	55,397

OTHER ASSETS:
Net assets held for sale	12,490,263	12,000,000
Restricted cash	4,399,464	8,184,732
Other assets	1,705,445	1,629,020

Total other assets	18,595,172	21,813,752

TOTAL	$35,466,110	$51,372,133

See notes to consolidated financial statements		(Continued)

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED BALANCE SHEETS (CONTINUED)
DECEMBER 31, 2002 AND 2001

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	2002	2001

LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Current portion of long-term debt	$121,946	$110,791
Accounts payable	1,220,203	1,248,228
Accrued and other:
Payroll and related	1,334,562	2,567,982
Progressive jackpots	72,138	73,458
Outstanding chips and tokens	72,421	170,835
Other	689,619	638,193

Total current liabilities	3,510,889	4,809,487
DUE TO MAJESTIC	—	3,812,945
LONG-TERM DEBT, net of current portion	2,173,642	2,295,588

Total liabilities not subject to compromise	5,684,531	10,918,020
LIABILITIES SUBJECT TO COMPROMISE	91,989,338	97,335,321

Total liabilities	97,673,869	108,253,341

COMMITMENTS AND CONTINGENCIES (Notes 8 and 14)
CUMULATIVE REDEEMABLE PREFERRED STOCK
$.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $36,345,989 and $28,630,707 recorded at liquidation preference, net of unamortized offering costs and discount of $3,793,419 and $4,728,546 respectively	52,552,570	43,902,161

STOCKHOLDERS’ DEFICIENCY
Common stock, $.01 par value; 29,200,000 shares authorized; 5,508,082 shares issued and outstanding	55,080	55,080
Additional paid-in-capital	23,675,511	23,675,511
Accumulated deficit	(138,490,920)	(124,513,960)

Total stockholders’ deficiency	(114,760,329)	(100,783,369)

TOTAL	$35,466,110	$51,372,133

     See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

OPERATING REVENUES:
Casino	$30,675,029	$182,099,883	$181,724,286
Food and beverage	5,976,575	24,192,643	25,809,006
Rooms	5,080,463	20,497,604	22,060,254
Other	799,058	4,398,948	4,549,683

Total	42,531,125	231,189,078	234,143,229
Less promotional allowances	5,530,198	35,158,058	34,041,653

Net	37,000,927	196,031,020	200,101,576

OPERATING COSTS AND EXPENSES:
Casino	15,775,848	85,714,549	84,739,719
Food and beverage	4,004,888	14,432,471	15,398,511
Rooms	1,763,134	11,745,026	12,793,036
Other operating expense	357,065	2,001,112	2,115,389
Selling, general and administrative	17,431,748	52,292,223	56,446,676
Depreciation and amortization	30,342	33,886	13,977,855
Write-down of assets and lease settlement	—	27,769,923	—
Reorganization items	1,751,579	(7,927,561)	149,536

Total	41,114,604	186,061,629	185,620,722

INCOME (LOSS) FROM OPERATIONS	(4,113,677)	9,969,391	14,480,854
OTHER INCOME (EXPENSE):
Interest income	66,973	154,210	1,039,946
Interest expense (contractual interest for 2002 and 2001 of $20,934,872 and $35,274,245, respectively)	(1,273,929)	(4,682,388)	(31,842,584)
Loss on sale of assets	(5,918)	(1,125,130)	(50,316)
Other income (expense)	—	1,365	(14,226)

NET INCOME (LOSS)	(5,326,551)	4,317,448	(16,386,326)
PREFERRED STOCK DIVIDENDS	(8,650,409)	(7,496,002)	(6,443,648)

NET LOSS APPLICABLE TO COMMON STOCK	$(13,976,960)	$(3,178,554)	$(22,829,974)

NET LOSS PER COMMON SHARE	$(2.54)	$(0.58)	$(4.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,082	5,508,082	5,508,082

     See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency

BALANCE, JANUARY 1, 2000	5,508,082	$55,080	$23,954,220	$(98,505,432)	$(74,496,132)
Net loss	—	—	—	(16,386,326)	(16,386,326)
Preferred stock dividends	—	—	—	(6,443,648)	(6,443,648)
Expired stock options	—	—	(278,709)	—	(278,709)

BALANCE, DECEMBER 31, 2000	5,508,082	55,080	23,675,511	(121,335,406)	(97,604,815)
Net income	—	—	—	4,317,448	4,317,448
Preferred stock dividends	—	—	—	(7,496,002)	(7,496,002)

BALANCE, DECEMBER 31, 2001	5,508,082	55,080	23,675,511	(124,513,960)	(100,783,369)
Net loss	—	—	—	(5,326,551)	(5,326,551)
Preferred stock dividends	—	—	—	(8,650,409)	(8,650,409)

BALANCE, DECEMBER 31, 2002	5,508,082	$55,080	$23,675,511	$(138,490,920)	$(114,760,329)

     See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,326,551)	$4,317,448	$(16,386,326)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,342	33,886	13,977,855
Amortization of note discount and offering costs	1,029,980	544,625	2,164,691
Write down of assets and lease settlement	—	27,769,923	—
Loss on sale of assets	5,918	1,125,132	50,316
Gain on sale of assets to Majestic	—	(11,397,357)	—
Reorganization items incurred in connection with chapter 11 and related legal proceedings	1,751,579	3,469,796	149,536
Write down of deferred stock options	—	—	(278,709)
Changes in working capital, net of assets sold and liabilities assumed:
(Increase) decrease in accounts receivable, net	98,563	303,430	(436,719)
(Increase) decrease in advances to affiliated companies	(148,255)	(5,200,369)	97,774
Decrease in inventories	28,470	23,971	254,916
(Increase) decrease in prepaid expenses	1,491,388	371,095	(758,532)
Increase in other assets	(76,425)	(194,834)	(81,422)
Increase (decrease) in accounts payable	(28,025)	1,016,653	(2,792,761)
Increase (decrease) in due to Majestic	(3,812,945)	3,812,945	—
Increase in liabilities subject to compromise	—	149,835	120,125
Decrease in accrued interest	—	(44,813,080)	—
Increase (decrease) in accrued and other liabilities	(1,281,728)	30,235	14,632,357

Net cash provided by (used in) operating activities before reorganization items	(6,237,689)	(18,636,666)	10,713,101
Reorganization items:
Interest received on cash accumulated because of the bankruptcy proceedings	345,613	650,835	—
Professional fees paid for services rendered in connection with the bankruptcy proceedings	(1,886,247)	(3,278,095)	—
Other reorganization items incurred in connection with chapter 11 and related legal proceedings	(210,945)	(842,536)	(149,536)

Net cash provided by (used in) operating activities	(7,989,268)	(22,106,462)	10,563,565

     See notes to consolidated financial statements

(Continued)

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	141,049,970	41,971
Acquisition of property and equipment	(393,996)	(1,814,797)	(10,889,665)
Increase (decrease) in restricted cash	3,785,268	(4,195,732)	(2,799,000)

Net cash provided by (used in) investing activities	3,391,272	135,039,441	(13,646,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Secured Notes	(6,227,708)	(105,266,358)	—
Repayment of long-term debt	(258,060)	(350,869)	(739,205)

Net cash used in financing activities	(6,485,768)	(105,617,227)	(739,205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,083,764)	7,315,752	(3,822,334)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	25,609,012	8,181,388	22,115,594
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, BEGINNING OF YEAR	—	10,111,872
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE, END OF YEAR	—	—	(10,111,872)

CASH AND CASH EQUIVALENTS END OF YEAR	$14,525,248	$25,609,012	$8,181,388

     See notes to consolidated financial statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

The Company incurred net loss of $5.3 million in 2002 and net income of $4.3 million in 2001. The Company is highly leveraged as total indebtedness including the 12.25% Senior Secured Notes which mature December 15, 2004 (the “Notes”) was $95.8 million at December 31, 2002 and $101.5 million at December 31, 2001. The Company’s stockholders’ deficiency was $114.8 million and $100.8 million at December 31, 2002 and 2001, respectively.

The accompanying financial statements have been prepared on a going concern basis. At December 31, 2002, liabilities exceeded assets by approximately $62.2 million and stockholders’ deficiency was $114.8 million. The Company’s inability to meet the interest payment on the Notes, along with its recurring losses from operations in prior years, negative working capital and stockholders’ capital deficiency, raise substantial doubt about its ability to continue as a going concern.

2.	PETITION FOR RELIEF UNDER CHAPTER 11

General

On December 5, 2000, the Company commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the “Bankruptcy Cases”) in the United States Bankruptcy Court for the Northern District of Nevada (the “Bankruptcy Court”). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the “Restructuring Agreement”) with the holders (the “Consenting Noteholders”) of a majority in interest of the Company’s 12.25% Senior Secured Notes (the “Notes”) issued under an indenture dated December 30, 1997 (the “Indenture”). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties as going concerns. The Company has been informed by Contrarian Capital Advisors L.L.C. (“Contrarian”), one of the Consenting Noteholders, that as of the date hereof substantially all of the Notes held by the Consenting Noteholders are now held by Contrarian and its affiliates.

The Restructuring Agreement provided a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture.

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic. At that time, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the sale. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002. Pursuant to that order, the Company distributed $6.2 million to the Indenture Trustee to be applied to accrued and unpaid interest and principal. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agreed to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

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

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the purchase agreement with Majestic. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders executed an amendment to the Restructuring Agreement, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002, (the “Amended and Restated Restructuring Agreement.”) The Amended and Restated Restructuring Agreement provided for the Company to attempt to conduct the auction sale of the one remaining operating property, Fitzgeralds Reno as soon as possible.

Under the terms of the Amended and Restated Restructuring Agreement, upon the closing of each sale of the Company’s assets, the net proceeds of the collateral for the Notes, less certain reserves for management incentives and other liabilities, were required to be distributed to the Indenture Trustee for the benefit of and distribution to the holders of the Notes in accordance with the Indenture. All of the Company’s assets remaining after such sales, including any notes received as part of the consideration for the sales of the Company’s assets and payment of remaining liabilities of the Company, were to have been transferred to a liquidating trust created for the benefit of the holders of the Notes and others under a plan of reorganization to be consistent with the terms of the Amended and Restated Restructuring Agreement.

On December 2, 2002, the Bankruptcy Court issued an Order approving the adequacy of the disclosures in the Company’s Disclosure Statement and setting deadlines for balloting an opposing confirmation of the

Company’s Plan of Reorganization (the “Initial Plan”). The confirmation hearing on the Initial Plan was set for March 6, 2003 but was continued to April 21, 2003. A significant number of Consenting Noteholders, including several Consenting Noteholders managed by Contrarian, voted to reject the Initial Plan. The Company believes that these votes were in violation of the obligations of the Consenting Noteholders to vote in favor of the Initial Plan and declared the Consenting Noteholders in breach of the Amended and Restated Restructuring Agreement and filed with the Bankruptcy Court a motion seeking to disallow the votes. The motion to disallow the votes was set for hearing before the Bankruptcy Court on March 6, 2003.

Prior to the hearing on March 6, 2003, the Company and Contrarian agreed to Amendments No. 1 to the Amended and Restated Restructuring Agreement (the “Current Restructuring Agreement”) to provide, among other matters, (i) that Fitzgeralds Reno would not be sold, but would be retained by the Company and (ii) for an amendment to the Initial Plan (in the form of a Second Amended Plan of Reorganization (the “New Plan”)) to permit the conversion of the indebtedness due the holders of the Notes into equity of the successor to the Company. The Current Restructuring Agreement, the New Plan and the Supplemental Disclosure Statement to accompany Debtor’s Amended Plan of Reorganization (the “Disclosure Statement”) were filed with the Bankruptcy Court on March 20, 2003.

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

For further information concerning the Restructuring Agreement, please refer to our Current Report on Form 8-K dated, December 6, 2001, and our subsequent filing with the Securities and Exchange Commission. For further information concerning the Plan of Reorganization, please refer to our Current Report on Form 8-K dated February 27, 2003. Until such time as the Plan of Reorganization is confirmed by the Bankruptcy Court, the Restructuring Agreement, Disclosure Statement and Plan of Reorganization are subject to change.

Reorganization Items

As of December 31, 2002 and 2001, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

	2002	2001

Reorganization items:
Post-petition professional fees	$1,886,247	$3,278,095
U. S. trustee fees	62,662	206,750
Other	148,283	635,786
Gain on sale of assets to Majestic	—	(11,397,357)
Interest earned on accumulated cash resulting from the bankruptcy proceedings	(345,613)	(650,835)

	$1,751,579	$(7,927,561)

Liabilities Subject to Compromise

At December 31, 2002 and 2001, liabilities subject to compromise consisted of the following:

	2002	2001

Liabilities subject to compromise:
Notes	$93,505,934	$99,733,642
Discount on the Notes	(288,154)	(613,709)
Debt offering costs on the Notes	(1,350,147)	(2,054,572)
Unsecured creditors	121,705	269,960

	$91,989,338	$97,335,321

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Debt Offering Costs - Costs associated with the issuance of the Notes are deferred and amortized over the life of the indebtedness using the effective interest method. In 2001, the Company wrote-off the cost associated with the issuance of the Notes in proportion with the amount paid on the Notes.

Restricted Cash – At December 31, 2002 and 2001, restricted cash represents interest bearing certificates of deposit with a bank securing letters of credit for various workers’ compensation and insurance plans (see Note 14). At December 31, 2002 and 2001 a deposit of $2,400,000 is held in an escrow account for the benefit of the Company related to the implementation of a senior management incentive and retention program in conjunction with the Restructuring Agreement (see Note 2). At December 31, 2001 $3,761,166 of cash was held in an escrow in compliance with the Purchase and Sale Agreement dated as of November 22, 2000, as amended on December 4, 2000 and November 1, 2001.

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

Casino Revenue – is the net win from gaming activities, which is the difference between gaming wins and losses. Food and beverage and room revenue includes the aggregate amounts generated by those departments at the each of the Operating Properties.

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

	2002	2001	2000

Hotel	$700,232	$3,502,458	$3,067,565
Food and beverage	2,637,412	13,199,027	13,389,226
Other	—	572,390	524,426

Total	$3,337,644	$17,273,875	$16,981,217

Advertising Costs – Advertising expenditures are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $1,587,534, $4,696,846 and $5,308,556 for the years ended December 31, 2002, 2001 and 2000, respectively.

Federal Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carry forwards.

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

Fair Value of Financial Instruments - The Company believes, based on current information, that the carrying value of the Company’s cash and cash equivalents, restricted cash, accounts receivable, advances, and accounts payable approximates fair value because of the short maturity of those instruments. The Notes were trading at approximately 55% of the face value at December 31, 2001. Due to the Company’s bankruptcy filing, subsequent sale of a substantial portion of its assets, interim payments on the aggregate balance of accrued interest and principal on the Notes, as well as delays encountered in selling the Company’s remaining operating casino, the Company believes it is no longer possible to accurately determine the fair market value of its fixed debt obligations at December 31, 2002. The Company is unable to estimate the fair value of its Preferred Stock since no market quotes for such securities are readily available. The Company estimates that the fair value of all other long-term debt approximates its carrying value because interest rates on the debt approximate market rates.

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

Recently Issued Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of this statement relate to the rescission of Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria must be reclassified. The provisions of this Statement, related to the rescission of Statement 4, should be applied in fiscal years beginning after May 15, 2002. Generally, SFAS 145 is effective for the Company’s fiscal year 2003. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not anticipate that the adoption of FIN No. 45 will have a material impact on the consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to the transition and disclosure provisions are effective for financial statements for fiscal years ending after December 15, 2002 with early adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 148 will have a material impact on the consolidated financial statements.

Bankruptcy Related Accounting – The Company has accounted for all transactions related to the Bankruptcy Cases in accordance with Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, which was issued by the American Institute of Certified Public Accountants in November 1990. Accordingly, liabilities subject to compromise under the Bankruptcy Cases have been segregated on the Consolidated Balance Sheet and are recorded for the amounts that is expected to be allowed under the Restructuring Agreement (see Note 2). In addition, the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the period ended December 31, 2002 and December 31, 2001 disclose expenses related to the Bankruptcy Cases under “Reorganization Items”. The Company will continue to present its Cash Flow using the indirect method.

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

Reclassification – Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 method of presentation.

4.	STATEMENTS OF CASH FLOWS INFORMATION

The following supplemental disclosure is provided as part of the consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000:

Cash paid for interest, net of amounts capitalized, during the years ended December 31, 2002, 2001 and 2000 was $237,542, $45,046,705 and $13,343,195, respectively.

Certain non-cash operating, investing and financing activities were as follows:

Long-term contracts payable of $147,269 were incurred in 2002 and $2,618,420 were incurred in 2000. The acquisition in 2000 includes a parking garage for Fitzgeralds Reno. In 2001, no additional new equipment was acquired through long-term contracts payable.

During 2002, 2001 and 2000, accumulated deficit was increased by $8,650,409, $7,496,002 and $6,443,648 for preferred stock dividends consisting of $7,715,282, $6,658,852 and $5,747,076 and $935,127, $837,150 and $696,572 accretion of discount on preferred stock.

During 2000, additional paid-in-capital decreased by $278,709 due to the expiration of the stock options.

See Note 2 and Note 6 for a summary of Assets Held for Sale and Liabilities Subject to Compromise

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31,

			Estimated
			Service
	2002	2001	Life

Land used in casino operations	$4,555,894	$4,555,894	—
Buildings and improvements	13,483,794	28,207,276	7-40 years
Site improvements	29,427	29,427	20 years
Furniture, fixtures and equipment	15,148,282	14,675,080	3-12 years

	33,217,397	47,467,677
Less write-down of assets	—	(14,764,341)
Less accumulated depreciation and amortization	(20,656,995)	(20,672,939)

	12,560,402	12,030,397
Construction in progress	—	25,000

	12,560,402	12,055,397
Less net assets held for sale	(12,490,263)	(12,000,000)

Total	$70,139	$55,397

Total property and equipment at December 31, 2002 and 2001 is compromised of furniture and fixtures for the Company’s corporate offices. Substantially all property and equipment is pledged as collateral on long-term debt.

6.	NET ASSETS HELD FOR SALE

On December 1, 2000, the Company entered into the Restructuring Agreement with the Consenting Noteholders. The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties. The sale to Majestic was consummated on December 6, 2001. The purchase price for substantially all of the Assets of Fitzgeralds Las Vegas, Fitzgeralds Tunica, and Fitzgeralds Black Hawk properties was $149.0 million, subject to certain adjustments and holdbacks specified in the purchase agreement, which resulted in net proceeds prior to distributions of approximately $146.9 million.

As of December 31, 2002 and 2001 assets included in net assets held for sale of $12.5 million and $12.0 million, respectively, consists mainly of property and equipment transferable upon the sale of Fitzgerald Reno.

Net property and equipment held for sale consists of the following at December 31,

			Estimated
	2002	2001	Service Life

Land used in casino operations	$4,555,894	$4,555,894	—
Buildings and improvements	13,483,794	28,207,276	7-40 years
Site improvements	29,427	29,427	20 years
Furniture, fixtures and equipment	14,880,974	14,452,856	3-12 years

	32,950,089	47,245,453
Write-down of asset	—	(14,764,341)
Less accumulated depreciation and amortization	(20,459,826)	(20,506,112)

	12,490,263	11,975,000
Construction in progress	—	25,000

Total	$12,490,263	$12,000,000

7.	LONG TERM DEBT

The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes stated maturity date is on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999. Under the Note Indenture, an Event of Default occurred on July 15, 1999, and continued until the Company filed the Bankruptcy Cases. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the December 6, 2001 sale to Majestic. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002. Upon obtaining approval from the Bankrutpcy Court for the new threshold of $16.5 million, the Company distributed $6.2 million to the Indenture Trustee to be applied to accrued and unpaid interest and principal.

Long-term debt outstanding at December 31,

	2002	2001

The Notes; (net of unamortized discount of $288,154 in 2002 and $613,709 in 2001)	$93,217,781	$99,119,933
Note payable to acquire a parking garage secured by the parking garage; monthly installments of $21,713, including interest at 10.0% with final balloon payment due February 2010	2,130,163	2,175,225
Contracts payable secured by certain equipment due in maximum aggregate monthly installments of $5,500 and $40,792, with varying maturity dates through 2005 and 2006, respectively	165,425	231,154

Total debt	95,513,369	101,526,312
Less liabilities subject to compromise	(93,217,781)	(99,119,933)
Less net assets held for sale	—	—
Less current portion	(121,946)	(110,791)

Long term debt	$2,173,642	$2,295,588

The scheduled maturities of long-term debt are as follows for the year ending December 31,

2003	$121,946
2004	134,290
2005	77,713
2006	67,133
2007	74,140
Thereafter	1,820,366
Unknown	93,217,781

Total	$95,513,369

8.	COMMITMENTS

Future minimum rental payments under operating leases with non-cancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2003	$645,199
2004	507,987
2005	457,193
2006	457,193
2007	457,193
Thereafter	7,381,731

Total	$9,906,496

Such operating lease commitments primarily relate to equipment, signs, warehouses and ground leases on which the Company’s buildings and equipment reside. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $865,484 and $2,133,291 and $2,797,177, respectively.

Employment Agreements – The Company has entered into employment agreements with certain senior executives of the Company. In addition to their respective salaries, the employment agreements also provide that such senior executives will participate in the Company’s executive compensation plans, health plan and any other benefit plan established for selected officers of the Company and that in the event of a termination of employment without “good cause” (as defined in the agreements), such persons will be entitled to any unpaid salary in a specified percentage through the remainder of the term of their respective agreement.

Consistent with industry practice, the Company has entered into employment agreements with certain of its other vice presidents and departmental directors. In accordance with the Restructuring Agreement, the Company has agreed not to assume these employment agreements as provided in Section 365 of the Bankruptcy Code.

9.	RELATED PARTY TRANSACTIONS

In order to facilitate the winding down of its affairs, as well as the orderly liquidation of assets and liabilities of the Company pursuant to the filing of its bankruptcies, and after obtaining the Bankruptcy Court approval the Company entered into a contract with Meritage Employer Services, LLC (“Meritage”) on June 1, 2001 to assist in that process. Meritage agreed to hire the 16 employees of the Company’s risk management department and to provide (1) health benefits design, claims processing and administration services, (2) liability claims investigation and administration services, (3) property and casualty insurance consulting and (4) workers compensation claims processing and administration. The amount of fees paid by the Company to Meritage for 2002 and 2001 totaled $579,233 and $604,800, respectively plus reimbursable expenses and deposits. Meritage ownership is comprised of Senior Management, outside director, Phil Hannifin, and a former executive of the Company, Kathleen Bryant.

10.	PROFIT SHARING PLAN

The Company has contributory profit-sharing plans for eligible employees. The Company’s contribution to the plans for any year, as determined by the Board of Directors, is discretionary. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.

The Company amended the plans to include a 401(k) savings plan whereby eligible employees may contribute up to 20% of their salary, which is matched by the Company at 25 cents per employee dollar contributed, up to a maximum of 6% of their salary. The Company’s matching contributions were $95,770, $340,674 and $346,377 for the years ended December 31, 2002, 2001 and 2000.

Each employee age 21 or older completing 1,000 or more hours of service during the twelve-month period preceding the entry dates, January 1, April 1, July 1 or October 1, is eligible to participate in the plans.

In addition, the Company contributes to multi-employer defined contribution pension plans under various union agreements. Contributions based on wages paid to covered employees, were $342,172 and $351,847 for the years ended December 31, 2001 and 2000.

11.	STOCKHOLDERS’ DEFICIENCY

The Restructuring Agreement requires that all of the existing Common Stock and Preferred Stock of the Company to be canceled and extinguished without payment therefor. It is not expected that any distribution will be made to holders of the existing capital stock of the Company.

Preferred Stock

As part of a public offering of $123.0 million senior secured notes (the “1995 Notes”), the Company issued 800,000 shares of Preferred Stock with a liquidation preference of $20 million ($25 per share), plus accrued and unpaid dividends. Cash dividends on the Preferred Stock were payable out of funds legally available therefor (when and if declared by the Company’s Board of Directors) in an amount equal to 15% of the liquidation preference. Dividends not paid (whether or not declared) are cumulative from December 19, 1995 and compounded quarterly. The Indenture restricts the Company’s ability to pay dividends on the Preferred Stock, and the Company has no current intention to pay any dividends on the Preferred Stock. The Preferred Stock was redeemable by the Company at any time at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption subject to restrictions in the Indenture. The Company was obligated to redeem all of the Preferred Stock on December 31, 2005 at a redemption price equal to 100% of the liquidation preference plus accrued and unpaid dividends on the date of redemption. In the event that the Company consummated a Qualified Public Offering (Qualified Public Offering means a firm commitment underwritten public offering of Common Stock of the Company for which the Company receives net proceeds of at least $25 million, and after which the Common Stock is traded on a national securities exchange or quoted on the Nasdaq National Market), it would have been required to offer to repurchase 35% of the Preferred Stock at a price equal to 100% of the liquidation preference on the date of repurchase. The Company has not paid any cash dividends on its Preferred Stock and because of the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement, the Company does not anticipate paying any cash dividends. The Restructuring Agreement requires and the New Plan provides that as part of the bankruptcy process, all of the existing Preferred Stock is to be canceled and extinguished without any payment. It is not expected that any distribution will be made to the holders of the Preferred Stock.

Warrants and Common Stock

As part of the offering of the 1995 Notes, the Company issued 2,675,237 warrants, each exercisable for one share of the Company’s Common Stock at an exercise price of $.01 per share (the “Warrants”). In connection with the offering of the Notes and the repayment of the 1995 Notes, the Company cancelled 703,402 of the Warrants. The remaining Warrants had an expiration date of December 19, 1998. The Warrant Agent timely received notice of exercise for 1,495,236 Warrants and 476,599 Warrants expired. In September 1999, the Company issued 1,495,236 shares of Common Stock to exercising Warrant holders in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933 and on the basis that there was no public offering of the Common Stock underlying the Warrants. The Company received $14,952, representing the exercise price of the Warrants.

The Company has not paid any cash dividends on its Common Stock and because of the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement the Company does not anticipate paying any cash dividends. The Restructuring Agreement requires and the New Plan provided that as part of the bankruptcy process, all of the existing Common Stock is to be cancelled and extinguished without any payment. It is not expected that any distribution will be made to the holders of the Common Stock.

Stock Options

Prior to the commencement of the Bankruptcy Cases, the Stock Option Plan was administered by the Board of Directors or, at its discretion, by a committee of the Board of Directors appointed for that purpose (the “Stock Option Plan Committee”), which, subject to the terms of the Stock Option Plan, had the authority in its sole discretion to interpret the Plan and to determine: (a) the individuals to whom options shall be granted; (b) the time or times at which options may be exercised; (c) the number of shares subject to each option; (d) the option price and the duration of each option granted; and (e) all of the other terms and conditions of options granted under the Stock Option Plan. As of December 31, 2002 and 2001, no options were outstanding under the Stock Option Plan. In accordance with the Bankruptcy Cases, the Bankruptcy Code and the Restructuring Agreement, no additional options will be granted under the Stock Option Plan and the Stock Option Plan will be terminated during the pendency of the Bankruptcy Cases.

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

A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated loss before taxes is as follows:

	2002	2001	2000

Tax benefit (expense) at U.S. statutory rate	$(1,864,293)	$(1,511,107)	$6,399,031
(Increase) decrease in valuation allowance	1,814,877	1,479,599	(6,387,636)
Other	49,416	31,508	(11,395)

Total	$—	$—	$—

The following summarizes the effect of deferred income tax items and the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax items comprising the Company’s net deferred tax asset as of December 31, 2002 are as follows:

	Current	Noncurrent	Total

Deferred tax assets:
Accrued and other liabilities	$166,576	$—	$166,576
Bad debt reserve	8,544	—	8,544
Difference between book and tax basis of property	—	2,362,079	2,362,079
AMT/FICA credits not utilized	—	661,946	661,946
NOL carryforward	—	22,440,964	22,440,964
Bond discount	—	1,889,092	1,889,092
Other	—	—	—

	175,120	27,354,081	27,529,201

Deferred tax liabilities:
Prepaid expenses	588,537	—	588,537

	588,537	—	588,537

	(413,417)	27,354,081	26,940,664
Less: valuation allowance	413,417	(27,354,081)	(26,940,664)

Net	$—	$—	$—

The tax items comprising the Company’s net deferred tax asset as of December 31, 2001 are as follows:

	Current	Noncurrent	Total

Deferred tax assets:
Accrued and other liabilities	$236,070	$—	$236,070
Bad debt reserve	17,150	—	17,150
Difference between book and tax basis of property	—	2,323,718	2,323,718
AMT/FICA credits not utilized	—	715,015	715,015
NOL carryforward	—	24,276,346	24,276,346
Bond discount	—	1,929,495
Other	—	55,948	55,948

	253,220	29,300,522	29,553,742

Deferred tax liabilities:
Prepaid expenses	772,360	—	772,360

	772,360	—	772,360

	(519,140)	29,300,522	28,781,382
Less: valuation allowance	519,140	(29,300,522)	(28,781,382)

Net	$—	$—	$—

Due to the uncertainty of the realization of certain tax carry forward items, a valuation allowance has been established in the amount of $28.8 million at December 31, 2001. Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Company generating sufficient taxable income prior to expiration of the loss and credit carry forwards.

As of December 31, 2002, the Company had a consolidated net operating loss carry forward of approximately $64,000,000 million and a tax credit carry forward of $660,000 million, which are available to offset future tax through 2022. The availability of the loss and credit carry forwards may be subject to limitations under sections 382 and 383 of the Internal Revenue Code in the event of a significant change of ownership.

14.	CONTINGENCIES

Financial Instruments With Off-Balance Sheet Risk – In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk which are not reflected in the accompanying consolidated balance sheets.

The Company has an irrevocable letter of credit with a bank in the amount of $208,000 that expires on November 1, 2003 and may be drawn upon by the State of Nevada Insurance Division in the event that Fitzgeralds Reno, Nevada Club or Fitzgeralds Las Vegas fails to pay workers’ compensation benefits to its employees under a self-insurance program. The letter of credit is secured with a certificate of deposit for $208,000.

The Company has an irrevocable letter of credit with an insurance company in the amount of $600,000 which expires on October 13, 2003 and serves as collateral for a $2.5 million surety bond, enabling the Company to remain a participant in the State of Nevada self-insured workers’ compensation program. The letter of credit is secured with a certificate of deposit for $600,000.

The Company has irrevocable letters of credit with a bank in the amount of $430,000 and $640,822. Such letters, which expire on March 31, 2003 and April 1, 2003, respectively, may be drawn by an insurance company in the event that Fitzgeralds Tunica or Fitzgeralds Black Hawk fails to pay worker’s compensation benefits to its employees. The letters of credit are secured with certificates of deposit for $430,000 and $640,822.

At December 31, 2002, no amounts were drawn on the above investment or letters of credit, and management does not expect any adverse effects on the Company’s operating results.

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

Jerome H. Turk – a former officer and shareholder of the Company filed a $782,551 unsecured claim in Bankruptcy Court for breach of contract concerning premium payments due to him on a split dollar life insurance policy purchased by him personally pursuant to a former employment contract with the Company. While the Company is contesting the allowance of such as claim by the Bankruptcy Court, the Company can not predict the Bankruptcy Court’s ultimate resolution of such a claim

Legal Matters

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

On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which the City has recently estimated to be $282 million. On May 24, 2001, Fitzgeralds Reno commenced an action, CV-N-01-0329-PMP-RAM, in the United States District Court for the District of Nevada, against the Federal Highway Administration (“FHWA”), the Nevada Department of Transportation (“NDOT”), and the City (collectively, the “Defendants”) for violations of the National Environmental Policy Act (“NEPA”), codified at 42 U.S.C. §§ 4321-4327. The claims against all Defendants allege a violation of 42 U.S.C. § 4332 (Violation of NEPA: Failure to Consider Reasonable Alternatives & Failure to Consider and Provide Adequate Mitigation Measures). Specifically, Fitzgeralds Reno asserts the Defendants failed to consider the Partial Cover and Cut Tunnel Alternative and the use of the Feather River Route on a temporary basis, and failed to include a plan for mitigating the adverse environmental impacts, including construction disruption, loss of operating facilities, noise and vibration impacts, that will be caused by the ReTRAC Project and incurred by Fitzgeralds Reno and others.

On or about June 12, 2001, NDOT filed a motion to dismiss the Company’s NEPA complaint based on a claim of sovereign immunity and the Company moved to amend its complaint to substitute as a defendant the Director of NDOT, Thomas E. Stephens, for the Defendant NDOT, in lieu of considering NDOT’s Eleventh Amendment immunity claim. This unopposed motion was granted by the Court on August 17, 2001, and the Company filed its amended complaint on August 23, 2001. Defendant FHWA filed its answer to the Complaint on September 6, 2001 and Defendant Stephens filed his answer on October 3, 2001. The City filed a motion to dismiss the amended complaint so far as it named the City as defendant on September 6, 2001. On February 15, 2002, the United States District Court held a hearing to consider the City’s motion to dismiss. At the hearing, the Defendant FHWA and the Defendant NDOT joined the City’s motion to dismiss. The City’s motion to dismiss was fully argued and submitted to the Court for a ruling. On March 11, 2002, the Court issued an order dismissing all of the Company’s claims against the City. The Court ruled the ReTRAC Project must comply with NEPA but the specific federal aid statute under which the City is receiving funding for the ReTRAC Project does not explicitly require the local government body to consent to suit under NEPA. Accordingly, the Court found the City was not a proper party in the case. The Court, however, denied the motions to dismiss by FHWA and NDOT stating the Company is entitled to proceed on the claims against those agencies for a violation of NEPA. The remaining parties – Fitzgeralds Reno, FHWA and NDOT – filed cross motions for summary judgment on December 23, 2002. These parties’ oppositions to the respective cross motions for summary judgment were filed on February 18, 2003. The cross motions for summary judgment was orally argued on February 26, 2003. On March 6, 2003, Judge Pro entered an order and judgment dismissing Fitzgeralds Reno’s claim against the FHWA and NDOT on the grounds the claims raised did not satisfy the applicable “arbitrary and capricious” standard under NEPA and only alleged “generalized and speculative environmental harms.” The Company is evaluating its legal options concerning the Court’s decision and judgment.

The City completed its construction cost analysis in July 2002. Construction contracts for the ReTRAC Project were awarded by the City Council on July 16, 2002. Preliminary construction activities have commenced and on February 25, 2003, the City Council adopted a resolution of intent to commence in the future eminent domain proceedings against the Company to acquire from Fitzgeralds Reno fee title to approximately 3,802 square feet of land and a 4,524 square foot administrative office building owned and used by the Company, as well as temporary easements for approximately 22,979 square feet of land to facilitate construction of the ReTRAC Project. The Company also is discussing with the City certain federal government benefits for the relocation and displacement of businesses in connection with the ReTRAC Project.

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

The Company is a gaming holding company that until December 6, 2001 owned and operated four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada, Reno, Nevada, Tunica, Mississippi, and Black Hawk, Colorado. On December 6, 2001, the Company sold substantially all of the Assets of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to Majestic. The Company identified its business in four segments based on geographic location. The Company markets its Reno segment primarily to middle-market customers, emphasizing its Fitzgeralds brand and its “Fitzgeralds Irish Luck” theme. The major products offered in each segment are: casino and hotel (except for Fitzgeralds Black Hawk) and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies. There are minimal inter-segment sales. Corporate costs are allocated to the business segments through management fees.

Assets are principally cash and cash equivalents and property and equipment. No single customer accounts for more than 10% of revenue.

A summary of the Company’s operations by business segment for 2002, 2001 and 2000 is presented below:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Net operating revenues:
Fitzgeralds Las Vegas	$—	$49,440	$52,139
Fitzgeralds Tunica	—	76,713	75,062
Fitzgeralds Reno	36,967	38,333	40,241
Fitzgeralds Black Hawk	—	31,511	32,506
Other	34	34	154

Total	$37,001	$196,031	$200,102

Income (loss) from operations (1):
Fitzgeralds Las Vegas	$(223)	$(24,040)	$(7)
Fitzgeralds Tunica	(213)	41,972	9,018
Fitzgeralds Reno (2)	1,909	(11,796)	2,716
Fitzgeralds Black Hawk (3)	(486)	7,224	6,385
Other	(5,104)	(3,317)	(3,581)

Total Properties	(4,117)	10,043	14,531
Nevada Club	3	(74)	(50)

Total	$(4,114)	$9,969	$14,481

Reconciliation of total business segment operating income to consolidated net income (loss) before income tax and extraordinary item:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Total segment operating income	$987	$13,356	$18,112
Nevada Club	3	(74)	(50)
Other (4)	(5,104)	(7,313)	(7,581)
Eliminations	(795)	(11,773)	11,572
Interest income	67	155	1,040
Interest income - shareholder and inter-company	—	1,504	29,659
Interest expense	(1,274)	(4,682)	(31,843)
Interest expense - shareholder and inter-company	—	—	(29,586)
Loss on sale of assets	(6)	(3,030)	(50)
Other income (expense)	795	16,174	(7,659)

Net income (loss) before income tax	$(5,327)	$4,317	$(16,386)

Segment depreciation and amortization:
Fitzgeralds Las Vegas	$—	$—	$3,698
Fitzgeralds Tunica	—	—	6,235
Fitzgeralds Reno	—	—	2,231
Fitzgeralds Black Hawk	—	—	1,755
Other	30	34	59

Total	$30	$34	$13,978

Segment assets:
Fitzgeralds Las Vegas	$171	$1,530	$42,657
Fitzgeralds Tunica	98	764	65,943
Fitzgeralds Reno	18,559	18,007	34,579
Fitzgeralds Black Hawk	94	1,027	38,728
Other	16,544	30,044	6,141

Total	$35,466	$51,372	$188,048

Expenditures for additions to long-lived assets:
Fitzgeralds Las Vegas	$—	$249	$1,619
Fitzgeralds Tunica	—	627	6,199
Fitzgeralds Reno	349	730	4,103
Fitzgeralds Black Hawk	—	178	1,518
Other	45	31	25

Total	$394	$1,815	$13,464

(1)	Includes loss on sale of assets of $25.3 million for Fitzgeralds Las Vegas and a gain on sale of assets of $24.1 million and $12.7 million for Fitzgeralds Tunica and Fitzgeralds Black Hawk, respectively to Majestic in 2001. Such gains and losses are included in Reorganization items.

(2)	Includes write down of assets of $14.8 million in 2001 at Fitzgeralds Reno.

(3)	Includes write down of assets of $13.0 million in 2001 at Fitzgeralds Black Hawk.

(4)	Other includes (i) corporate expenses not allocated to the Operating Properties for all periods presented, which include $3.2 million of pre-petition professional fees and expenses incurred with the Company’s restructuring for 2000 and $1.8 million, $3.5 million and $0.1 million of post-petition professional fees and expenses, net of interest income included in reorganization items for 2002, 2001 and 2000, respectively.

16.	GUARANTEE OF THE NOTES

The Company’s obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, by all subsidiaries of the Company (other than NCI). Subject to certain exceptions, the guarantee of the Notes is secured by a lien on substantially all assets of the Guarantor Subsidiaries other than certain excluded assets, as defined. Such excluded assets include, among other things, (i) cash, deposit accounts and other cash equivalents of $14,525,165 and $25,608,202 at December 31, 2002 and 2001, respectively; (ii) property and equipments with a net book value of $2,926,656 and $3,203,237 at December 31, 2002 and 2001, respectively, securing certain non-recourse indebtedness; and (iii) any agreements, permits, licenses or the like that cannot be subjected to a lien without the consent of third parties, which consent is not obtainable by the Company (including all gaming licenses of the Company and its restricted subsidiaries as defined), provided that excluded assets do not include the proceeds of the assets under clauses (ii) or (iii) or any other collateral to the extent such proceeds do not constitute excluded assets under clause (i) above. On December 6, 2001, the Company sold substantially all of the Assets of Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk to Majestic.

Condensed consolidating financial statement information for Fitzgeralds Gaming Corporation, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and Eliminating Entries (which consist principally of the elimination of inter-company loan and investment accounts) follows:

Condensed consolidating balance sheet information as of December 31, 2002:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,518,030	$4,007,135	$83	$—		$14,525,248
Accounts and notes receivable, net	83	357,113	—	—		357,196
Inventories	—	464,550	—	—		464,550
Prepaid and other current assets	178,015	1,275,790	—	—		1,453,805

Total current assets	10,696,128	6,104,588	83	—		16,800,799
PROPERTY AND EQUIPMENT, NET	70,139	—	—	—		70,139
NET ASSETS HELD FOR SALE	—	12,490,263	—			12,490,263
OTHER ASSETS	53,020,500	34,179,271	—	(81,094,862)	(b)	6,104,909

TOTAL	$63,786,767	$52,774,122	$83	$(81,094,862)		$35,466,110

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$121,946	$—	$—		$121,946
Accounts payable, accrued and other	16,057,629	4,757,675	83	(17,426,444)	(a)	3,388,943

Total current liabilities	16,057,629	4,879,621	83	(17,426,444)		3,510,889

LONG TERM DEBT, Net of current portion	—	2,173,642	—	—		2,173,642
LIABILITIES SUBJECT TO COMPROMISE	107,250,025	104,165,814	—	(119,426,501)	(a)	91,989,338

Total liabilities	123,307,654	111,219,077	83	(136,852,945)		97,673,869
CUMULATIVE REDEEMABLE PREFERRED STOCK	52,552,570	—	—	—		52,552,570
STOCKHOLDERS’ DEFICIENCY	(112,073,457)	(58,444,955)		55,758,083	(c)	(114,760,329)

TOTAL	$63,786,767	$52,774,122	$83	$(81,094,862)		$35,466,110

(a)	To eliminate inter-company accounts and notes payable.

(b)	To eliminate inter-company accounts and notes receivable, investment in subsidiaries and other capitalized costs.

(c)	To eliminate investment in subsidiaries and other capitalized costs.

Condensed consolidating balance sheet information as of December 31, 2001:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,401,627	$5,206,575	$810	$—		$25,609,012
Accounts and notes receivable, net	16,091	439,668	—	—		455,759
Inventories	—	493,020	—	—		493,020
Prepaid and other current assets	65,612	2,879,581	—	—		2,945,193

Total current assets	20,483,330	9,018,844	810	—		29,502,984
PROPERTY AND EQUIPMENT, NET	55,397	—	—	—		55,397
NET ASSETS HELD FOR SALE	—	12,000,000	—			12,000,000
OTHER ASSETS	55,671,963	34,679,361	—	(80,537,572)	(b)	9,813,752

TOTAL	$76,210,690	$55,698,205	$810	$(80,537,572)		$51,372,133

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$110,791	$—	$—		$110,791
Accounts payable, accrued and other	18,005,758	4,352,890	4,066	(17,664,018)	(a)	4,698,696

Total current liabilities	18,005,758	4,463,681	4,066	(17,664,018)		4,809,487

DUE TO MAJESTIC	—	3,812,945	—	—		3,812,945
LONG TERM DEBT, Net of current portion	—	2,295,588	—	—		2,295,588
LIABILITIES SUBJECT TO COMPROMISE	112,447,753	104,314,069	—	(119,426,501)	(a)	97,335,321

Total liabilities	130,453,511	114,886,283	4,066	(137,090,519)		108,253,341
CUMULATIVE REDEEMABLE PREFERRED STOCK	43,902,161	—	—	—		43,902,161
STOCKHOLDERS’ DEFICIENCY	(98,144,982)	(59,188,078)	(3,256)	56,552,947	(c)	(100,783,369)

TOTAL	$76,210,690	$55,698,205	$810	$(80,537,572)		$51,372,133

(a)	To eliminate inter-company accounts and notes payable

(b)	To eliminate inter-company accounts and notes receivable, investment in subsidiaries and other capitalized costs.

(c)	To eliminate investment in subsidiaries, other capitalized costs and inter-company deferred interest income.

Condensed consolidating statement of operations information for the year ended December 31, 2002:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

OPERATING REVENUES:
Casino	$—	$30,675,029	$—	$—		$30,675,029
Food and beverage	—	5,976,575	—	—		5,976,575
Rooms	—	5,080,463	—	—		5,080,463
Other	33,440	765,618	—	—		799,058

Total	33,440	42,497,685	—	—		42,531,125
Less promotional allowances	—	5,530,198	—	—		5,530,198

Net revenue	33,440	36,967,487	—	—		37,000,927

OPERATING COSTS AND EXPENSES:
Casino	—	15,775,848	—			15,775,848
Food and beverage	—	4,004,888	—			4,004,888
Rooms	—	1,763,134	—			1,763,134
Other operating expense	—	357,066	—			357,066
Selling, general and administrative	3,544,069	13,835,816	51,862			17,431,747
Depreciation and amortization	30,342	—	—			30,342
Write-down of assets	—	55,117	(55,117)			—
Reorganization items	1,562,546	189,033	—			1,751,579

Total	5,136,957	35,980,902	(3,255)	—		41,114,604

INCOME (LOSS) FROM OPERATIONS	(5,103,517)	986,585	3,255	—		(4,113,677)
OTHER INCOME (EXPENSE):
Interest income	66,973	—	—			66,973
Interest expense	(1,036,387)	(237,542)	—			(1,273,929)
Loss on sale of asset	—	(5,918)	—			(5,918)
Other income (expense)	794,864	—		(794,864)	(e)	—

NET (LOSS) INCOME	$(5,278,067)	$743,125	$3,255	$(794,864)		$(5,326,551)

(e)	To eliminate inter-company interest in income of subsidiaries.

Condensed consolidating statement of operations information for the year ended December 31, 2001:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

OPERATING REVENUES:
Casino	$—	$182,099,883	$—	$—		$182,099,883
Food and beverage	—	24,192,643	—	—		24,192,643
Rooms	—	20,497,604	—	—		20,497,604
Other	34,435	4,364,513	—	—		4,398,948

Total	34,435	231,154,643	—	—		231,189,078
Less promotional allowances	—	35,158,058	—	—		35,158,058

Net revenue	34,435	195,996,585	—	—		196,031,020

OPERATING COSTS AND EXPENSES:
Casino	—	85,714,549	—	—		85,714,549
Food and beverage	—	14,432,471	—	—		14,432,471
Rooms	—	11,745,026	—	—		11,745,026
Other operating expense	—	2,001,112	—	—		2,001,112
Selling, general and administrative	4,524,689	51,693,628	73,906	(4,000,000)	(g)	52,292,223
Depreciation and amortization	33,083	803	—	—		33,886
Write-down of assets	—	27,769,923	—	—		27,769,923
Reorganization items	2,788,952	(10,716,513)	—	—		(7,927,561)

Total	7,346,724	182,640,999	73,906	(4,000,000)		186,061,629

INCOME (LOSS) FROM OPERATIONS	(7,312,289)	13,355,586	(73,906)	4,000,000		9,969,391
OTHER INCOME (EXPENSE):
Interest income	1,621,596	36,690	—	(1,504,076)	(h)	154,210
Interest expense	(4,394,492)	(287,896)	—	—		(4,682,388)
Gain on sale of asset	—	(3,029,280)	—	1,904,150	(e)	(1,125,130)
Other income (expense)	16,129,242	(106,148)	151,396	(16,173,125)	(f)	1,365

NET INCOME	$6,044,057	$9,968,952	$77,490	$(11,773,051)		$4,317,448

(e)	To eliminate inter-company loss on sale of asset.

(f)	To eliminate interest in loss of subsidiaries and inter-company management fee expense.

(g)	To eliminate inter-company management fee expense.

(h)	To eliminate inter-company interest income, inter-company management fee income, inter-company deferred interest income, and other inter-company income.

Condensed consolidating statement of operations information for the year ended December 31, 2000:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

OPERATING REVENUES:
Casino	$—	$181,724,286	$—	$—		$181,724,286
Food and beverage	—	25,809,006	—	—		25,809,006
Rooms	—	22,060,254	—	—		22,060,254
Other	153,571	4,396,112	—	—		4,549,683

Total	153,571	233,989,658	—	—		234,143,229
Less promotional allowances	—	34,041,653	—	—		34,041,653

Net revenue	153,571	199,948,005	—	—		200,101,576

OPERATING COSTS AND EXPENSES:
Casino	—	84,739,719	—	—		84,739,719
Food and beverage	—	15,398,511	—	—		15,398,511
Rooms	—	12,793,036	—	—		12,793,036
Other operating expense	—	2,115,389	—	—		2,115,389
Selling, general and administrative	7,564,174	52,831,618	50,884	(4,000,000)	(g)	56,446,676
Depreciation and amortization	58,259	13,919,596	—	—		13,977,855
Reorganization items	110,569	38,967	—	—		149,536

Total	7,733,002	181,836,836	50,884	(4,000,000)		185,620,722

INCOME (LOSS) FROM OPERATIONS	(7,579,431)	18,111,169	(50,884)	4,000,000		14,480,854
OTHER INCOME (EXPENSE):
Interest income	30,528,357	168,070	2,150	(29,658,631)	(h)	1,039,946
Interest expense	(31,531,365)	(29,897,611)	—	29,586,392	(e)	(31,842,584)
Other income (expense)	(7,691,360)	(1,711)	(15,851)	7,644,380	(f)	(64,542)

NET LOSS	$(16,273,799)	$(11,620,083)	$(64,585)	$11,572,141		$(16,386,326)

(e)	To eliminate inter-company interest expense.

(f)	To eliminate interest in loss of subsidiaries and inter-company management fee expense.

(g)	To eliminate inter-company management fee expense.

(h)	To eliminate inter-company interest income, inter-company management fee income, inter-company deferred interest income, and other inter-company income.

Condensed consolidating statement of cash flows information for the year ended December 31, 2002:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating	Consolidating
	Corporation	Subsidiaries	Subsidiaries	Entries	Total

NET CASH USED IN OPERATING ACTIVITIES	$(7,396,073)	$(592,468)	$(727)	$—	$(7,989,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(45,084)	(348,912)	—	—	(393,996)
Increase in restricted cash	3,785,268	—	—	—	3,785,268

Net cash provided by (used in) investing activities	3,740,184	(348,912)	—	—	3,391,272

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes	(6,227,708)	—	—	—	(6,227,708)
Repayment of long-term debt	—	(258,060)	—	—	(258,060)

Net cash used in financing activities	(6,227,708)	(258,060)	—	—	(6,485,768)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,883,597)	(1,199,440)	(727)	—	(11,083,764)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	20,401,627	5,206,575	810	—	25,609,012

CASH AND CASH EQUIVALENTS END OF YEAR	$10,518,030	$4,007,135	$83	$—	$14,525,248

Condensed consolidating statement of cash flows information for the year ended December 31, 2001:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating	Consolidating
	Corporation	Subsidiaries	Subsidiaries	Entries	Total

NET CASH USED IN OPERATING ACTIVITIES	$(13,291,137)	$(8,805,626)	$(9,699)	$—	$(22,106,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	141,017,544	32,426	—	—	141,049,970
Acquisition of property and equipment	(30,727)	(1,784,070)	—	—	(1,814,797)
Increase in restricted cash	(4,195,732)	—	—	—	(4,195,732)

Net cash provided by (used in) investing activities	136,791,085	(1,751,644)	—	—	135,039,441

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Notes	(105,266,358)	—	—	—	(105,266,358)
Repayment of long-term debt	—	(350,869)	—	—	(350,869)

Net cash used in financing activities	(105,266,358)	(350,869)	—	—	(105,617,227)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,233,590	(10,908,139)	(9,699)	—	7,315,752
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	2,168,037	6,002,842	10,509	—	8,181,388
CASH AND CASH EQUIVALENTS NET ASSETS HELD FOR SALE, BEGINNING OF YEAR	—	10,111,872	—	—	10,111,872

CASH AND CASH EQUIVALENTS END OF YEAR	$20,401,627	$5,206,575	$810	$—	$25,609,012

Condensed consolidating statement of cash flows information for the year ended December 31, 2000:

	Fitzgeralds		Non
	Gaming	Guarantor	Guarantor	Eliminating		Consolidating
	Corporation	Subsidiaries	Subsidiaries	Entries		Total

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(4,034,421)	$14,603,192	$(5,206)	$—		$10,563,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	41,971	—	—		41,971
Acquisition of property and equipment	(24,500)	(10,865,165)	—	—		(10,889,665)
Decrease in restricted cash	(2,799,000)	—	—	—		(2,799,000)
Dividend received	—	89,827	—	(89,827)	(a)	—

Net cash used in investing activities	(2,823,500)	(10,733,367)	—	(89,827)		(13,646,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(178,470)	(560,735)	—	—		(739,205)
Repayment of long-term debt	—	—	(89,827)	89,827	(a)	—

Net cash used in financing activities	(178,470)	(560,735)	(89,827)	89,827		(739,205)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,036,391)	3,309,090	(95,033)	—		(3,822,334)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	9,204,428	12,805,624	105,542	—		22,115,594
CASH AND CASH EQUIVALENTS INCLUDED IN NET ASSETS HELD FOR SALE	—	(10,111,872)	—	—		(10,111,872)

CASH AND CASH EQUIVALENTS END OF YEAR	$2,168,037	$6,002,842	$10,509	$—		$8,181,388

(a)	To eliminate inter-company advances.

17.     CONDENSED QUARTERLY RESULTS (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Net operating revenue	$8,274,172	$10,247,281	$10,455,715	$8,023,759
Income (loss) from operations	(1,969,455)	(397,758)	526,662	$(2,273,127)
Income (loss) from operations	(2,280,998)	(709,699)	215,171	$(2,551,026)
Net income (loss) per share:
Basic	$(0.79)	$(0.51)	$(0.36)	$(0.88)
Diluted	$(0.79)	$(0.51)	$(0.36)	$(0.88)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Net operating revenue	$52,129,477	$53,875,456	$53,645,218	$36,380,869
Income (loss) from operations	7,762,173	7,958,079	8,634,874	(12,239,273)
Net income (loss)	7,304,552	7,443,821	8,054,153	(16,338,616)
Net income (loss) per share:
Basic	$1.00	$1.02	$1.12	$(3.72)
Diluted	$1.00	$1.02	$1.12	$(3.72)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000
Net operating revenue	$50,852,584	$51,931,396	$50,776,381	$46,541,215
Income from operations	4,175,486	4,643,562	4,659,817	1,001,989
Net loss	(4,025,552)	(3,454,491)	(3,690,137)	(5,216,146)
Net loss per share:
Basic	$(1.01)	$(0.91)	$(0.97)	$(1.25)
Diluted	$(1.01)	$(0.91)	$(0.97)	$(1.25)

FITZGERALDS GAMING CORPORATION (DEBTOR-IN-POSSESSION)	SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

		Additions
		Charged to
	Beginning	Costs and			Ending
FYE	Balance	Expenses	Deductions		Balance
				(1)
12/31/00	$405,003	$147,640	$(277,970)		$274,673
12/31/01	274,673	72,882	(298,555)		49,000
12/31/02	49,000	47,490	(72,078)		24,412

ALLOWANCE TO WRITE ASSETS HELD FOR SALE TO ESTIMATED REALIZABLE VALUE

Additions
Charged to
	Beginning	Costs and		Ending
FYE	Balance	Expenses	Disposal	Balance

12/31/00	$—	$—	$—	$—
12/31/01	—	14,764,341	—	14,764,341
12/31/02	—	—	—	—

(1)	Write-offs of uncollectible accounts receivable, net of recoveries.

Index to Exhibits

Sequentially
Exhibit		Numbered
Number	Document	Page

2(a)	(i) Recapitalization Agreement, dated March 14, 1994, among Fitzgeralds South, Inc. (formerly Fitzgeralds Gaming Corporation), Fitzgeralds Las Vegas, Inc. and certain stockholders thereof; (ii) Plan of Reorganization and Stockholders Agreement, dated December 5, 1994, among Fitzgeralds Gaming Corporation and stockholders of Fitzgeralds Reno, Inc., Fitzgeralds South, Inc., Fitzgeralds Inc., Nevada Club, Inc.; and (iii) Supplement to Plan of Reorganization and Stockholders Agreement, dated December 30, 1994, between Fitzgeralds Gaming Corporation and the stockholders of Fitzgeralds Reno, Inc. and Nevada Club, Inc.(1)

3(a)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Gaming Corporation, as amended.(1)(7)

3(b)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds South, Inc.(1)

3(c)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Reno, Inc., as amended.(1)

3(d)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Incorporated.(1)

3(e)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Nevada Club, Inc.(1)

3(f)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Las Vegas, Inc.(1)

3(g)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Fremont Experience Corporation.(1)

3(h)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Mississippi, Inc.(1)

3(i)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Black Hawk, Inc.(1)

3(j)	(i) Articles of Incorporation, as amended, and (ii) By-Laws of Fitzgeralds Black Hawk II, Inc.(3)

3(k)	(i) Certificate of Organization, as amended and (ii) Second Amended and Restated Operating Agreement of 101 Main Street Limited Liability Company.(3)

4(a)	Form of Indenture dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk II, Inc. and 101 Main Street Limited Liability Company, and The Bank of New York, as trustee.(2)

Sequentially
Exhibit		Numbered
Number	Document	Page

4(b)	Form of Registration Rights Agreement dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk II, Inc. and 101 Main Street Limited Liability Company, and Jefferies & Company, Inc. and Merrill Lynch, Merrill, Lynch, Pierce, Fenner and Smith Incorporated, as initial purchasers.(2)

4(c)	Form of Security and Pledge Agreement dated as of December 30, 1997, by and among Fitzgeralds Gaming Corporation, Fitzgeralds South, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Incorporated, Fitzgeralds Las Vegas, Inc., Fitzgeralds Fremont Experience Corporation, Fitzgeralds Mississippi, Inc., Fitzgeralds Black Hawk, Inc., Fitzgeralds Black Hawk II, Inc., and 101 Main Street Limited Liability Company, as grantors, and The Bank of New York, as collateral agent.(2)

4(d)	Forms of Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents, dated as of December 30, 1997, by each of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc., and Fitzgeralds Reno, Inc., as trustor, the trustee named therein, as trustee, and The Bank of New York, as beneficiary.(2)

4(e)	Form of First Preferred Vessel Mortgage on the Whole of the Fitzgeralds Tunica dated as of December 30, 1997, by and between Fitzgeralds Mississippi, Inc., as owner and mortgagor and The Bank of New York, as trustee.(2)

4(f)	Form of Assignment of Rents, Leases and Property dated as of December 30, 1997, by each of Fitzgeralds Mississippi, Inc. and 101 Main Street Limited Liability Company, each as an assignor, and The Bank of New York, as assignee.(2)

4(g)	Form of Certificate of Designation of Preferences and Rights for the Preferred Stock.(1)

4(h)	Form of Warrant Agreement between the Company and The Bank of New York, as successor in interest to First Interstate Bank of Nevada, N.A., as warrant agent.(1)

4(i)	Form of First Amendment to Warrant Agreement by and between Fitzgeralds Gaming Corporation and The Bank of New York, as warrant agent.(2)

10(a)	(i) Lease, dated December 31, 1974, between Santino Oppio, as Lessor, and Center Street Properties Corp., as Lessee, and (ii) Sublease and Agreement, dated December 31, 1986, by Meta K. Fitzgerald, as Sublessor, and Lincoln Investments, Inc. (now known as Fitzgeralds Reno, Inc.), as Sublessee.(1)

10(b)	Fitzgeralds Gaming Corporation Stock Option Incentive Plan, amended and restated as of May 1, 1998.(4)

10(c)	Employment Agreements between Fitzgeralds Gaming Corporation and (i) Philip D. Griffith dated June 28, 1999; (ii) Michael E. McPherson dated July 5, 1999; and (iii) each of Paul H. Manske and Max L. Page dated September 1, 1999.(6)(7)

10(d)	Fitzgeralds Gaming Corporation Executive Bonus Plan, amended and restated as of January 1, 1999.(5)

Sequentially
Exhibit		Numbered
Number	Document	Page

10(e)	License Agreement, dated September 11, 1995, between Holiday Inns Franchising, Inc. and Fitzgeralds Las Vegas, Inc.(1)

10(f)	Indemnification Agreements, each dated July 14, 1995, between Fitzgeralds Gaming Corporation and each of Philip D. Griffith, Jerome H. Turk, Terrance W. Oliver, Fernando Bensuaski, Michael E. McPherson and Gerald C. Heetland.(1)

10(g)	Shareholders’ Agreement, dated December 19, 1995, among the Shareholders listed therein, Fitzgeralds Gaming Corporation and First Interstate Bank of Nevada, N.A.(5)

10(h)	Self Insurer’s Surety Bond, dated as of October 19, 2000, executed by Western Bonding Company for $2.5 million, for Fitzgeralds Gaming Corporation to act as a self-insured employer in the State of Nevada.(9)

10(i)	Form of Management Agreement, dated March 17, 1999, between Fitzgeralds Gaming Corporation and each of Fitzgeralds Las Vegas, Inc., Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc. and 101 Main Street Limited Liability Company.(5)

10(j)	Agreement Regarding Pre-Negotiated Restructuring dated December 1, 2000.(8)

10(k)	Purchase and Sale Agreement, as amended dated as of November 22, 2000 by and among Majestic Investor, LLC, a Delaware limited liability company; Fitzgeralds Las Vegas, Inc., a Nevada Corporation; 101 Main Street Limited Liability, a Colorado limited liability company doing business as “Fitzgeralds Casino Black Hawk”; Fitzgeralds Mississippi, Inc., a Mississippi corporation; Fitzgeralds Gaming Corporation, a Nevada corporation; and certain affiliates of the foregoing parties with respect to the assets of Fitzgeralds Las Vegas, Fitzgeralds Black Hawk and Fitzgeralds Tunica.(8)

10(l)	Consulting contract, dated June 1, 2001, between Fitzgeralds Gaming Corporation on behalf of itself and each of its operating subsidiaries: Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Las Vegas, Inc. and 101 Main Street, LLC, and Meritage Employer Services, LLC. (10)

10(m)	Service Agreement for Workers’ Compensation Self-Insurance Program, dated June 1, 2001 between Fitzgeralds Gaming Corporation on behalf of itself and each of its operating subsidiaries: Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Las Vegas, Inc. and 101 Main Street, LLC, and Meritage Employer Services, LLC. (10)

10(n)	The Liability Claims Investigation, Adjustment and Management Agreement, dated June 1, 2001 between Fitzgeralds Gaming Corporation on behalf of itself and each of its operating subsidiaries: Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Las Vegas, Inc. and 101 Main Street, LLC, and Meritage Employer Services, LLC. (10)

10(o)	The Claims Processing and Managed Care Services Contract, dated June 1, 2001 between Fitzgeralds Gaming Corporation on behalf of itself and each of its operating subsidiaries: Fitzgeralds Mississippi, Inc., Fitzgeralds Reno, Inc., Fitzgeralds Las Vegas, Inc. and 101 Main Street, LLC, and Meritage Employer Services, LLC. (10)

Sequentially
Exhibit		Numbered
Number	Document	Page

10(p)	Bankruptcy Court Order re Motion to Approve Amended and Restated Agreement Regarding Pre-negotiated Restructuring and related exhibits dated as of November 1, 2002. (11)

10(q)	Bankruptcy Court Order: (1) Approving Adequacy of Disclosures in Debtors’ Disclosure Statement, (2) Setting Deadlines for Balloting and Opposing Conformation of Debtors’ Plan of Reorganization and (3) Setting Confirmation Hearing: Notice of Confirmation Hearing. (11)

10(r)	First Amended Debtors’ Plan of Reorganization dated as of February 12, 2003. (11)

10(s)	Disclosure Statement to Accompany Debtors First Amended Plan of Reorganization. (11)

21	List of subsidiaries of the Company.(3)

24	Power of Attorney. (12)

99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, File No. 33-94624, which became effective on December 13, 1995.

(2)	Incorporated by reference to the Company’s Report on Form 8-K, SEC File No. 0-26518, filed January 12, 1998.

(3)	Incorporated by reference to the Company’s Report on Form 10-K, SEC File No. 0-26518, filed March 31, 1998.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q, SEC. File No. 0-26518, filed June 28, 1998.

(5)	Incorporated by reference to the Company’s Report on Form 10-K, SEC File No. 0-26518, filed March 30, 1999.

(6)	Incorporated by reference to the Company’s Report on Form 10-Q, SEC File No. 0-26518, filed August 17, 1999.

(7)	Incorporated by reference to the Company’s Report on Form 10-Q, SEC File No. 0-26518, filed November 10, 1999.

(8)	Incorporated by reference to the Company’s Report on Form 8-K, SEC File No. 0-26518, filed December 7, 2000.

(9)	Incorporated by reference to the Company’s Report on Form 8-K, SEC File No. 0-26518, filed December 19, 2001.

(10)	Incorporated by reference to the Company’s Report on Form 10-K, SEC File No. 0-26518, filed April 15, 2002.

(11)	Incorporated by reference to the Company’s Report on Form 10-K, SEC File No. 0-26518, filed February 27, 2003.

(12)	Filed herewith.

E-4