Form 10-Q
period 2003-03-30
FITZGERALDS GAMING CORP
filed 2003-05-12
CIK 948087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

Commission file number: 0-26518

FITZGERALDS GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0329170 (IRS Employer Identification Number)

3097 E. Warm Springs Rd. Suite 100, Las Vegas, NV 89120
(Address of principal executive offices) (Zip Code)

(702) 940 - 2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

As of June 30, 2002, the aggregate market value of Registrant’s Common Stock held by non-affiliates was not determinable. Shares outstanding of each of the registrant’s classes of common stock as of May 1, 2003

Class	Outstanding as of May 1, 2003

Common stock, $.01 par value	5,508,082

PART I FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Statements of Cash Flows
Unaudited Notes to Condensed Consolidated Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 Quantitative and Qualitative Disclosures About Market Risk
Item 4 Controls and Procedures
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT 10.1
EXHIBIT 99.1
EXHIBIT 99.2

FITZGERALDS GAMING CORPORATION

FORM 10-Q

INDEX

PART I	FINANCIAL INFORMATION
	ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		Unaudited Condensed Consolidated Balance Sheets as of March 30, 2003 and December 31, 2002	4
		Unaudited Condensed Consolidated Statements of Operations for the Quarters Ended March 30, 2003 and March 31, 2002	6
		Unaudited Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 30, 2003 and March 31, 2002	7
		Unaudited Notes to Condensed Consolidated Financial Statements	8
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
	Item 4	Controls and Procedures	22
PART II	OTHER INFORMATION		23
	SIGNATURES		27

PART I

FINANCIAL INFORMATION

Item 1

Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

Unaudited Condensed Consolidated Balance Sheets
March 30, 2003 and December 31, 2002

ASSETS	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$13,158,909	$14,525,248
Accounts receivable, net of allowance for doubtful accounts of $27,492 and $24,412 as of March 30, 2003 and Dec. 31, 2002, respectively	341,176	357,196
Inventories	400,736	464,550
Prepaid expenses:
Gaming taxes	509,694	697,191
Other	614,746	756,614

Total current assets	15,025,261	16,800,799

PROPERTY AND EQUIPMENT, net	65,729	70,139

OTHER ASSETS:
Net assets held for sale	12,490,263	12,490,263
Restricted cash	4,399,464	4,399,464
Other assets	1,778,909	1,705,445

Total other assets	18,668,636	18,595,172

TOTAL	$33,759,626	$35,466,110

(continued)

See Unaudited Notes to Condensed Consolidated Financial Statements	Page 4 of 30

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets (continued)
March 30, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	2003	2002

LIABILITIES NOT SUBJECT TO COMPROMISE CURRENT LIABILITIES:
Current portion of long-term debt	$124,916	$121,946
Accounts payable	1,304,121	1,220,203
Accrued and other:
Payroll and related	1,082,972	1,334,562
Progressive jackpots	75,465	72,138
Outstanding chips and tokens	86,913	72,421
Other	1,054,889	689,619

Total current liabilities	3,729,276	3,510,889
LONG-TERM DEBT, net of current portion	2,141,276	2,173,642

Total liabilities not subject to compromise	5,870,552	5,684,531
LIABILITIES SUBJECT TO COMPROMISE	92,190,347	91,989,338

Total liabilities	98,060,899	97,673,869

CUMULATIVE REDEEMABLE PREFERRED STOCK,
$.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $38,458,964 and $36,345,989 recorded at liquidation preference, net of unamortized offering costs and discount of $3,537,312 and $3,793,419, respectively	54,921,652	52,552,570

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.01 par value; 29,200,000 shares authorized; 5,508,082 shares issued and outstanding	55,080	55,080
Additional paid-in capital	23,675,511	23,675,511
Accumulated deficit	(142,953,516)	(138,490,920)

Total stockholders’ deficiency	(119,222,925)	(114,760,329)

TOTAL	$33,759,626	$35,466,110

See Unaudited Notes to Condensed Consolidated Financial Statements	Page 5 of 30

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

Unaudited Condensed Consolidated Statements of Operations
For the Quarters Ended March 30, 2003 and March 31, 2002

	2003	2002

OPERATING REVENUES:
Casino	$6,548,750	$6,915,177
Food and beverage	1,361,227	1,330,207
Rooms	994,285	1,016,834
Other	148,882	206,353

Total	9,053,144	9,468,571
Less promotional allowances	1,265,889	1,194,399

Net	7,787,255	8,274,172

OPERATING COSTS AND EXPENSES:
Casino	3,658,834	3,798,543
Food and beverage	899,228	894,740
Rooms	362,325	425,220
Other operating expense	84,493	87,974
Selling, general and administrative	3,846,201	4,333,573
Depreciation and amortization	4,410	8,465
Reorganization items	757,987	695,112

Total	9,613,478	10,243,627

LOSS FROM OPERATIONS	(1,826,223)	(1,969,455)
OTHER INCOME (EXPENSE):
Interest income	3,918	18,699
Interest expense (Contractual interest for 2003 and 2002 was $5,636,036 and $5,827,316, respectively)	(271,209)	(329,636)
Other expense	—	(606)

NET LOSS	(2,093,514)	(2,280,998)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(2,369,082)	(2,044,687)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(4,462,596)	$(4,325,685)

LOSS PER COMMON SHARE	$(0.81)	$(0.79)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,082	5,508,082

See Unaudited Notes to Condensed Consolidated Financial Statements	Page 6 of 30

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)

Unaudited Condensed Consolidated Statements of Cash Flows
For the Quarters Ended March 30, 2003 and March 31, 2002

	2003	2002

NET CASH USED IN OPERATING ACTIVITIES	$(1,336,943)	$(1,245,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(47,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(29,396)	(40,556)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,366,339)	(1,334,229)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,525,248	25,609,012

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,158,909	$24,274,783

CASH PAID FOR INTEREST	$57,517	$59,621

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired through issuance of debt	$—	$147,268
Accretion of discount on preferred stock	256,107	221,035
Accrual of preferred stock dividends	2,112,975	1,823,652

See Unaudited Notes to Condensed Consolidated Financial Statements	Page 7 of 30

Fitzgeralds Gaming Corporation (Debtor-In-Possession)

Unaudited Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the “Company”) (Debtor-In-Possession) as of March 30, 2003 and for the quarters ended March 30, 2003 and March 31, 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the quarter ended March 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 method of presentation.

2.	PETITION FOR RELIEF UNDER CHAPTER 11

General

On December 5, 2000, the Company commenced cases under Chapter 11 of the Bankruptcy Code (collectively, the “Bankruptcy Cases”) in the United States Bankruptcy Court for the Northern District of Nevada (the “Bankruptcy Court”). The Bankruptcy Cases are jointly administered and coordinated under Case No. BK-N-00-33467 GWZ. The Bankruptcy Cases were commenced in accordance with an Agreement Regarding Pre-Negotiated Restructuring, dated as of December 1, 2000 (the “Restructuring Agreement”) with the holders (the “Consenting Noteholders”) of a majority in interest of the Company’s 12.25% Senior Secured Notes (the “Notes”) issued under an indenture dated December 30, 1997 (the “Indenture”). The Restructuring Agreement contemplates an expeditious and orderly sale of all of the Company’s operating assets and properties as going concerns. Substantially all of the Notes held by the Consenting Noteholders are now held by Contrarian Capital Advisors L.L.C (“Contrarian”), one of the Consenting Noteholders, and its affiliates.

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

Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. In December 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Mississippi and Fitzgeralds Black Hawk properties to Majestic Investors Holdings, LLC (“Majestic”). At that time, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the sale. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002. Pursuant to that order, the Company distributed $6.2 million to the Indenture Trustee to be applied to accrued and unpaid interest and principal. As part of the Restructuring Agreement, the Consenting Noteholders and Indenture Trustee agreed to forbear from exercising certain of their rights otherwise allowable under the Notes and the Indenture.

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

In accordance with the Restructuring Agreement, an auction sale was to be scheduled for no later than June 15, 2001 in the Bankruptcy Court with respect to those operating assets and properties not sold pursuant to negotiated sales agreements such as the purchase agreement with Majestic. With the consent of the Consenting Noteholders, the auction sale was not conducted and the Company and the Consenting Noteholders executed an amendment to the

Restructuring Agreement, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002, (the “Amended and Restated Restructuring Agreement”). The Amended and Restated Restructuring Agreement provided for the Company to attempt to conduct the auction sale of the one remaining operating property, Fitzgeralds Reno as soon as possible.

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

Prior to the hearing on March 6, 2003, the Company and Contrarian agreed to Amendment No. 1 to the Amended and Restated Restructuring Agreement (the “Current Restructuring Agreement”) to provide, among other matters, (i) that Fitzgeralds Reno would not be sold, but would be retained by the Company; (ii) for an amendment to the Initial Plan (in the form of a Second Amended Plan of Reorganization (the “New Plan”)) to permit the conversion of the indebtedness due the holders of the Notes into equity of the successor to the Company and (iii) payment of all allowed unsecured claims of less than $25,000 in full and a 20% payment for all allowed unsecured claims in excess of $25,000. The Current Restructuring Agreement, the New Plan and the amended Supplemental Disclosure Statement to accompany Debtor’s Amended Plan of Reorganization (the “Disclosure Statement”) were filed with the Bankruptcy Court on March 20, 2003. At a Bankruptcy Court hearing on April 21, 2003, the Bankruptcy Court confirmed the New Plan. The Bankruptcy Court issued an Order on May 5, 2003 confirming the New Plan which is to become effective no later than 120 days from May 5, 2003.

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

For further information concerning the Current Restructuring Agreement, the New Plan and the Disclosure Statement, please refer to our Current Report on Form 8-K dated April 8, 2003.

Reorganization Items

As of March 30, 2003 and March 31, 2002, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

	2003	2002

Reorganization items:
Post-petition professional fees	$463,948	$437,250
U. S. trustee fees	10,000	31,250
Other	313,926	290,703
Interest earned on accumulated cash resulting from the bankruptcy proceedings	(29,887)	(64,091)

	$757,987	$695,112

Liabilities Subject to Compromise

At March 30, 2003 and December 31, 2002, liabilities subject to compromise consisted of the following:

	2003	2002

Liabilities subject to compromise:
Notes	$93,505,934	$93,505,934
Discount on the Notes	(250,569)	(288,154)
Debt offering costs on the Notes	(1,174,041)	(1,350,147)
Unsecured creditors	109,023	121,705

	$92,190,347	$91,989,338

3.	Recently Issued Accounting Standards

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. This statement address financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The statement requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS 146 that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

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

As of March 30, 2003 and December 31, 2002 assets included in net assets held for sale of $12.5 million consisted mainly of property and equipment transferable upon the sale of Fitzgerald Reno.

5.	LONG TERM DEBT

The Notes bear interest at a fixed annual rate of 12.25% payable on June 15 and December 15 of each year, commencing June 15, 1998. The Notes stated maturity date is on December 15, 2004. The Company has not paid the regularly scheduled interest payments of $12.5 million that were due and payable June 15, 1999. Under the Note Indenture, an Event of Default occurred on July 15, 1999, and continued until the Company filed the Bankruptcy Cases. Failure to make the scheduled interest payment on June 15, 1999 resulted in a 1.0% increase in the interest rate to 13.25%, effective June 16, 1999 until the Company filed the Bankruptcy Cases. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the Indenture Trustee to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest as provided in the Indenture. Pursuant to the Restructuring Agreement and an order entered by the Bankruptcy Court, the Company was required to distribute unrestricted cash (which includes cash in net assets held for sale) in excess of $24.8 million to holders of its Notes within 45 days after the end of each quarter. In May, August and November 2001, the Company distributed $1.8 million, $7.7 million and $7.2 million, respectively, in Excess Cash to the Indenture Trustee to be applied to accrued and unpaid interest and principal as provided in the Indenture. On December 6, 2001, approximately $133.3 million was distributed to the Indenture Trustee from the proceeds of the sale to Majestic. The Company and the Informal Committee subsequently established a new threshold for cash reserves of $16.5 million, which was approved by the Bankruptcy Court on November 27, 2002 and effective November 1, 2002. Upon obtaining approval from the Bankruptcy Court for the new threshold of $16.5 million, the Company distributed $6.2 million to the Indenture Trustee to be applied to accrued and unpaid interest and principal.

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

General

Fitzgeralds Gaming Corporation (the “Company”) is a gaming holding company that until December 2001 owned and operated four Fitzgeralds-brand casino-hotels, in downtown Las Vegas, Nevada (“Fitzgeralds Las Vegas”), Reno, Nevada (“Fitzgeralds Reno”), Tunica, Mississippi (“Fitzgeralds Tunica”), and Black Hawk, Colorado (“Fitzgeralds Black Hawk”). In December 2001, the Company sold substantially all of the assets and related liabilities of its Fitzgeralds Las Vegas, Fitzgeralds Tunica and Fitzgeralds Black Hawk properties to Majestic and currently has only one operating property – Fitzgeralds Reno.

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

In the narrative discussion below, the “2003 Period” is defined as the quarter ended March 30, 2003 and the “2002 Period” is defined as the quarter ended March 31, 2002. Fitzgeralds Gaming Corporation, Fitzgeralds Reno and the residual assets and liabilities of the operations sold to Majestic, are collectively referred to as (the “Properties”). Operating results for the 2003 and 2002 Periods reflect the ongoing operating results of the Properties. In the 2003 and 2002 Periods the Company did not allocate any corporate expense to Fitzgeralds Reno, however Fitzgeralds Reno incurred $0.1 million and $0.09 million, respectively of net expense for services previously provided by the Company. Such expenses are included in selling, general and administrative expenses at Fitzgeralds Reno. Corporate expense is included in the selling, general and administrative expenses of the Properties and is reflected in other operations below. See Note 1 of Statement of Operations Data.

2003 Period Comparison to 2002 Period

The table below sets forth, Net Operating Revenues, Loss from Operations and other financial data for the 2003 Period and the 2002 Period.

	For the Quarters Ended

Statement of Operations Data	March 30, 2003	March 31, 2002

	(in thousands)
Net Operating Revenues:
Fitzgeralds Reno	$7,787	8,265
Other	—	9

Total	$7,787	$8,274

Loss from Operations:
Fitzgeralds Las Vegas	$(302)	$(209)
Fitzgeralds Tunica	(20)	(17)
Fitzgeralds Reno	(418)	(223)
Fitzgeralds Black Hawk	(54)	(370)
Other (1)	(1,032)	(1,137)

Total Properties	(1,826)	(1,956)
Nevada Club	—	(13)

Total	$(1,826)	$(1,969)

	For the Quarters Ended

	March 30, 2003	March 31, 2002

	(in thousands)
Net Cash Used in (2):
Operating Activities	$(1,337)	$(1,246)
Investing Activities	—	(48)
Financing Activities	(29)	(41)
Depreciation and Amortization	4	8
Capital Expenditures	—	(195)
Earnings to Fixed Charges (3):	—	—

(1)	Both the 2003 and 2002 Periods include corporate expenses and post-petition professional fees and expenses, net of interest income included in reorganization items.

(2)	Includes financial results of Nevada Club for the 2002 Period.

(3)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $2.1 million and $2.3 million for the 2003 and 2002 Periods, respectively.

Operating Revenues

Total revenues for the Properties were $9.1 million and net operating revenues were $7.8 million for the 2003 Period, representing 4.4% and 5.9% decreases, respectively, over total revenues of $9.5 million and net operating revenues of $8.3 million for the 2002 Period. Total net revenues for Fitzgeralds Reno decreased 4.3% to $7.8 million for the 2003 Period from $8.3 million for the 2002 Period. The decrease was primarily as a result of adverse economic conditions in its target market as well a reduction in travel due to the anticipation of the war in Iraq.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for Fitzgeralds Reno represented 72.3% and 73.0% of total revenues for the Properties for the 2003 and 2002 Periods, respectively. Casino revenues for Fitzgeralds Reno (of which approximately 77.1% and 73.4% were derived from slot machine revenues for the 2003 and 2002 Periods, respectively) decreased 5.3% to $6.5 million for the 2003 Period from $6.9 million for the 2002 Period. The decrease was primarily as a result of the factors noted above.

Room revenues for Fitzgeralds Reno (11.0% and 10.7% of total revenues for the Properties for the 2003 and 2002 Periods, respectively) decreased 2.2% from the 2002 Period. Fitzgeralds Reno room revenues decreased due to a decrease in the average daily rate of 0.5% and a decrease in the average occupancy rate to 78.1% for the 2003 Period from 80.7% for 2002 Period.

Food and beverage revenues for Fitzgeralds Reno (15.0% and 14.0% of total revenues for the Properties for the 2003 and 2002 Periods, respectively) increased approximately 2.3% to $1.4 million for the 2003 Period from $1.3 million for the 2002 Period.

Promotional allowances for Fitzgeralds Reno increased as a result of competitive factors to $1.3 million or 6.0% for the 2003 Period from $1.2 million for the 2002 Period.

Operating Costs and Expenses

Total operating costs and expenses for the Properties decreased 6.0% to $9.6 million for the 2003 Period from $10.2 million for the 2002 Period. Total operating expenses for Fitzgeralds Reno decreased 3.3% to $8.2 million for the 2003 Period from $8.5 million for the 2002 Period, primarily as a result of expense reductions associated with the decline in revenues.

Casino expenses for the Properties were $3.7 million for the 2003 Period, a 3.7% decrease from $3.8 million for the 2002 Period. Food and beverage expenses for the Properties remained the same at $0.9 million for both the 2003 and 2002 Periods. Room expenses for the Properties remained approximately the same at $0.4 million for both the 2003 and 2002 Periods. Selling, general and administrative expenses for the Properties decreased 11.0% to $3.8 million for the 2003 Period from $4.3 million for the 2002 Period. Such decreases result primarily from a reduction in corporate administrative expenses, as well as a reduction in costs relating to the extinguishment of residual liabilities of the properties sold to Majestic. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $0.8 for the 2003 Period and $0.7 million for 2002 Period. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the informal committee (the “Committee”) representing holders of a majority in interest of the Notes, the Indenture Trustee, and the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Properties decreased 2.1% to approximately $4.0 million for the 2003 Period from approximately $4.1 million for the 2002 Period. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations.

Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased $0.04 million or 3.5% for the 2003 Period. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

Loss from Operations

As a result of the forgoing, loss from operations for the Company decreased 6.6% to $1.8 million for the 2003 Period from $2.0 million for the 2002 Period. Net loss from operations for Fitzgeralds Reno increased to $0.4 million for the 2003 Period from $0.2 million for the 2002 Period.

Net Interest Expense

Interest expense for the Company (net of interest income) remained approximately the same at $0.3 million for both the 2003 and 2002 Periods. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Loss

Net loss for the Company decreased $0.2 million to $2.1 million in the 2003 Period from $2.3 million in the 2002 Period.

Liquidity and Capital Resources

At March 30, 2003, the Company had unrestricted cash of $13.2 million, compared to $14.5 million at December 31, 2002. The Company’s net cash used in operating activities was $1.3 million and $1.2 million during the 2003 and 2002 Periods, respectively. Net cash used in investing activities was $0.05 million for the 2002 Period. The Company did not use any cash for investing activities during the 2003 Period. Net cash used in financing activities was $0.03 million and $0.04 million for the 2003 and 2002 Periods, respectively.

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

The Restructuring Agreement provided a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. On December 5, 2000, the Company commenced the Bankruptcy Cases. For further information concerning the Bankruptcy Cases and related matters, see Note 2 to the Unaudited Notes to Condensed Consolidated Financial Statements.

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

By suspending the interest payments on the Notes other than the Post-petition Distributions and sales proceeds of collateral for the Notes, the Company believes that its liquidity and capital resources will be sufficient to maintain normal operations at Fitzgeralds Reno at current levels during the pendency of the Bankruptcy Cases and does not anticipate any adverse impact on operations, customers or employees at Fitzgeralds Reno. However, costs incurred and to be incurred in connection with the Bankruptcy Cases have been and will continue to be substantial and, in any event, there can be no assurance that liquidity and capital resources will be sufficient to maintain normal operations at Fitzgeralds Reno during the pendency of the Bankruptcy Cases.

Other

Holiday Inn - Upon notification by Majestic of its intent to not enter into a new franchise agreement with Holiday Inn Franchising, Inc. (“Inn”), the Company filed a motion with the Bankruptcy Court on October 26, 2001 to remove its pre-petition franchise and other agreements with Inns from the list of agreements to be assumed and assigned to Majestic. On October 26, 2001, the Bankruptcy Court granted the motion. On or about July 9, 2002, the Bankruptcy Court entered an order granting the Company’s motion for an order authorizing the rejection of the franchise agreement. Inn disagreed with the rejection and subsequently filed an unsecured claim in Bankruptcy Court based upon the liquidated damage provision of the franchise agreement for $1.8 million. The Company has entered into an agreement with Inn to pay approximately $0.3 million in settlement of its claim with Inn, being 20% of its allowed unsecured claim as provided for in the New Plan. Such amounts are reflected as a liability on the balance sheet in the 2003 Period.

Jerome H. Turk – a former officer and shareholder of the Company filed a $782,551 unsecured claim in Bankruptcy Court for breach of contract concerning premium payments due to him on a split dollar life insurance policy purchased by him personally pursuant to a former employment contract with the Company. While the Company is contesting the allowance of such as claim by the Bankruptcy Court, the Company can not predict the Bankruptcy Court’s ultimate resolution of such a claim. In any event, the amount to be paid will be 20% of the claim as allowed by the Bankruptcy Court.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $2.1 million and $2.3 million for the 2003 and 2002 Periods, respectively.

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

Recently Issued Accounting Standards

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. This statement address financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The statement requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. This statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after

December 31, 2002 with early application encouraged. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operation.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Due to the Company’s bankruptcy filing, subsequent sale of a substantial portion of its assets, interim payments on the aggregate balance of accrued interest and principal on the Notes, as well as delays encountered in selling the Company’s remaining operating casino, the Company believes it is no longer possible to accurately determine the fair market value of its fixed debt obligations at March 30, 2003. The fair market value of the Company’s fixed debt obligations was approximately $52.0 million at March 31, 2002. The majority of the Company’s fixed debt obligations are comprised of the Company’s Notes. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.

Item 4

Controls and Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-Q, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will necessarily prevent all errors. Such controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. However, based upon our evaluation, we have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. Furthermore, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On or about June 12, 2001, NDOT filed a motion to dismiss the Company’s NEPA complaint based on a claim of sovereign immunity and the Company moved to amend its complaint to substitute as a defendant the Director of NDOT, Thomas E. Stephens, for the Defendant NDOT, in lieu of considering NDOT’s Eleventh Amendment immunity claim. This unopposed motion was granted by the Court on August 17, 2001, and the Company filed its amended complaint on August 23, 2001. Defendant FHWA filed its answer to the Complaint on September 6, 2001 and Defendant Stephens filed his answer on October 3, 2001. The City filed a motion to dismiss the amended complaint so far as it named the City as defendant on September 6, 2001. On February 15, 2002, the United States District Court held a hearing to consider the City’s motion to dismiss. At the hearing, the Defendant FHWA and the Defendant NDOT joined the City’s motion to dismiss. The City’s motion to dismiss was fully argued and submitted to the Court for a ruling. On March 11, 2002, the Court issued an order dismissing all of the Company’s claims against the City. The Court ruled the ReTRAC Project must comply with NEPA but the specific federal aid statute under which the City is receiving funding for the ReTRAC Project does not explicitly require the local government body to consent to suit under NEPA. Accordingly, the Court found the City was not a proper party in the case. The Court, however, denied the motions to dismiss by FHWA and NDOT stating the Company is entitled to proceed on the claims against those agencies for a violation of NEPA. The remaining parties – Fitzgeralds Reno, FHWA and NDOT – filed cross motions for summary judgment on December 23, 2002. These parties’ oppositions to the respective cross motions for summary judgment were filed on February 18, 2003. The cross motions for summary judgment was orally argued on February 26, 2003. On March 6, 2003, Judge Pro entered an order and judgment dismissing Fitzgeralds Reno’s claim against the FHWA and NDOT on the grounds the claims raised did not satisfy the applicable “arbitrary and capricious” standard under NEPA and only alleged “generalized and speculative environmental harms.” On May 2, 2003, the Company filed an appeal of the Court’s decision and judgement.

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

Reliance - From April 1, 1998 through September 30, 1999, the Company’s general liability insurance and worker’s compensation insurance carrier was Reliance Insurance Company (“Reliance”). On May 29, 2001, a Pennsylvania court placed Reliance under the control of the Pennsylvania Insurance Department for rehabilitation. Thereafter, on October 3, 2001, the Reliance Insurance Company was declared insolvent and placed under an order of liquidation by the Pennsylvania Commonwealth Court at the request of the Pennsylvania Insurance Department. The Pennsylvania Insurance Department is now referring claims incurred in Mississippi, Nevada and Colorado from April 1, 1998 through September 30, 1999 to the Mississippi Insurance Guaranty Association, the Nevada Insurance Guaranty Association and the Colorado Insurance Guaranty Association, respectively. Each state’s Guaranty Insurance Association will investigate the claims incurred in their jurisdictions to determine if any of these claims are eligible for any insurance coverage under the respective Insurance Guaranty Association. The Company has not incurred any material amounts for liability claims or workers compensation claims that would be subject to reimbursement by Reliance. However, the statute of limitation has not expired for filing claims and it is unclear at this time what the insurance coverage would be from Reliance, if any, in the event that a future claim is filed that would be large enough to result in an insurance reimbursement from Reliance or any state Insurance Guaranty Association, or if there is insurance coverage for an existing claim that is currently under the threshold level for reimbursement, but increases in the future to an amount eligible for reimbursement. The reimbursement threshold per claim is $25,000 and $100,000 for liability claims and worker compensation claims, respectively. At the present time, the Company is unable to determine what effect this action may have on liability and worker’s compensation claims which arose during the coverage period for which Reliance was the Company’s insurance carrier or whether any limitations on coverage would have a material adverse effect on the Company’s financial condition. In any event, any allowed unsecured claim ultimately assessed against the Company would be subject to the provisions for payment of allowed unsecured claims provided for in the New Plan.

Item 2. Changes in Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

(a)	As previously reported in its Report on Form 8-K filed July 22, 1999 and elsewhere in this Quarterly Report on Form 10-Q, the Company is in default on its $205.0 million Senior Secured Notes.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

The Company files monthly operating statements with the Bankruptcy Court. These filings are available for public inspection at the office of the clerk of the Bankruptcy Court at 300 Booth Street, Reno, Nevada 89509 or on the internet at www.nvb.uscourts.gov.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	Bankruptcy Court Order Confirming Debtor’s Second Amended Plan of Reorganization dated as of March 26, 2003 as Amended by Second Amended Plan of Reorganization as Modified and Approving Supplemental Disclosure Statement.

99.1	Certification furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report on Form 8-K, SEC File No. 0-26518, filed February 27, 2003 – Item 2 and 5.

Report on Form 8-K, SEC File No. 0-26518, filed April 8, 2003 – Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2003

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

Dated: May 12, 2003

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

Dated: May 12, 2003

/s/ Michael E. McPherson Michael E. McPherson Executive Vice President and Chief Financial Officer