Form 10-Q
period 2003-06-29
FITZGERALDS GAMING CORP
filed 2003-08-08
CIK 948087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

Commission file number: 0-26518

FITZGERALDS GAMING CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0329170
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

3097 E. Warm Springs Rd. Suite 100, Las Vegas, NV 89120
(Address of principal executive offices) (Zip Code)

(702) 940 — 2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [x]

As of June 29, 2003, the aggregate market value of Registrant’s Common Stock held by non-affiliates was not determinable. Shares outstanding of each of the registrant’s classes of common stock as of August 1, 2003

Class	Outstanding as of August 1, 2003

Common stock, $.01 par value	5,508,082

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
Item 4 Controls and Procedures
PART II OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT 32.1
EXHIBIT 32.2

FITZGERALDS GAMING CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information
	Item 1	Condensed Consolidated Financial Statements
		Unaudited Condensed Consolidated Balance Sheets as of June 29, 2003 and December 31, 2002	4
		Unaudited Condensed Consolidated Statements of Operations for the Quarters and Two Quarters Ended June 29, 2003 and June 30, 2002	6
		Unaudited Condensed Consolidated Statements of Cash Flows for the Two Quarters Ended June 29, 2003 and June 30, 2002	7
		Unaudited Notes to Condensed Consolidated Financial Statements	8
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
	Item 4	Controls and Procedures	24
Part II	Other Information		25
	Signatures		30

PART I

FINANCIAL INFORMATION

Item 1
Condensed Consolidated Financial Statements

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets
June 29, 2003 and December 31, 2002

ASSETS	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$13,004,395	$14,525,248
Accounts receivable, net of allowance for doubtful accounts of $28,887 and $24,412 as of June 29, 2003 and December 31, 2002, respectively	493,205	357,196
Inventories	339,428	464,550
Prepaid expenses:
Gaming taxes	801,112	697,191
Other	383,156	756,614
Total current assets	15,021,296	16,800,799

PROPERTY AND EQUIPMENT, net	61,389	70,139

OTHER ASSETS:
Net assets held for sale	12,490,263	12,490,263
Restricted cash	4,423,595	4,399,464
Other assets	1,943,100	1,705,445

Total other assets	18,856,958	18,595,172

TOTAL	$33,939,643	$35,466,110

(continued)

See Notes to Unaudited Condensed Consolidated Financial Statements	Page 4 of 33

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Balance Sheets (continued)
June 29, 2003 and December 31, 2002

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	2003	2002

LIABILITIES NOT SUBJECT TO COMPROMISE CURRENT LIABILITIES:
Current portion of long-term debt	$127,962	$121,946
Accounts payable	1,540,901	1,220,203
Accrued and other:
Payroll and related	1,384,851	1,334,562
Progressive jackpots	78,592	72,138
Outstanding chips and tokens	136,969	72,421
Other	577,799	689,619

Total current liabilities	3,847,074	3,510,889
LONG-TERM DEBT, net of current portion	2,108,119	2,173,642

Total liabilities not subject to compromise	5,955,193	5,684,531
LIABILITIES SUBJECT TO COMPROMISE	92,660,331	91,989,338

Total liabilities	98,615,524	97,673,869

CUMULATIVE REDEEMABLE PREFERRED STOCK,
$.01 par value; $25 stated value; 800,000 shares authorized, issued and outstanding; liquidation preference $20,000,000 stated value plus accrued dividends of $40,651,175 and $36,345,989 recorded at liquidation preference, net of unamortized offering costs and discount of $3,271,608 and $3,793,419, respectively	57,379,567	52,552,570

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.01 par value; 29,200,000 shares authorized; 5,508,082 shares issued and outstanding	55,080	55,080
Additional paid-in capital	23,675,511	23,675,511
Accumulated deficit	(145,786,043)	(138,490,920)

Total stockholders’ deficiency	(122,055,452)	(114,760,329)

TOTAL	$33,939,639	$35,466,110

See Notes to Unaudited Condensed Consolidated Financial Statements	Page 5 of 33

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Operations
For the Quarters and Two Quarters Ended June 29, 2003 and June 30, 2002

	Quarters Ended		Two Quarters Ended

	2003	2002	2003	2002

OPERATING REVENUES:
Casino	$8,425,223	$8,228,332	$14,973,973	$15,143,509
Food and beverage	1,564,211	1,511,516	2,925,438	2,841,723
Rooms	1,359,433	1,350,642	2,353,718	2,367,476
Other	182,390	190,705	331,272	397,058

Total	11,531,257	11,281,195	20,584,401	20,749,766
Less promotional allowances	1,539,073	1,517,445	2,804,962	2,711,844

Net	9,992,184	9,763,750	17,779,439	18,037,922

OPERATING COSTS AND EXPENSES:
Casino	4,288,882	3,954,050	7,947,716	7,752,593
Food and beverage	1,048,471	1,077,057	1,947,699	1,971,797
Rooms	454,700	423,636	817,025	848,856
Other operating expense	94,702	85,747	179,195	172,975
Selling, general and administrative	4,076,968	4,246,382	7,923,169	8,580,701
Depreciation and amortization	4,340	9,150	8,750	17,615
Reorganization items	142,973	365,486	900,960	1,060,598

Total	10,111,036	10,161,508	19,724,514	20,405,135

LOSS FROM OPERATIONS	(118,852)	(397,758)	(1,945,075)	(2,367,213)
OTHER INCOME (EXPENSE):
Interest income	14,156	24,185	18,071	42,884
Interest expense (contractual interest for	(269,913)	(322,781)	(541,122)	(652,418)
the quarter and two quarters ended June 29, 2003 was $5,636,036 and $11,272,072, respectively and for the quarter and two quarters ended June 30, 2002 was $4,993,057 and $10,820,373, respectively)
Other expense	—	(13,345)	—	(13,952)

NET LOSS	(374,609)	(709,699)	(2,468,126)	(2,990,699)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT	(2,457,915)	(2,121,362)	(4,826,997)	(4,166,048)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,832,524)	$(2,831,061)	$(7,295,123)	$(7,156,747)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.51)	$(0.51)	$(1.32)	$(1.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,082	5,508,082	5,508,082	5,508,082

See Notes to Unaudited Condensed Consolidated Financial Statements	Page 6 of 33

FITZGERALDS GAMING CORPORATION (Debtor-In-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows
For the Two Quarters Ended June 29, 2003 and June 30, 2002

	2003	2002

NET CASH USED IN OPERATING ACTIVITIES	$(1,461,346)	$(2,280,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(75,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(59,507)	(144,029)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,520,853)	(2,500,220)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,525,248	25,609,012

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,004,395	$23,108,792

CASH PAID FOR INTEREST	$113,739	$118,596

SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired through issuance of debt	$—	$147,269
Accretion of discount on preferred stock	521,811	450,358
Accrual of preferred stock dividends	4,305,186	3,715,690

See Notes to Unaudited Condensed Consolidated Financial Statements	Page 7 of 33

Fitzgeralds Gaming Corporation (Debtor-In-Possession)

Notes to Unaudited Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Fitzgeralds Gaming Corporation (the “Company”) (Debtor-In-Possession) as of June 29, 2003 and for the quarters ended June 29, 2003 and June 30, 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the two quarters ended June 29, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

Prior to the hearing on March 6, 2003, the Company and Contrarian agreed to Amendment No. 1 to the Amended and Restated Restructuring Agreement (the “Current Restructuring Agreement”) to provide, among other matters, (i) that Fitzgeralds Reno would not be sold, but would be retained by the Company; (ii) for an amendment to the Initial Plan (in the form of a Second Amended Plan of Reorganization (the “New Plan”)) to permit the conversion of the indebtedness due the holders of the Notes into 100% of the equity of the successor to the Company and (iii) payment of all allowed unsecured claims of less than $25,000 in full and a 20% payment for all allowed unsecured claims in excess of $25,000. Under the New Plan holders of notes may elect to receive a cash distribution of 3% of the principal amount of their notes in lieu of converting their indebtedness into equity of the successor to the company. The Current Restructuring Agreement, the New Plan and the amended Supplemental Disclosure Statement to accompany Debtor’s Amended Plan of Reorganization (the “Disclosure Statement”) were filed with the Bankruptcy Court on March 20, 2003. At a Bankruptcy Court hearing on April 21, 2003, the Bankruptcy Court confirmed the New Plan. The Bankruptcy Court issued an Order on May 5, 2003 confirming the New Plan, which is to become effective no later than 120 days from May 5, 2003. The Noteholders are seeking a District Court appointed supervisor to operate Fitzgeralds Reno pending the Noteholders obtaining a gaming license to operate the property. The effective date of the New Plan is anticipated to be the week commencing August 25, 2003.

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

Reorganization Items

For the quarter and the two quarters ended June 29, 2003 and June 30, 2002, the Company incurred the following expenses subsequent to the filing of the Bankruptcy Cases:

	Quarter Ended		Two Quarters Ended

	2003	2002	2003	2002

Reorganization items:
Post-petition professional fees	$170,632	$435,849	$634,580	$873,099
U. S. trustee fees	22,500	52,667	32,500	83,917
Loss on sale of assets	—	—	—	290,703
Other	—	—	313,926	—
Interest earned on accumulated cash resulting from the bankruptcy proceedings	(50,159)	(123,030)	(80,046)	(187,121)

	$142,973	$365,486	$900,960	$1,060,598

Liabilities Subject to Compromise

At June 29, 2003 and December 31, 2002 liabilities subject to compromise consisted of the following:

	2003	2002

Liabilities subject to compromise:
Notes	$93,505,934	$93,505,934
Discount on the Notes	(212,984)	(288,154)
Debt offering costs on the Notes	(997,935)	(1,350,147)
Unsecured creditors	365,316	121,705

	$92,660,331	$91,989,338

3.	Recently Issued Accounting Standards

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

As of June 29, 2003 and December 31, 2002 assets included in net assets held for sale of $12.5 million consisted mainly of property and equipment transferable upon the sale of Fitzgerald Reno.

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

The Company and Contrarian agreed to the Current Restructuring Agreement to provide, among other matters, (i) that Fitzgeralds Reno would not be sold, but would be retained by the Company; (ii) for an amendment to the Initial Plan (in the form of a Second Amended Plan of Reorganization (the “New Plan”)) to permit the conversion of the indebtedness due the holders of the Notes into 100% of the equity of the successor to the Company and (iii) payment of all allowed unsecured claims of less than $25,000 in full and a 20% payment for all allowed unsecured claims in excess of $25,000. Under the New Plan holders of notes may elect to receive a cash distribution of 3% of the principal amount of their notes in lieu of converting their indebtedness into equity of the successor to the company.

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

In the narrative discussion below, the “2003 Q2 Period” is defined as the quarter ended June 29, 2003 and the “2002 Q2 Period” is defined as the quarter ended June 30, 2002. The “Cumulative 2003 Period” is defined as the two quarters ended June 29, 2003 and the “Cumulative 2002 Period” is defined as the two quarters ended June 30, 2002. Fitzgeralds Gaming Corporation, Fitzgeralds Reno and the residual assets and liabilities of the operations sold to Majestic, are collectively referred to as (the “Properties”). Operating results for the Cumulative 2003 and 2002 Periods reflect the ongoing operating results of the Properties. In the Cumulative 2003 and 2002 Periods the Company did not allocate any corporate expense to Fitzgeralds Reno, however Fitzgeralds Reno incurred $0.2 million of net expense for services previously provided by the Company. Such expenses are included in selling, general and administrative expenses at Fitzgeralds Reno. Corporate expense is included in the selling, general and administrative expenses of the Properties and is reflected in other operations below. See Note 1 of Statement of Operations Data.

Quarter Ended June 29, 2003 Comparison to Quarter Ended June 30, 2002

The table below sets forth, Net Operating Revenues and Income (loss) from Operations for the 2003 Q2 Period and the 2002 Q2 Period.

	For the Quarters Ended

Statement of Operations Data	2003	2002

	(in thousands)
Net Operating Revenues:
Fitzgeralds Reno	$9,972	$9,749
Other	20	15

Total	$9,992	$9,764

Income (Loss) from Operations:
Fitzgeralds Las Vegas	$(73)	$(86)
Fitzgeralds Tunica	(155)	(131)
Fitzgeralds Reno	811	904
Fitzgeralds Black Hawk	(11)	(15)
Other (1)	(691)	(1,067)

Total Properties	(119)	(395)
Nevada Club	—	(3)

Total	$(119)	$(398)

(1)	Both the 2003 and 2002 Q2 Periods include corporate expenses and post-petition professional fees and expenses, net of interest income included in reorganization items.

Operating Revenues

Total revenues for the Properties (Fitzgeralds Reno represents over 99.0% of total revenues and net operating revenues) were $11.5 million and net operating revenues were $10.0 million for the 2003 Q2 Period, representing an increase of 2.2% and 2.3%, respectively, over total revenues of $11.3 million and net operating revenues of $9.8 million for the 2002 Q2 Period.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for Fitzgeralds Reno represented 73.1% and 72.9% of total revenues for the Operating Properties for the 2003 and 2002 Q2 Periods, respectively. Casino revenues for Fitzgeralds Reno (of which approximately 78.7% and 76.5% were derived from slot machine revenues for the 2003 and 2002 Q2 Periods, respectively) increased 2.4% to $8.4 million for the 2003 Q2 Period from $8.2 million for the 2002 Q2 Period.

Room revenues for Fitzgeralds Reno (11.8% and 12.0% of total revenues for the operating Properties for the 2003 and 2002 Q2 Periods, respectively) increased 0.7% for the 2003 Q2 Period. Fitzgeralds Reno room revenues increased due to an increase in the average daily rate of 3.3%. The average occupancy rate remained the same at 87.6% for the 2003 and 2002 Q2 Periods.

Food and beverage revenues for Fitzgeralds Reno (13.6% and 13.4% of total revenues for the Operating Properties for the 2003 and 2002 Q2 Periods, respectively) increased 3.5% to $1.6 million for the 2003 Q2 Period from $1.5 million for the 2002 Q2 Period.

Promotional allowances for Fitzgeralds Reno remained approximately the same at $1.5 million for both the 2003 and 2002 Q2 Periods.

Operating Costs and Expenses

Total operating costs and expenses for the Properties decreased 0.5% to $10.1 million for the 2003 Q2 Period from $10.2 million for the 2002 Q2 Period primarily as a result of a 34.3% decrease in corporate administrative expenses to $0.7 million for the 2003 Q2 Period from $1.1 million for the 2002 Q2 Period. Total operating expenses for Fitzgeralds Reno increased 3.6% to $9.2 million for the 2003 Q2 Period from $8.8 million for the 2002 Q2 Period.

Casino expenses for the Properties were $4.3 million for the 2003 Q2 Period, a 8.5% increase from $4.0 million for the 2002 Q2 Period due primarily to increases in payroll and benefit costs, as well as increased costs associated with operating non-owned slot devices. Food and beverage expenses for the Properties decreased 2.7% to $1.0 million for the 2003 Q2 Period from $1.1 million for the 2002 Q2 Period. Room expenses for the Properties increased 7.3% to $0.5 million for the 2003 Q2 Period from $0.4 million for the 2002 Q2 Period. Selling, general and administrative expenses for the Properties decreased 3.9% to $4.1 million for the 2003 Q2 Period from $4.2 million for the 2002 Q2 Period. Such decreases in selling, general and administrative expenses result primarily from a reduction in corporate administrative expenses. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $0.1 million for the 2003 Q2 Period and $0.4 million for the 2002 Q2 Periods, respectively. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the informal committee (the “Committee”) representing holders of a majority in interest of the Notes, the Indenture Trustee, and the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Properties increased 4.8% to approximately $4.6 million for the 2003 Q2 Period from approximately $4.4 million for the 2002 Q2 Period. Such expenses are included in the operating departmental expense to which they relate on the consolidated statement of operations.

Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased 4.2% for the 2003 Q2 Period. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

Loss from Operations

Loss from operations for the Company was $0.1 million for the 2003 Q2 Period compared to $0.4 million for the 2002 Q2 Period. Income from operations for Fitzgeralds Reno decreased to $0.8 million for the 2003 Q2 Period from $0.9 million for the 2002 Q2 Period.

Net Interest Expense

Interest expense for the Company (net of interest income), remained approximately the same at $0.3 million for the 2003 and 2002 Q2 Periods. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Loss

Net loss for the Company was $0.4 million in the 2003 Q2 Period compared to $0.7 million in the 2002 Q2 Period.

Two Quarters Ended June 29, 2003 Comparison to Two Quarters Ended June 30, 2002

	For the Two Quarters Ended

Statement of Operations Data	2003	2002

	(in thousands)
Net Operating Revenues:
Fitzgeralds Reno	$17,759	$18,014
Other	20	24

Total	$17,779	$18,038

	For the Two Quarters Ended

	2003	2002

	(in thousands)
Income (Loss) from Operations:
Fitzgeralds Las Vegas	$(375)	$(295)
Fitzgeralds Tunica	(175)	(148)
Fitzgeralds Reno	393	681
Fitzgeralds Black Hawk	(65)	(385)
Other (1)	(1,723)	(2,205)

Total Properties	(1,945)	(2,352)
Nevada Club	—	(15)
Net Cash Provided by (Used in) (2):
Operating Activities	$(1,461)	$(2,281)
Investing Activities	—	(75)
Financing Activities	(60)	(144)
Depreciation and Amortization	9	18
Capital Expenditures	—	(222)
Earnings to Fixed Charges (3):	—	—

(1)	Both the Cumulative 2003 and 2002 Periods include corporate expenses and post-petition professional fees and expenses, net of interest income included in reorganization items.

(2)	Includes financial results of Nevada Club for the Cumulative 2002 Period.

(3)	For the Ratio of Earnings to Fixed Charges, earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $2.4 million and $3.0 million for the Cumulative 2003 and 2002 Periods, respectively.

Operating Revenues

Total revenues for the Properties (Fitzgeralds Reno represents over 99.0% of total revenues and net operating revenues) were $20.6 million and net revenues were $17.8 million for the Cumulative 2003 Period, representing decreases of 0.8% and 1.4%, respectively, over total revenues of $20.8 million and net revenues of $18.0 million for the Cumulative 2002 Period.

The decrease is due to adverse economic conditions in its target market, Indian gaming in California and the Pacific Northwest as well as a reduction in travel earlier in the year, due to the war in Iraq.

The Company’s business can be separated into four operating departments: casino, food and beverage, rooms and other. Casino revenues for the Fitzgeralds Reno represented 72.7% and 73.0% of total revenues for the Properties for the Cumulative 2003 and 2002 Periods, respectively. Casino revenues for the Fitzgeralds Reno (of which approximately 78.0% and 75.1% were derived from slot machine revenues for the Cumulative 2003 and 2002 Periods, respectively) decreased 1.1% to $15.0 million for the Cumulative 2003 Period from $15.1 million for the Cumulative 2002 Period.

Room revenues for Fitzgeralds Reno (11.4% of total revenues for the Properties for both the Cumulative 2003 and 2002 Periods, respectively) decreased 0.6% due to a 0.7% decrease in the average daily rate and a decrease in the average occupancy rate to 83.5% for the Cumulative 2003 Period from 84.1% for the Cumulative 2002 Period.

Food and beverage revenues for Fitzgeralds Reno (14.2% and 13.7% of total revenues for the Properties for the Cumulative 2003 and 2002 Periods, respectively) increased 2.9% to $2.9 million for the Cumulative 2003 Period from $2.8 million for the Cumulative 2002 Period.

Promotional allowances for the Fitzgeralds Reno increased 3.4% to $2.8 million for the Cumulative 2003 Period from $2.7 million for the Cumulative 2002 Period.

Costs and Expenses

Total operating costs and expenses for the Properties decreased 3.3% to $19.7 million for the Cumulative 2003 Period from $20.4 million for the Cumulative 2002 Period primarily as a result of a 21.8% decrease in corporate administrative expenses to $1.7 million for the Cumulative 2003 Period from $2.2 million for the Cumulative 2002 Period. Total operating expenses for Fitzgeralds Reno remained the same at $17.4 million for both the Cumulative 2002 and 2003 Periods.

Casino expenses for the Properties were $7.9 million for the Cumulative 2003 Period, a 2.5% increase from $7.8 million for the Cumulative 2002 Period. Food and beverage expenses for the Properties decreased 1.2% to $1.9 million for the Cumulative 2003 Period from $2.0 million for the Cumulative 2002 Period. Room expenses for the Properties remained approximately the same at $0.8 million for both the Cumulative 2003 and 2002 Periods. Selling, general and administrative expenses for the Properties decreased 7.5% to $7.9 million for the Cumulative 2003 Period from $8.6 million for the Cumulative 2002 Period. Such decreases result primarily from a reduction in corporate administrative expenses, as well as a reduction in costs relating to the residual liabilities of the properties sold to Majestic. Professional fees and expenses incurred in conjunction with the ongoing development, negotiation and implementation of the Company’s restructuring were $0.9 million and $1.1 million for the Cumulative 2003 and 2002 Periods, respectively. Such expenses also include professional fees and expenses paid by the Company for the financial and legal advisors to the Committee and the Indenture Trustee, and administrative expenses paid to the U.S. Trustee in connection with the Bankruptcy Cases.

Personnel expenses for the Properties increased 1.5% to approximately $8.6 million for the Cumulative 2003 Period from approximately $8.5 million for the Cumulative 2002 Period. Such expenses are included in the operating departmental expense to which they relate on the consolidated statements of operations.

Marketing expenses for the Properties, which include advertising, promotional material, special events and the operations of the Fitzgeralds player-tracking card, decreased $0.08 million or 3.9% for the Cumulative 2003 Period. Such expenses are included in selling, general and administrative expenses on the consolidated statements of operations.

Loss from Operations

As a result of the forgoing, loss from operations for the Properties was $1.9 million for the Cumulative 2003 Period compared to $2.4 million for the Cumulative 2002 Period. Income from operations for Fitzgeralds Reno decreased 42.3% to $0.4 million for the Cumulative 2003 Period from $0.7 million for the Cumulative 2002 Period.

Net Interest Expense

Interest expense for the Properties (net of interest income), decreased 11.2% to $0.5 million for the Cumulative 2003 Period from $0.7 million for the Cumulative 2002 Period. Section 506(b) of the Bankruptcy Code permits the allowance of interest on an allowed secured claim secured by property, the value of which is greater than the amount of the claim. Inasmuch as the parties to the Restructuring Agreement have concluded that the fair market value of the collateral securing the Notes is less than the outstanding principal of the Notes, concurrently with the filing of the Bankruptcy Cases on December 5, 2000 the Company ceased accruing interest on the Notes.

Net Loss

Net loss for the Properties decreased $0.5 million to $2.5 million in the Cumulative 2003 Period compared to a net income of $3.0 million in the Cumulative 2002 Period.

Liquidity and Capital Resources

At June 29, 2003, the Company had unrestricted cash of $13.0 million, compared to $14.5 million at December 31, 2002. The Company’s net cash used in operating activities was $1.5 million and $2.3 million during the Cumulative 2003 and 2002 Periods, respectively. Net cash used in investing activities was $0.08 million for the Cumulative 2002 Period, while the Company did not use any cash for investing activities during the Cumulative 2003 Period. Net cash used in financing activities was $0.06 million and $0.1 million for the Cumulative 2003 and 2002 Periods, respectively.

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

The Restructuring Agreement provided a vehicle for liquidating the assets of the Company in the Bankruptcy Court through Chapter 11 of the Bankruptcy Code. Upon execution of the Restructuring Agreement and before commencement of the Bankruptcy Cases, the Company distributed $13.0 million in Excess Cash (as that term is defined in the Restructuring Agreement) to the trustee under the Indenture (the “Indenture Trustee”) to be applied to unpaid and accrued Indenture Trustee’s fees and expenses incurred and as partial payment of accrued and unpaid interest and principal as provided in the Indenture. On December 5, 2000, the Company commenced the Bankruptcy Cases. For further information concerning the Bankruptcy Cases and related matters, see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Other

Holiday Inn - Upon notification by Majestic of its intent to not enter into a new franchise agreement with Holiday Inn Franchising, Inc. (“Inn”), the Company filed a motion with the Bankruptcy Court on October 26, 2001 to remove its pre-petition franchise and other agreements with Inns from the list of agreements to be assumed and assigned to Majestic. On October 26, 2001, the Bankruptcy Court granted the motion. On or about July 9, 2002, the Bankruptcy Court entered an order granting the Company’s motion for an order authorizing the rejection of the franchise agreement. Inn disagreed with the rejection and subsequently filed an unsecured claim in Bankruptcy Court based upon the liquidated damage provision of the franchise agreement for $1.8 million. With the approval of the Bankruptcy Court, the Company has entered into an agreement with Inn to pay approximately $0.3 million in settlement of its claim with Inn, representing approximately 20% of its allowed unsecured claim as provided for in the New Plan. Such amounts are reflected as a liability on the balance sheet at June 29, 2003.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges measures the extent by which earnings, as defined, exceed certain fixed charges. Earnings are defined as earnings before income taxes, interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Fixed charges consist of interest on indebtedness, imputed interest on capital lease obligations and the portion of rent expense deemed to represent interest. Earnings were insufficient to cover fixed charges by $2.4 million and $3.0 million for the Cumulative 2003 and 2002 Periods, respectively.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Due to the Company’s bankruptcy filing, subsequent sale of a substantial portion of its assets, interim payments on the aggregate balance of accrued interest and principal on the Notes, as well as delays encountered in selling the Company’s remaining operating casino, the Company believes it is no longer possible to accurately determine the fair market value of its fixed debt obligations at June 29, 2003. The majority of the Company’s fixed debt obligations are comprised of the Company’s Notes. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources.

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

Based on plans prepared by the City, Fitzgeralds Reno would expect to lose permanently approximately 3,802 square feet of land and temporarily 22,979 square feet of land through eminent domain, several parking spaces, the current valet parking area, an outdoor billboard structure advertising available rooms and a building used to house administrative offices, and may be required to relocate the hotel entrance currently on Commercial Row. The City has also indicated that the ReTRAC Project might require the demolition of the Fitzgeralds Reno Rainbow Skyway if underpinning during construction of the ReTRAC Project cannot preserve the structure. Implementation of the ReTRAC Project under these circumstances would cause the Company to suffer significant and permanent loss in business revenue and income; certain efficiencies from demolished or impaired physical structures; and a portion of its existing customer base as a result of the construction and operation of the proposed rail bypass.

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

On February 27, 2001, the Reno City Council voted to continue the process of determining the actual cost of construction of the ReTRAC Project, which the City has estimated to be recently $282 million. On May 24, 2001, Fitzgeralds Reno commenced an action, CV-N-01-0329-PMP-RAM, in the United States District Court for the District of Nevada, against the Federal Highway Administration (“FHWA”), the Nevada Department of Transportation (“NDOT”), and the City (collectively, the “Defendants”) for violations of the National Environmental Policy Act (“NEPA”), codified at 42 U.S.C. §§ 4321-4327. The claims against all Defendants allege a violation of 42 U.S.C. § 4332 (Violation of NEPA: Failure to Consider Reasonable Alternatives & Failure to Consider and Provide Adequate Mitigation Measures). Specifically, Fitzgeralds Reno asserts the Defendants failed to consider the Partial Cover and Cut Tunnel Alternative and the use of the Feather River Route on a temporary basis, and failed to include a plan for mitigating the adverse environmental impacts, including construction disruption, loss of facilities, noise and vibration impacts, that will be caused by the ReTRAC Project and incurred by Fitzgeralds Reno and others.

On or about June 12, 2001, NDOT filed a motion to dismiss the Company’s NEPA complaint based on a claim of sovereign immunity and the Company moved to amend its complaint to substitute as a defendant the Director of NDOT, Thomas E. Stephens, for the Defendant NDOT, in lieu of considering NDOT’s Eleventh Amendment immunity claim. This unopposed motion was granted by the Court on August 17, 2001, and the Company filed its amended complaint on August 23, 2001. Defendant FHWA filed its answer to the Complaint on September 6, 2001 and Defendant Stephens filed his answer on October 3, 2001. The City filed a motion to dismiss the amended complaint so far as it named the City as defendant on September 6, 2001. On February 15, 2002, the United States District Court held a hearing to consider the City’s motion to dismiss. At the hearing, the Defendant FHWA and the Defendant NDOT joined the City’s motion to dismiss. The City’s motion to dismiss was fully argued and submitted to the Court for a ruling. On March 11, 2002, the Court issued an order dismissing all of the Company’s claims against the City. The Court ruled the ReTRAC Project must comply with NEPA but the specific federal aid statute under which the City is receiving funding for the ReTRAC Project does not explicitly require the local government body to consent to suit under NEPA. Accordingly, the Court found the City was not a proper party in the case. The Court, however, denied the motions to dismiss by FHWA and NDOT stating the Company is entitled to proceed on the claims against those agencies for a violation of NEPA. The remaining parties – Fitzgeralds Reno, FHWA and NDOT – filed cross motions for summary judgment on December 23, 2002. These parties’ oppositions to the respective cross motions for summary judgment were filed on February 18, 2003. The cross motions for summary judgment was orally argued on February 26, 2003. On March 6, 2003, Judge Pro entered an order and judgment dismissing Fitzgeralds Reno’s claim against the FHWA and NDOT on the grounds the claims raised did not satisfy the applicable “arbitrary and capricious” standard under NEPA and only alleged “generalized and speculative environmental harms.” On May 2, 2003, the Company filed an appeal of the Court’s decision and judgement. The Company has decided to dismiss the appeal with prejudice.

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

On July 24, 2003, the City commenced the eminent domain proceedings with the filing of a verified complaint. Additionally, the City joined the Company as a defendant a second condemnation proceedings that seeks to acquire certain property and property interests in the parking garage facility owned by the Company on leased land adjacent to the Fitzgeralds Reno casino and hotel. The Company must file an answer to the complaint within thirty days of service. The City also filed motions for immediate occupancy of the property and property interests sought to be condemned and for a priority trial setting. The Company must respond to the motions by August 11, 2003, and these motions are scheduled to be heard by the state district court on August 28, 2003.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

32.1	Certification furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2003

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

Dated: August 8, 2003	/s/ Philip D. Griffith
Philip D. Griffith President and Chief Executive Officer

CERTIFICATIONS

I, Michael E. McPherson, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Fitzgeralds Gaming Corporation (the “Registrant”)

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to sate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the report.

4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: August 8, 2003	/s/ Michael E. McPherson
Michael E. McPherson Executive Vice President and Chief Financial Officer